Form 10-K
period 2007-12-31
Camden Learning CORP
filed 2008-03-28
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to_______________

Commission file number:

CAMDEN LEARNING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	83-0479936
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

500 East Pratt Street, Suite 1200
Baltimore, MD	21202
(Address of principal executive offices)	(Zip Code)

(410) 878-6800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par value per share

Warrants to purchase shares of Common Stock

Units, each comprising of one share of Common Stock and one Warrant

(Title Of Class)

Name of each exchange on which registered

Over The Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on March 27, 2008, as reported on the OTC Bulletin Board, was approximately $46,437,360. As of March 27, 2008, there were 8,188,800 shares of common stock, par value $.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	being a development stage company with no operating history;

•	dependence on key personnel, some of whom may join us following an initial transaction;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	potentially being unable to obtain additional financing to complete an initial transaction;

•	limited pool of prospective target businesses;

•	securities’ ownership being concentrated;

•	potential change in control if we acquire one or more target businesses for stock;

•	risk associated with operating in the media, entertainment or telecommunications industries;

•	delisting of our securities from the OTC Bulletin Board or our inability to have our securities listed on the OTC Bulletin Board following a business combination;

•	financial performance following an initial transaction; or

•	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K., references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Camden Learning Corporation.

PART I

Item 1.  Business

Introduction

Camden Learning Corporation (the “Company”, “we”, or “us”) is a blank check company organized under the laws of the State of Delaware on April 10, 2007. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international assets or an operating business in the education industry. To date, our efforts have been limited to organizational activities, our initial public offering and the search for a suitable business combination. As of the date of this filing, we have not acquired any business operations nor entered into by definitive agreement with any target company.

Our executive offices are located at 500 East Pratt Street, Suite 1200, Baltimore, MD 21202 and our telephone number at that location is (410) 878-6800.

Recent Developments

A registration statement for our initial public offering was declared effective on November 29, 2007. On December 5, 2007, the Company sold 6,250,000 units in our initial public offering at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one redeemable common stock purchase warrant. On December 19, 2007, the Company sold an additional 376,300 Units subject to the underwriters’ over allotment option. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing the later of the completion of a Business Combination or November 29, 2008 (one year from the effective date of the offering), and expiring November 29, 2011 (four years from the effective date of the offering). The Company may redeem the warrants at a price of $.01 per Warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. We received gross proceeds of approximately $53,010,400 (which includes the proceeds of a private placement of 2,800,000 warrants for $2,800,000 to the Company’s sponsor, Camden Learning, LLC) from our initial public offering, of which $52,389,984 was placed in trust.

On November 29, 2007, our units commenced trading on the OTC Bulletin Board under the symbol “CAELU”. Holders of our units were able to separately trade the common stock and warrants included in such units commencing December 21, 2007 and the trading in the units has continued under the symbol CAELU. The common stock and warrants are quoted on the OTC Bulletin Board under the symbols CAEL and CAELW, respectively.

Since the completion of our initial public offering, we have contacted and continue to contact those industry professionals who we believe can be of strategic assistance in sourcing potential deals for us, including investment bankers, business consultants, accountants and lawyers. Through the relationships of our board of directors, officers and directors and senior advisors, we have also made contact with certain large national and international concerns to determine if they have any interest in divesting any of their existing interests. We have also sought out owners and institutional owners of education companies and investment bankers or business brokerage companies that are active in the education industry.

Overview

The U.S. education industry has continued to show substantial growth in the past decade, due to what we believe to be the importance of developing a skilled workforce. A skilled workforce is increasingly reliant on intellectual capital as the U.S. economy continues its shift to become focused on services rather than manufacturing. While post-secondary graduates are approximately 30% of the U.S. population, more than 85% have completed their K-12 education according to the National Center for Education Statistics report entitled “Digest of Education Statistics: 2005”. International competition, especially in math and science, has driven education legislation, requiring minimum performance levels and allocating funding for supplemental services in underperforming schools. In addition to state and government spending, the U.S. has the second highest level of education funding from private sources in the world at 28%, led only by Korea, according to the Organisation for Economic Co-Operation and Development’s report entitled “Education at a Glance 2006”. These factors have contributed to the overall increase in education spending with total expenditures for education expected to amount to 7.5% of U.S. gross domestic product in 2003-04, which is approximately 0.6 percentage points higher than in 1993-94 according to the National Center for Education Statistics report entitled “Digest of Education Statistics: 2005”. Expenditures for public and private education, from kindergarten through graduate school (excluding postsecondary schools not awarding associate or higher degrees), are estimated at $827 billion for 2003-04 according to the National Center for Education Statistics report entitled “Digest of Education Statistics: 2005”. We expect these factors to continue to drive growth across all sectors of the education industry.

We believe this growth has created significant opportunities for companies engaged in the for-profit education industry serving these students. For-profit, four year, Title IV degree granting institutions increased from 80 in 1993-1994 to 350 in 2003-04, while not-for-profit, four year, Title IV degree granting institutions increased from 2,110 in 1993-1994 to 2,180 in 2003-04 according to the National Center for Education Statistic’s report entitled “Digest of Education Statistics: 2005”. We believe the growth rate in the for-profit sector will continue to outpace non-profit providers. In addition to enrollment in K-12 and post-secondary education, corporate training and early childcare have shown recent growth, after slowdowns following 2000-2001.

Although we may consider a target business in any sector of the education industry, we intend to concentrate our search for an acquisition candidate in the following target sectors:

•	Early Childcare (pre-school programs and/or day care facilities for pre-school aged children);

•	K-12 (kindergarten through twelfth grade);

•
Post-secondary (a formal instructional program for students who have completed the requirements for a high school diploma or its equivalent, including programs whose purpose is academic, vocational and continuing professional education); and

•	Corporate Training.

We intend to leverage the industry experience of our executive officers and directors by focusing our efforts on identifying a prospective target business in the education industry.

Our Management Team

Our management team has extensive experience in the education industry, in investment banking and private equity investments. David L. Warnock, our President, Chairman and Chief Executive Officer, has over 24 years of investment experience in the education and business and financial services industries. Mr. Warnock serves on the boards of directors of American Public Education, Inc., New Horizons Worldwide, Inc., Nobel Learning Communities, Inc., Primo Water Corporation and Questar Assessment, Inc., formerly Touchstone Applied Science Associates. Donald W. Hughes, our Chief Financial Officer and Secretary, also serves on the boards of directors of New Horizons Worldwide, Inc. and Questar Assessment, Inc. Dr. Therese Crane, our director, was previously President of Jostens Learning Corporation and its successor, Compass Learning and previously was Vice President of Information and Education Products at America Online. Ronald Tomalis, our director, was previously counselor to the US Secretary of Education and Acting Assistant Secretary of Elementary and Secondary Education. William Jews is a former governor of the Federal Reserve Bank and was the President and Chief Executive Officer of CareFirst Inc./CareFirst Blue Cross Blue Shield from 1993 through 2006, an organization with more than $5 billion in annual revenues. Mr. Jews has previously been a director of MBNA, MuniMae Inc., Nations Bank, Ecolab, Inc. and Crown Central Petroleum, and currently serves on the boards of directors of The Ryland Group, a national home builder and mortgage provider, Choice Hotels International, a worldwide lodging franchisor and Fortress International Group, Inc., the parent company of Total Site Solutions, which supplies industry and government with secure data centers and other facilities designed to survive terrorist attacks, natural disasters and blackouts. In the course of their careers, management completed numerous strategic transactions and acquisitions and developed extensive contacts and relationships in the education industry.

Effecting a Business Combination

General

We are not presently engaged in any substantive commercial business. We intend to utilize cash derived from the proceeds of the initial public offering, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to initially effect only a single business combination.

We have not entered into any definitive agreement with a target business

To date, although we continue to search for a potential candidate for a business combination, we have not entered into any definitive agreements with any target business for a business combination.

Subject to the limitations that a target business or businesses have a collective fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective business combination candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. We do not intend to specifically target financially unstable, early stage or un-established companies; however, to the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including education industry executives, investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. Each member of our management team has been involved in the education industry, investment banking and private equity investments for a majority of, if not their entire, professional careers. In connection therewith, members of our management, as they have done in the past, frequently review newspaper articles and trade publications, and attend conferences and trade shows, which relate to the education industry. We may engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in which event we may pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on an arm’s length basis and disclosed to our stockholders in the proxy materials we provide in connection with any proposed business combination. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of the amount in our trust account (less the deferred underwriting discount and commissions and taxes payable) at the time of such transaction, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business in the education industry. We have not established any other specific attributes (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	growth potential;

•	financial condition and results of operation;

•	capital requirements;

•	the value and extent of intellectual property;

•	competitive position;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of protection of the products, processes or services; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us. We will engage independent third party consultants or experts to assist us in the due diligence process. For additional information on such engagements, see below under the section entitled “Item 13 Certain Relationships and Related Transactions.”

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us or in connection with the consummation of the initial business combination.

Fair market value of target business

The initial target business or businesses with which we engage in a business combination must have a collective fair market value equal to at least 80% of the amount in our trust account (less the deferred underwriting discount and commissions and taxes payable) at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of the amount in our trust account (less the deferred underwriting discount and commissions and taxes payable) at the time of acquisition. The fair market value of any such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of the amount in our trust account (less the deferred underwriting discount and commissions and taxes payable) threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. If we do obtain such an opinion, we will provide details with respect to how such opinion may be obtained from us in the Current Report on Form 8-K which we file to disclose our entering into the acquisition agreement. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses whose fair market value, collectively, is at least equal to 80% of the amount in our trust account (less the deferred underwriting discount and commissions and taxes payable) at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination although this may entail the acquisition of several operating businesses. We may not be able to engage in a business combination with more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and other legal issues and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the transaction with one or more of the target businesses would not be satisfied, bringing the fair market value of the initial business combination below the required fair market value of 80% of the amount in our trust account (less the deferred underwriting discount and commissions and taxes payable) threshold. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike entities that have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:
• subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

• result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the management of the target business

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While certain of our current officers and directors may remain associated in senior management or advisory positions with us following a business combination, they may not devote their full time and efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination, which would be negotiated at the same time as the business combination negotiations are being conducted and which may be a term of the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the business combination is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the stockholder vote required to approve any business combination, all of our founding stockholders have agreed to vote the shares of common stock owned by them prior to the offering in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our founding stockholders have also agreed that if they acquire shares of common stock in or following the offering, they will vote such acquired shares in favor of a business combination. As a result, any of our founding stockholders that acquire shares during or after the offering may not exercise conversion rights with respect to those shares in the event that the business combination transaction is approved. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in the initial public offering exercise their conversion rights. We will only structure or consummate a business combination in which all stockholders exercising their conversion rights, up to 29.99%, will be entitled to receive their pro rata portion of the trust account (net of taxes payable). Additionally, we will not propose a business combination to our stockholders which includes a provision that such business combination will not be consummated if stockholders owning less than 29.99% vote against such business combination and exercise their conversion rights as described herein. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described below.

In connection with any proposed business combination we submit to our stockholders for approval, we will also submit to stockholders a proposal to amend our amended and restated certificate of incorporation to provide for our perpetual existence, thereby removing the limitation on our corporate life of November 29, 2009. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to provide for our perpetual existence. The approval of the proposal to amend our amended and restated certificate of incorporation to provide for our perpetual existence would require the affirmative vote of a majority of our outstanding shares of common stock.

Redemption Rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination, elects to redeem its shares of common stock and the business combination is approved and completed. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination, elects to redeem its shares of common stock and the business combination is approved and completed. The actual per-share redemption price will be equal to $7.92 (plus the interest earned on the trust account, net of any income taxes due on such interest and up to $600,000 of interest income released to us to fund our working capital), divided by the number of shares of common stock sold in the offering. Because the initial per share redemption price is $7.92 per share (plus any interest, net of taxes payable and amounts disbursed for working capital purposes), which may be lower than the market price of the common stock on the date of the redemption, there may be a disincentive on the part of public stockholders to exercise their redemption rights.

A stockholder who requests redemption of his or her shares must hold these shares from the record date through the closing date of the business combination. In order to ensure accuracy in determining whether or not the redemption threshold has been met, each redeeming stockholder must continue to hold their shares of common stock until the consummation of the business combination. We will not charge redeeming stockholders any fees in connection with the tender of shares for redemption. If a stockholder votes against the business combination but fails to properly exercise his or her redemption rights, such stockholder will not have his or her shares of common stock redeemed for his or her pro rata distribution of the trust account. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock into their share of the trust account still have the right to exercise the warrants they received as part of the units. We will not complete any business combination if public stockholders owning 30% or more of the shares exercise their redemption rights. Our founding stockholders are not entitled to redeem any shares of common stock held by them whether acquired by them prior to or after the offering. Even if less than 30% of the stockholders, as described above, exercise their redemption rights, we may be unable to consummate a business combination if such redemption leaves us with funds less than an aggregate fair market value equal to at least 80% of the amount in our trust account (less the deferred underwriting discount and commissions and taxes payable) at the time of such transaction, which amount is required for our initial business combination. In such event, we may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve, liquidate and wind up.

An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination, elects to redeem its shares of common stock and the business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the business combination to tender his shares if he wishes to seek to exercise his redemption rights, a period that will not be less than 10, nor more than 60, days. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours (because the transfer is made electronically once final instruction is given to Depository Trust Company) by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipated. Additionally, if the shares of common stock cannot be transferred through the DWAC system, the process may take such number of days required to complete the proper paperwork, obtain the necessary authorizations and consents and to locate and deliver physical stock certificates, if any. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to redeem. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the redemption right, to which stockholders were aware they needed to commit before the stockholder meeting, would become a right of redemption surviving past the consummation of the business combination and which we would be obligated to honor until the redeeming holder delivered his certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. This fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares prior to the meeting. The need to deliver shares is a requirement of redemption regardless of the timing of when such delivery must be effectuated. Accordingly, this would not result in any increased cost to stockholders when compared to the traditional process, however, in the event a stockholder elects redemption of their shares of common stock but the proposed business combination is not approved, a stockholder will have paid $35 to elect redemption but would not actually have their shares of common stock redeemed. Further, it is possible this tendering process will be cost-prohibitive for stockholders in the event their aggregate holdings of our shares of common stock do not exceed $35.

If a vote on our initial business combination is held and the business combination is not approved, or is not consummated for any other reason, we may continue to try to consummate a business combination with a different target until November 29, 2009. Public stockholders voting against our initial business combination who exercised their redemption rights would not be entitled to redeem their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account in respect of the unconsummated initial business combination. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation. If a stockholder redeems his shares of common stock, he will still have the right to exercise the warrants received as part of the units purchased in the offering in accordance with the terms hereof. If the proposed business combination is not consummated then a stockholder’s shares will not be redeemed into cash, even if such stockholder elected to redeem.

Liquidation If No Business Combination

Our amended and restated certificate of incorporation also provides that we will continue in existence only until November 29, 2009. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State).

If we are unable to consummate a business combination by November 29, 2009, we will distribute to our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.

Our founding stockholders have waived their rights to participate in any liquidation of our trust account or other assets with respect to shares of common stock owned by them prior to the offering. In addition, in the event of liquidation, our underwriter has agreed to waive its rights to the $1,590,312 of deferred underwriting discount and commissions deposited in the trust account for its benefit. There will be no distribution from the trust account or otherwise in connection with dissolution with respect to our warrants, which will expire worthless. We estimate our total costs and expenses for implementing and completing our liquidation and dissolution will be between $25,000 and $40,000. This amount includes all costs and expenses relating to filing our dissolution in the State of Delaware and the winding up of our company. We believe there should be sufficient funds available, outside of the trust account as well as from the interest earned on the trust account and released to us as working capital, to fund the $25,000 to $40,000 in costs and expenses.

If we are unable to consummate a business combination and expend all of the net proceeds of the offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price to the public stockholders would be equal to $7.92 per share. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could be prior to the claims of our public stockholders. Although we will use our reasonable best efforts to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. We may elect to forego obtaining waivers only if we receive the approval of our Chief Executive Officer and the approving vote or written consent of at least a majority of our board of directors. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In order to protect the amounts held in the trust account, our sponsor has agreed to indemnify us for claims of any vendors, service providers, prospective target businesses or creditors that have not executed a valid and binding waiver of any right or claim to the amounts in trust account. As further assurance our sponsor will have the necessary funds required to meet these indemnification obligations, (i) Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P., or collectively the Camden III Funds, have agreed, under our sponsor’s limited liability company agreement, to make capital contributions to our sponsor as and when required in order for the sponsor to fulfill its indemnification obligations and (ii) our sponsor has agreed to take all such action reasonably necessary to request its members make such capital contributions. Additionally, in the event either of the Camden III Funds undertakes a liquidating distribution while the indemnification obligations of the sponsor are outstanding, they have each agreed, in our sponsor’s limited liability company agreement, to use reasonable efforts to set aside from such distribution adequate reserves to cover the reasonably anticipated liabilities which may be incurred by our sponsor. We and the representative of the underwriters are named as express third party beneficiaries in and with respect to the provisions of our sponsor’s limited liability company agreement which require the Camden III Funds to make such capital contributions and establish such reserves. Although we have a fiduciary obligation to pursue the sponsor to enforce its indemnification obligations, and intend to pursue such actions as and when we deem appropriate, there can be no assurance it or the Camden III Funds will be able to satisfy those obligations, if required to do so.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after November 29, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders potentially could be liable for any claims to the extent of distributions received by them and liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims which could be made against us are significantly limited and the likelihood any claim that would result in any liability extending to the trust is minimal.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance”. As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after November 29, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Additionally, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to redeem their respective shares for cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Competition for Target Businesses

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Based on currently available public information, there are approximately 153 blank check companies which have gone public since 2003, of which 47 have actually consummated a business combination and 10 have liquidated. The remaining 96 companies have more than $14.8 billion in the trust account and are seeking to consummate a business combination. Of these companies, 22 have announced that they have entered into definitive agreements for business combinations but have not yet consummated these transactions. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses we could acquire with the net proceeds of the offering and the private placement, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to redeem for cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
the requirement to acquire assets or one or more operating businesses that has an aggregate fair market value equal to at least 80% of the amount in our trust account (less the deferred underwriting discount and commissions and taxes payable) at the time of such transaction may require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in negotiating a business combination. Our management believes, however, our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we effect a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers, one of whom is also a member of our Board of Directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect such individuals to devote an average of approximately ten hours per week to our business. We have two part-time employees in the accounting department. We do not intend to have any full time employees prior to the consummation of a business combination.

Financial Information

We will not acquire an operating business in the education industry if audited financial statements based on United States generally accepted accounting principles cannot be obtained for such target business. Additionally, our management will provide stockholders with audited financial statements, prepared in accordance with United States generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing each specific target business or assets we seek to acquire. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. The financial statements of a potential target business will be required to be audited in accordance with United States generally accepted auditing standards. To the extent that this requirement cannot be met, we will not be able to effect a business combination with the proposed target business. Our management believes that although the requirement of having available financial information for the target business or assets may limit the pool of potential target businesses or assets available for acquisition, the narrowing of the pool is not expected to be material.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A. Risk Factors

Risks Associated With Our Business

We are a newly formed development stage company with no operating history and no revenues and, accordingly, our investors will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Since we do not have any operations or an operating history, our investors will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the education industry. To date, although we continue to search for a potential candidate for a business combination, we have not entered into any definitive agreements with any target business for a business combination. We will not generate any revenues or income, other than interest on the trust account funds, until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

If we are unable to complete a business combination and are forced to liquidate, our public stockholders will receive less than $8.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination, and are forced to liquidate our assets, the per share liquidation will be less than $8.00 because of the expenses of the offering, our general and administrative expenses and the anticipated costs of seeking a business combination. The per share liquidation value will be $7.92 per share, plus interest earned thereon (net of amounts released to us and net of taxes payable thereon), which includes the net proceeds of the offering and the private placement of the insider warrants and $1,590,312 ($0.24 per share) of deferred underwriting discounts and commissions. While we will pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, and our sponsor has agreed to indemnify us under certain circumstances for such liabilities and obligations, we cannot assure you, where it is subsequently determined that the reserve for liabilities is insufficient, that stockholders will not be liable for such amounts to creditors. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination. For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, see the section below entitled “Effecting a business combination—Liquidation if no business combination.”

If we are unable to consummate a business combination, our public stockholders will be forced to wait the full 24 months before receiving liquidation distributions.

We have 24 months in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought redemption of their shares. Only after the expiration of this full time period will the public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

You will not be entitled to protections normally afforded to investors of blank check companies, including the ability to receive all interest earned on the amount held in trust.

Since the net proceeds of the initial public offering are intended to be used to complete a business combination with a target business which has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC following consummation of the initial public offering, including an audited balance sheet, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited into the trust account. Because we are not subject to Rule 419, a portion of the interest earned on the funds deposited in the trust account will be released to us to fund our working capital and will not be available at all to those public stockholders redeeming in connection with a business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

Based upon publicly available information, we have identified approximately 153 similarly structured blank check companies which have completed initial public offerings since August 2003, of which 47 have actually consummated a business combination and 10 have liquidated. As of such date, the remaining 96 companies have more than $14.8 billion in the trust account and are seeking to consummate business combinations. Of these companies 22 have announced that they have entered into definitive agreements for business combinations but have not yet consummated these transactions. While many of these companies are targeted towards specific industries in which they must complete a business combination, certain of these companies may consummate a business combination in any industry they choose. As a result, there may be significant demand for the types of privately-held companies we target, which demand may limit the number of potential acquisition targets for us.

Further, because only 69 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours. We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

The terms on which we may effect a business combination can be expected to become less favorable as we approach our twenty four month deadline.

Pursuant to our amended and restated certificate of incorporation, we must adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation and the distribution of our assets, including the funds held in the trust account, if we do not effect a business combination within 24 months after the completion of the offering. We have agreed with the trustee to promptly adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation and the distribution of our assets, including the funds held in the trust account, upon expiration of the time periods set forth above.

Any entity with which we negotiate, or attempt to negotiate, a business combination, will, in all likelihood, be aware of this time limitation and can be expected to negotiate accordingly. In such event, we may not be able to reach an agreement with any proposed target prior to such period and any agreement that is reached may be on terms less favorable to us than if we did not have the time period restrictions set forth above. Additionally, as the 24 month time period draws closer, we may not have the desired amount of negotiating leverage in the event any new information comes to light after entering into definitive agreements with any proposed target but prior to consummation of a business transaction.

The fact we will proceed with the business combination if public stockholders holding less than 30% of the shares sold in the initial public offering exercise their redemption rights, rather than the 20% threshold of most other blank check companies, may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.

Unlike most other blank check offerings which have a 20% redemption threshold, we will proceed with the business combination if public stockholders holding less than 30% of the shares sold in the offering exercise their redemption rights. As a result of our higher redemption threshold, we may have less cash available to complete a business combination. Because we will not know how many stockholders may exercise such redemption rights, we will need to structure a business combination meeting the 80% of our net assets test that requires less cash, or we may need to arrange third party financing to help fund the transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. Alternatively, to compensate for the potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our stock as consideration. Accordingly, this increase in redemption threshold to 30% may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders from the trust account will be less than $7.92 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. We may elect to forego obtaining waivers only if we receive the approval of our Chief Executive Officer and the approving vote or written consent of at least a majority of our board of directors, including all of our non-independent directors. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason.

Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $7.92 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account and net of any amounts released to us as working capital), due to claims of such creditors. If we are unable to complete a business combination and are forced to dissolve and liquidate, our sponsor will be liable to ensure the proceeds in the trust account are not reduced by the claims of various vendors, prospective target businesses or other entities owed money by us for services rendered or products sold to us, to the extent necessary to ensure such claims do not reduce the amount in the trust account in order to preserve a $7.92 per-share liquidation price. In order to protect the amounts held in the trust account, our sponsor has agreed to indemnify us for claims of creditors that have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the trust account. However, we cannot assure you the sponsor will be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is minimal because we will endeavor to have all vendors and prospective target businesses, as well as other entities, execute agreements with us waiving all right, title, interest or claim of any kind in or to monies held in the trust account.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

None of our directors or officers has been a principal of, or affiliated with, a “blank check” company that executed a business plan similar to our business plan and none of such individuals is currently affiliated with any such entity. However, our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. While our officers and directors have agreed to present business opportunities first to the company, subject to any pre-existing duty they may have, they may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you these conflicts will be resolved in our favor.

Because the amount of time it will take to obtain physical stock certificates is uncertain and beyond our control, stockholders who wish to redeem may be unable to obtain physical certificates by the deadline for exercising their redemption rights.

We may require that stockholders who wish to exercise their redemption rights tender physical certificates representing their shares to us not later than the day prior to the stockholders meeting. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than we anticipate to obtain a physical certificate, stockholders who wish to redeem may be unable to obtain physical certificates by the deadline for exercising their redemption rights and thus will be unable to redeem their shares.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

In the event of dissolution, stockholders may be held liable under the Delaware General Corporation Law for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders within 10 business days after the 24 month period and, therefore, we do not intend to comply with these procedures. Because we will not be complying with Section 280, we will comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims that could be made against us are significantly limited and the likelihood any claim would result in any liability extending to the trust is minimal. However, because we will not be complying with Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution, and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Any distributions received by stockholders could also be viewed under applicable Delaware fraudulent transfer laws and debtors/creditors could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after November 29, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 with respect to the shares of common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price thereafter at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. The foregoing does not apply to the warrants included as part of the 2,800,000 insider warrants purchased prior to the offering, as such warrants are not subject to redemption while held by the initial holder or any permitted transferee of such initial holder.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants.

Holders of our warrants will be able to exercise the warrant only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the warrants following completion of the offering to the extent required by federal securities law, and we intend to comply with such undertaking, we cannot assure you we will be able to do so. In addition, we have agreed to use our reasonable efforts to register the shares underlying the warrants under the blue sky laws of the states of residence of the exercising warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. For example, some states may not permit us to register the shares issuable on exercise of our warrants for sale. We are not obligated to pay cash or other consideration to the holders of the warrants in such situations. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire worthless. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Because the warrants sold in the private placement were originally issued pursuant to an exemption from the registration requirements under the federal securities laws, holders of such warrants will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the private placement will not have any restrictions with respect to the exercise of their warrants. As described above, the holders of the warrants purchased in the initial public offering will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of the date of this Annual Report, there are 11,811,200 authorized but unissued shares of our common stock available for issuance, together with all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this Annual Report to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in the offering;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our common stock; and

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded to the common stock.

Additionally, acquisitions in the education industry can be capital intensive, often using indebtedness to finance acquisitions and working capital needs. If we finance the purchase of assets or operations through the issuance of debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

For a more complete discussion of the possible structure of a business combination, see the section below entitled “Effecting a business combination—Selection of a target business and structuring of a business combination.”

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other third party fees and expenses. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control, such as 29.99% or more of our public stockholders voting against the business combination and opting to have us redeem their stock into a pro rata share of the trust account even if a majority of our stockholders approve the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.

We have reserved approximately $800,000 (not including up to $600,000 of interest we may earn on funds in the trust account, which we are entitled to in order cover our operating expenses and our costs associated with our plan of dissolution and liquidation if we do not consummate a business combination) from the proceeds of the initial public offering and the private placement to cover our operating expenses for the next 24 months and to cover the expenses incurred in connection with a business combination. This amount is based on management’s estimates of the costs needed to fund our operations for the next 24 months and consummate a business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination, or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the existing stockholders or from third parties. We may not be able to obtain additional financing and our founding stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate as part of our stockholder-approved plan of dissolution and liquidation prior to consummating a business combination.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

Of the net proceeds of the offering and the private placement, only approximately $800,000 is available to us initially outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to a portion of the interest earned on the trust account, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to sell additional shares of common stock, borrow funds from our insiders or others or be forced to dissolve, liquidate and wind up.

Our ability to effect a business combination and to execute any potential business plan afterwards will be dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.

Our ability to effect a business combination will be dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect most of our management and other key personnel to remain associated with us following a business combination, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you our assessment of these individuals will prove to be correct. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate terms with the combined company as part of any such combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment or consulting agreement or other arrangement. The determination to remain as officers of the resulting business will be determined prior to the completion of the transaction and will depend upon the appropriateness or necessity of current management to remain. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the management of our target business, and negotiate as part of the business combination that certain members of current management remain if it is believed to be in the best interests of the combined company post-business combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

None of our officers or directors has ever been associated with a blank check company, which could adversely affect our ability to consummate a business combination.

None of our officers or directors has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of the offering and the private placement. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and force us to dissolve and liquidate the trust account to our public stockholders as part of our stockholder-approved plan of dissolution and liquidation.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. For a discussion of potential conflicts of interest that you should be aware of, see the section below entitled “Management—Conflicts of Interest.” We cannot assure you these conflicts will be resolved in our favor.

Certain directors and officers of ours own shares of our common stock, and certain of our directors own warrants purchased in the private placement, which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

The sponsor is partially owned, indirectly, by David Warnock, our President, Chairman and Chief Executive Officer, and it is the sponsor that owns shares of our common stock, as well as warrants purchased in a private placement consummated prior to the initial public offering. The sponsor has waived its right to the liquidation of the trust account as part of our stockholder-approved plan of dissolution and liquidation with respect to those shares upon the liquidation of the trust account to our public stockholders if we are unable to complete a business combination. The shares and warrants owned by the sponsor will be worthless if we do not consummate a business combination. The personal and financial interests of Mr. Warnock may influence his motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, his discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our founding stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent such expenses exceed the amount available outside the trust account unless the business combination is consummated, and therefore they may have a conflict of interest.

Our founding stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent such expenses exceed the amount available outside the trust account, unless the business combination is consummated. The amount of available proceeds is based on management estimates of the capital needed to fund our operations for the next 24 months and to consummate a business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination, or if we expend a significant portion in pursuit of an acquisition which is not consummated. The financial interests of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of less than $5,000,000 and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed and you may find it more difficult to sell our securities.

It is probable our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business and a limited number of products or services. Additionally, we may face obstacles to completing simultaneous acquisitions.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of the amount in our trust account (excluding deferred underwriting compensation, and interest thereon, held in the trust) at the time of such acquisition, which amount is required as a condition to the consummation of our initial business combination. We may not be able to acquire more than one target business because of various factors, including the amount of funds available to consummate a business combination, possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we may not have sufficient management, financial or other resources to effectively investigate the business and affairs of multiple acquisition candidates simultaneously or to negotiate the terms of multiple acquisition agreements at the same time, which could result in a failure to properly evaluate multiple acquisitions. Further, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied, bringing the fair market value of the initial business combination below the required fair market value of 80% of the amount in our trust account (excluding deferred underwriting compensation, and interest thereon, held in the trust). Accordingly, while it is possible we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the proceeds of the offering and the private placement. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The ability of our stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder's shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines the target business has sufficient fair market value.

The initial target business we acquire must have a fair market value equal to at least 80% of the amount in our trust account (excluding $1,590,312 of deferred compensation to be held for the benefit of the underwriters) at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of the amount in our trust account (excluding underwriter’s deferred underwriting compensation, and interest thereon, held in the trust) at the time of such acquisition. We have not had any preliminary discussions, or made any agreements or arrangements, with respect to financing arrangements with any third party. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine whether the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA. with respect to the satisfaction of such criteria.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe the net proceeds of the offering and the private placement will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you such financing would be available on acceptable terms, if at all. To the extent additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our founding stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our founding stockholders (including all of our officers and directors) collectively own 21.68% of our issued and outstanding shares of common stock (not including the purchase of 2,800,000 warrants in the private placement by our sponsor). None of our other founding stockholders, officers and directors has indicated to us they intend to purchase units or warrants on the open market.

In addition, our sponsor has entered into an agreement with the representative pursuant to which it will place limit orders for $4,000,000 of our common stock commencing ten business days after we file our Current Report on Form 8-K announcing our execution of a definitive agreement for a business combination and ending on the business day immediately preceding the meeting date for the meeting of stockholders at which such business combination is to be approved. These purchases will be made in accordance with Rule 10b-18 under the Exchange Act at a price equal to the per share amount held in our trust account as reported in such Form 8-K.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years, with only one class of directors being elected in each year. It is unlikely there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, initially only a minority of the board of directors will be considered for election and our founding stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founding stockholders will continue to exert control at least until the consummation of a business combination. In addition, our founding stockholders and their affiliates and relatives are not prohibited from purchasing units in the open market. If they do, we cannot assure you our founding stockholders will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with the initial public offering as part of the units, and the private placement, we issued warrants to purchase up to 10,051,300 shares of our common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our founding stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our founding stockholders, including our sponsor, which purchased warrants in the private placement, are entitled to require us to register the resale of their warrants as well as their shares of common stock at any time after the date on which their securities are released from escrow. If such existing security holders exercise their registration rights with respect to all of their shares of common stock (including those 2,800,000 shares of common stock issuable upon exercise of warrants included as part of the insider warrants), there will be an additional 4,362,500 shares of common stock eligible for trading in the public market and we will bear the costs of registering such securities. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are traded in the over-the-counter market and quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

We may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended, because, prior to the consummation of a business combination, we may be viewed as engaging in the business of investing in securities (in this case United States government securities as described below) having a value exceeding 40% of our total assets. If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted which, among other problems, may make it difficult for us to complete a business combination. Such restrictions include restrictions on the nature of our investments and restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

However, we do not believe our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. The offering was not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in trust to our public stockholders as part of our plan of dissolution and liquidation.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and, therefore, may take actions or incur expenses not deemed to be independently approved or independently determined to be in our best interest.

No salary or other compensation will be paid to any of our officers or directors for services rendered by them on our behalf prior to or in connection with a business combination. We do not believe any members of our board of directors are currently “independent” as that term is commonly used. Under the policies of the North American Securities Administrators Association, Inc., because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position such individual is not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination, in which event this reimbursement obligation would in all likelihood be negotiated with the owners of a target business. Although we believe all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent” under the policies of the North American Securities Administrator Association, we cannot assure you this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Since we have not currently selected a prospective target business with which to complete a business combination, investors in the offering are unable to currently ascertain the merits or risks of the target business’ operations.

Since we have not yet identified a prospective target, our stockholders have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company, an entity in its development stage and/or an entity subject to unknown or unmanageable liabilities, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you we will properly ascertain or assess all of the significant risk factors. We also cannot assure you an investment in our units will not ultimately prove to be less favorable to investors in the offering than a direct investment, if an opportunity were available, in a target business. For a more complete discussion of our selection of a target business, see the section below entitled “Effecting a business combination—We have not identified a target business.”

Your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Accordingly, your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval. In addition, a proposal you vote against could still be approved if a sufficient number of public stockholders vote for the proposed business combination. Alternatively, a proposal you vote for could still be rejected if a sufficient number of public stockholders vote against the proposed business combination.

Risks Associated with the Our Acquisition of a Target Business in the Education Industry

We intend to seek a business combination with a company in the education industry. The following risk factors address issues that may arise in connection with the purchase of such a company. Because we have not yet identified a target business, there are likely to be additional risks applicable to any particular target business, and some of the following risks may be inapplicable. Therefore, you should bear in mind that the following risks are illustrative only.

Failure of any acquired schools to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on operations and loss of external financial aid funding, which could affect revenues and impose significant operating restrictions on any business we acquire.

Any on-ground or online schools we acquire can be expected to be subject to extensive regulation by federal and state governmental agencies and by accrediting commissions. In particular, the Higher Education Act of 1965, as amended, and the regulations promulgated thereunder by the Department of Education, or DOE, set forth numerous standards schools must satisfy to participate in various federal student financial assistance programs under Title IV Programs. To participate in Title IV Programs, schools must receive and maintain authorization by the applicable education agencies in the state in which each school is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. These regulatory requirements can be expected to cover the vast majority of operations of any business we acquire in the education services market, including educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements may also affect our ability to acquire or open additional schools, add new educational programs, expand existing educational programs, and change our corporate structure and ownership.

If any acquired school fails to comply with applicable regulatory requirements, the school and its related main campus and/or additional locations, if any, could be subject to the loss of state licensure or accreditation, the loss of eligibility to participate in and receive funds under the Title IV Programs, the loss of the ability to grant degrees, diplomas and certificates, provisional certification, or the imposition of liabilities or monetary penalties, each of which could adversely affect our revenues and impose significant operating restrictions upon us. The various regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements and restrictions. We cannot predict with certainty how any of these regulatory requirements will be applied or whether each of our schools will be able to comply with these requirements or any additional requirement instituted in the future.

If we fail to demonstrate "administrative capability" to the Department Of Education, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish it has the requisite “administrative capability” to participate in Title IV Programs. These criteria require, among other things, that the institution:

•	Comply with all applicable Title IV regulations;

•	Have capable and sufficient personnel to administer Title IV Programs;

•	Have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	Provide financial aid counseling to its students; and

•	Submit in a timely manner all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria or any other DOE regulation, the DOE may:

•	Require repayment of Title IV funds;

•	Impose a less favorable payment system for the institution's receipt of Title IV funds;

•	Place the institution on provisional certification status; or

•	Commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

If we are found not to have satisfied the DOE's "administrative capability" requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding which could materially impact our future growth and financial prospects.

If we do not meet specific financial responsibility ratios and tests established by the DOE, our U.S. schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the DOE calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution’s financial responsibility. If an institution’s score is above 1.5, it may continue its participation in federal student financial aid programs. We cannot assure you that we and our institutions will continue to satisfy the numeric standards in the future.

Congress may change the law or reduce funding for Title IV Programs, which could reduce student population, revenues or profit margin.

Congress periodically revises the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Recently, Congress temporarily extended the provisions of the Higher Education Act, or HEA, pending completion of the formal reauthorization process. In February 2006, Congress enacted the Deficit Reduction Act of 2005, which contained a number of provisions affecting Title IV Programs, including some provisions that had been in the HEA reauthorization bills. It is possible the Democrat-controlled U.S. Congress will revise provisions of the HEA in significantly different ways than were being considered by the Republican-controlled U.S. Congress in 2005 and 2006. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of schools or students to receive funding through these programs could reduce student population and revenues of any target business we acquire. Congressional action may also require modification of practices in ways that could result in increased administrative costs and decreased profit margin.

In addition, current requirements for student and school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements. If we cannot comply with the provisions of the Higher Education Act, as they may be revised, or if the cost of such compliance is excessive, our revenues or profit margin could be adversely affected.

Regulatory agencies or third parties may conduct compliance reviews, bring claims or initiate litigation against us. If the results of these reviews or claims are unfavorable, our future results of operations and financial condition could be adversely affected.

Because education is a highly regulated industry, a company we acquire may be subject to compliance reviews and claims of noncompliance and lawsuits by government agencies and third parties. If the results of these reviews or proceedings are unfavorable, or if we are unable to defend successfully against third-party lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations on the operations of our business, loss of federal funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a third-party lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims.

If our target business is unable to respond to the technological, legal, financial or other changes in the education industry and changes in our customers’ requirements and preferences, we will not be able to effectively compete with our competitors.

If our target business is unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, customer needs or regulatory requirements, it could lose customers. Changes in customer requirements and preferences, the introduction of new products and services embodying new technologies, and the emergence of new industry standards and practices could render the existing products of the company we acquire obsolete. The success of our target business will depend, in part, on its ability to:

•	Enhance products and services;

•	Anticipate changing customer requirements by designing, developing and launching new products and services that address the increasingly sophisticated and varied needs of customers;

•	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

•	Respond to changing regulatory requirements in a cost effective and timely manner.

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. We cannot assure you, even if our target business is able to introduce new products or adapt our products to new technologies, its products would gain acceptance among its customers.

We may be unable to protect or enforce the intellectual property rights of any target businesses we acquire.

We may acquire a target business whose business is dependent upon its proprietary technology and intellectual property. Accordingly, the protection of trademarks, copyrights, patents, domain names, trade dress and trade secrets may be critical to the ability of our target business to compete with its competitors. In such a case, our target business will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights it may acquire. Despite the efforts of our target business to protect its proprietary technology and rights, our target business may not be able to prevent misappropriation of its proprietary rights, disclosure of such rights to government entities in connection with performing work for them or deter independent development of technologies that compete with the business we acquire. Competitors may file patent applications or obtain patents and proprietary rights that block or compete with patents of any company we acquire. Litigation may be necessary in the future to enforce intellectual property rights, to protect trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible third parties may claim our target business has infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the competitive position and business of our target business. Depending on the target business or businesses we acquire, we may have to protect trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. With respect to certain proprietary rights, such as trademarks and copyrighted materials, of the target business or businesses we will acquire, the target business or businesses may have entered into license agreements in the past and will continue to enter into such agreements in the future. These licensees may take actions that diminish the value of such target business or businesses’ proprietary rights or cause harm to such target business or businesses’ reputation.

Our target business may regularly employ subcontractors to assist in satisfying its contractual obligations. If these subcontractors fail to adequately perform their contractual obligations, our target business’s prime contract performance and its ability to obtain future business could be materially and adversely impacted.

The performance by our target business of government contracts may involve the issuance of subcontracts to other companies upon which our target business may rely to perform all or a portion of the work it is obligated to deliver to customers. There is a risk our target business may have disputes with subcontractors concerning a number of issues including the quality and timeliness of work performed by the subcontractor. A failure by one or more subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact the ability of our target business to perform its obligations as a prime contractor. In extreme cases, such subcontractor performance deficiencies could result in the government terminating our target’s contract for default. A default termination could expose our target business to liability for excess costs of reprocurement by the government and have a material adverse effect on the ability of our target business to compete for future contracts.

Our ability to execute our business plan will depend, in part, on our ability to respond to constantly changing trends and consumer demands.

Our ability to execute our business plan will depend, in part, on our ability to originate and define products and trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products and services will need to appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you we will be able to develop appealing products or have the ability to meet constantly changing consumer demands in the future. In addition, we cannot assure you any new products we introduce will be accepted by consumers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and trends could adversely affect acceptance of our products and services.

Failure to establish and operate additional schools or campuses or effectively identify suitable expansion opportunities could reduce our ability to implement our growth strategy.

In the event we acquire a company with on-ground schools, as part of our business strategy we may open and operate new schools or campuses following consummation of the business combination. Establishing new schools or campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of acquired schools.

To open a new school or campus, we would be required to obtain appropriate state and accrediting commission approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for federal Title IV Program funding, a new school or campus would have to be certified by the DOE and would require federal authorization and approvals. In the case of entirely separate, freestanding U.S. schools, a minimum of two years' operating history is required to be eligible for Title IV Program funding. We cannot be sure we will be able to identify suitable expansion opportunities or that we will be able to successfully integrate or profitably operate any new schools or campuses. A failure to effectively identify suitable expansion opportunities and establish and manage the operations of newly established schools or online offerings could slow our growth and make any newly established schools or online programs unprofitable or more costly to operate than we had planned.

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner and on a timely basis.

Prospective employers demand that employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements across all industries. Accordingly, educational programs must keep pace with those technological advancements. The expansion of our existing programs and the development of new programs may not be accepted by our students, prospective employers or the education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as our competitors or as quickly as employers demand. If we are unable to adequately respond to changes in market requirements due to financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, our placement rates could suffer and our revenues could be adversely affected.

We may not be able to retain our key personnel or hire and retain the personnel needed to sustain and grow our business.

The success of any business we acquire will depend largely on the skills, efforts and motivation of our executive officers who generally have significant experience within the education industry. Our success also depends in large part upon our ability to attract and retain highly qualified faculty, school directors, administrators and corporate management. Due to the nature of the business, we expect to face significant competition in the attraction and retention of personnel who possess the skill sets we seek. In addition, key personnel may leave and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have an adverse effect on our ability to operate our business efficiently and execute our growth strategy.

If we are unable to hire, retain and continue to develop and train our employees responsible for student recruitment, the effectiveness of our student recruiting efforts would be adversely affected.

In order to support revenue growth, we need to hire new employees dedicated to student recruitment and retain and continue to develop and train our current student recruitment personnel. Our ability to develop a strong student recruiting team may be affected by a number of factors, including our ability to integrate and motivate our student recruiters; our ability to effectively train our student recruiters; the length of time it takes new student recruiters to become productive; regulatory restrictions on the method of compensating student recruiters; the competition in hiring and retaining student recruiters; and our ability to effectively manage a multi-location educational organization. If we are unable to hire, develop or retain our student recruiters, the effectiveness of our student recruiting efforts would be adversely affected.

Competition could decrease our market share and cause us to lower our tuition rates.

The education market is highly competitive, as we expect to compete for students and faculty with colleges and universities and proprietary schools, many of which have greater financial and other resources than we expect to have, which may, among other things, allow our competitors to secure strategic relationships with some or all of our existing strategic partners or develop other high profile strategic relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. If we are unable to compete effectively for students, our student enrollments and revenues will be adversely affected.

We may be required to reduce tuition or increase spending in response to competition in order to retain or attract students or pursue new market opportunities. As a result, our market share, revenues and operating margin may be decreased. We cannot be sure we will be able to compete successfully against current or future competitors or that the competitive pressures we face will not adversely affect our revenues and profitability.

An institution would lose eligibility to participate in Title IV Programs if its former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce its student population and revenues.

An institution of higher education loses its eligibility to participate in some or all Title IV Programs if its former students default on the repayment of their federal student loans in excess of specified levels. If any institution we acquire exceeds the official student loan default rates published by the DOE, it will lose eligibility to participate in Title IV Programs. That loss would adversely affect students' access to various government-sponsored student financial aid programs, which could reduce its student population and revenues.

An increase in interest rates could adversely affect our ability to attract and retain students.

Interest rates have reached historic lows in recent years, creating a favorable borrowing environment for students. Much of the financing students receive is tied to floating interest rates. However, interest rates have increased recently, resulting in a corresponding increase in the cost to students of financing their education. Higher interest rates can also contribute to higher default rates with respect to student repayment of education loans. Higher default rates may in turn adversely impact eligibility for Title IV Program participation or the willingness of private lenders to make private loan programs available to students who attend any schools we may acquire, which could result in a reduction in student population.

Failure to comply with environmental laws and regulations governing education activities could result in financial penalties and other costs which could adversely impact results of operations.

On-ground schools use hazardous materials and generate small quantities of waste, such as used oil, antifreeze, paint and car batteries. As a result, schools are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at on-site or off-site locations to which hazardous waste is sent for disposal. In the event of non-compliance with any of these laws and regulations, or any on-ground school we acquire or establish, is responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties which could adversely impact our results of operations.

The number of lenders and financial institutions that make federally guaranteed student loans and that guarantee Title IV loans is relatively small. The loss of any of these lenders or guarantors could cause a material adverse effect on revenues.

While we believe the lenders would be willing to make federally guaranteed student loans to students if loans were no longer available from current lenders, we cannot assure you there are other lenders who would make federally guaranteed loans to students. If such alternative lenders were not forthcoming, enrollment and our results of operations and future operating prospects could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 500 East Pratt Street, Suite 1200, Baltimore, MD 21202. The cost for this space is included in the $7,500 per-month fee Camden Partners Holdings, LLC charges us for general and administrative services, including but not limited to receptionist, secretarial and general office services, pursuant to a letter agreement between us and Camden Partners Holdings, LLC. This agreement commenced on November 29, 2007 and shall continue until the earliest to occur of: (i) consummation of a business combination, (ii) November 29, 2009, and (iii) the date on which we cease our corporate existence in accordance with our amended and restated certificate of incorporation. We believe, based on fees for similar services in the greater Baltimore, Maryland metropolitan area that the fee charged by Camden Partners Holdings, LLC is at least as favorable as we could have obtained from an unaffiliated person.

We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our Common Stock, Warrants and Units are each traded on the OTC Bulletin Board under the symbols CAEL, CAELW and CAELU, respectively. Our units commenced public trading on November 29, 2007, and our common stock and warrants commenced public trading on December 21, 2007.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low sales price for the Company’s units, common stock and warrants, respectively, as reported on the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	OTC Bulletin Board
	Camden Learning Common Stock		Camden Learning Warrants		Camden Learning Units
	High	Low	High	Low	High	Low
2007 Fourth Quarter	$7.24	$7.24	$0.70	$0.70	$8.00	$8.00

On March 24, 2008, the closing prices of our common stock, units and warrants were $7.24, $8.00 and $0.70, respectively.

(b) Holders

On March 24, 2008, there were 5 holders of record of our Common Stock, 2 holders of record of our Warrants and 1 holder of record of our Units.

(c) Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of the board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

Prior to the consummation of the IPO, we completed a private placement of an aggregate of 2,800,000 warrants to Camden Learning, LLC, a limited liability company indirectly controlled and partially owned by certain of the Company’s officers and directors, generating gross proceeds of $2,800,000. The warrants sold in the private placement contain substantially similar terms and conditions as the warrants sold in the IPO, except that the warrants sold in the private placement (i) will not be subject to redemption, (ii) may be exercised on a cashless basis, in each case if held by the Company’s sponsor or its permitted assigns and (iii) may not be sold, assigned or transferred prior to the 90th day following the Company’s consummation of a business combination.

On April 10, 2007 we issued 1,125,000 shares of our common stock as set forth below for an aggregate offering price of $25,000 at an average purchase price of approximately $0.02 per share. No underwriting discounts or commissions were paid with respect to such sales.

Stockholders	Number of Shares
Camden Learning, LLC	1,000,000
Jack L. Brozman	25,000
Therese Kreig Crane, Ed.D	25,000
Ronald Tomalis	25,000
Harry T. Wilkins	25,000
William Jews	25,000

On July 3, 2007, Mr. Wilkins resigned as a director and transferred, for a purchase price of $.02 per share, an aggregate of 25,000 shares of common stock to Camden Learning, LLC such that our current share ownership is as reflected in the section entitled “Principal Stockholders.”

On August 27, 2007, Mr. Brozman resigned as a director and transferred, for a purchase price of $.02 per share, an aggregate of 25,000 shares of common stock to Camden Learning, LLC such that our current share ownership is as reflected in the section entitled “Principal Stockholders.”

Effective November 20, 2007, our board of directors authorized a forward stock split in the form of a stock dividend of 0.3888888 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.016 per share.

Prior to the consummation of our IPO, our sponsor purchased 2,800,000 insider warrants from us. These insider warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy non “U.S. Person” individuals. No underwriting discounts or commissions were paid with respect to such sales. A private placement subscription agreement was entered into between the Company and our sponsor in connection with these insider warrants.

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-143098), and which related to the initial public offering of our units, was November 29, 2007. Each unit consisted of one share of common stock, $.0001 par value per share, and one warrant to purchase one share of common stock. A total of 7,812,500 (including the underwriters’ over allotment) units were registered at a proposed maximum aggregate offering price of $57,500,000 (including the underwriters’ over allotment).

The public offering was consummated on December 5, 2007. The underwriters of the offering were Morgan Joseph & Co. Inc., Ferris, Baker Watts Incorporated and Legend Merchant Capital Group. A total of 6,626,300 Units were sold in the offering for an aggregate offering price of $53,010,400. Each of our units commenced trading its component share of common stock and warrant separately on December 21, 2007.

The net proceeds to us from the sale of our Units, after deducting underwriting discounts and commissions of $3,710,728 (including $1,590,312 placed in the Trust Account representing a deferred underwriters’ discount) and offering expenses of $507,248, was $48,792,524. $49,589,984 plus interest and proceeds from the sale of our sponsor warrants is currently being held in trust and the remaining funds of approximately $800,000 are being held outside of the trust. The remaining proceeds are held for working capital such as business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

No expenses of the offering were paid to any of our officers and directors, to persons owning ten percent (10%) or more of Common Stock or any of their respective affiliates. We did, however, repay our sponsor for loans made to us prior to the consummation of the initial public offering. The aggregate amount of principal on such loans that we repaid was $200,000. This loan had an interest rate of 4.9%. All the funds held in the trust account have been invested in Government Institutional Securities.

Repurchases of Equity Securities

None.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined in Regulation S-K; as such pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes thereto which are included in this annual report and the Company’s audited financial statements and notes thereto included in our Final Prospectus filed with the SEC on November 29, 2007 and our Form 8-K filed with the SEC on December 5, 2007.

We were formed on April 10, 2007, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar Business Combination, an operating business in the education industry. Our initial Business Combination must be with a target business whose fair market value is at least equal to 80% of our net assets (excluding the deferred underwriting commission of the underwriters held in the Trust Account) at the time of such acquisition. We intend to use cash derived from the proceeds of our initial public offering and concurrent private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such Business Combination.

Since our initial public offering, we have been actively searching for a suitable Business Combination candidate. We currently have not entered into any definitive agreement with any potential target businesses. We have met with service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a Business Combination, or return the proceeds of the initial public offering held in the Trust Account to investors. Consistent with the disclosures in our prospectus, we have focused our search on companies in the education industry, which include but are not limited to early child care (pre-school programs and/or day care facilities for pre-school aged children), K-12 (kindergarten through twelfth grade), Post-secondary (a formal instructional program for students who have completed the requirements for a high school diploma or its equivalent, including programs whose purpose is academic, vocational and continuing professional education), and corporate training. We cannot assure investors that we will find a suitable Business Combination in the allotted time.

We are currently in the process of evaluating and identifying targets for an initial transaction. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our initial public offering, the private placement, our capital stock, debt or a combination of cash, capital stock and debt, in effecting an initial transaction. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our current stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock or preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets, if our operating revenues after an initial transaction were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

We anticipate that we would only consummate such a financing simultaneously with the consummation of a Business Combination, although nothing would preclude us from raising more capital in anticipation of a possible Business Combination.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

On May 16, 2007 we entered into an agreement with certain of our initial stockholders for the sale of 2,800,000 warrants in a private placement. Each warrant entitles the holder to purchase from us one share of our common stock on a cashless basis. The warrants were sold at a price of $1.00 per warrant, generating net proceeds of $2,800,000.

On December 5, 2007 we consummated our initial public offering of 6,250,000 units. Each unit consists of one share of common stock and one warrant. On December 19, 2007, we consummated the closing of 376,300 additional units subject to the underwriters’ over allotment option. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50.

The net proceeds we received from the private placement and the sale of our units and warrants were $53,182,836 (not including deferred underwriting discounts and commissions of $1,590,312). Of this amount, $52,389,984 was placed in a Trust Account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. The remaining funds of approximately $800,000 are being held outside of the trust. The $800,000 held outside of trust (and including $600,000 of interest we may earn on funds in the trust account, which we are entitled to in order to cover our operating expenses and the costs associated with our plan of dissolution and liquidation if we do not consummate a business combination) will be used to cover our operating expenses for the next 24 months and to cover the expenses incurred in connection with a business combination.

We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

The $1,590,312 of the funds attributable to the deferred underwriting discount and commissions in connection with the offering and private placement will be released to the underwriters less $0.24 per share for any public stockholders exercising their redemption rights, upon completion of a business combination as such term is defined in our prospectus filed on Form 424B4 on November 30, 2007 with the Securities and Exchange Commission.

We may need to raise additional funds in order to meet the expenditures required to consummate a Business Combination before November 29, 2009. Although we believe the net proceeds of the offering and the private placement will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you such financing would be available on acceptable terms, if at all.

Commencing on November 29, 2007 we began incurring a fee of $7,500 per month for certain administrative services from Camden Partners Holdings, LLC. In addition, in 2007, Camden Learning, LLC advanced to us an aggregate of $200,000 for payment of offering expenses on our behalf. These advances were repaid on December 5, 2007 from the proceeds of the initial public offering that were allocated to pay offering expenses.

We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriter’s fee to acquire one or more target businesses. We may not use all of the proceeds held in the Trust Account in connection with a Business Combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such business combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriter’s fee of $1,590,312) at the time of such acquisition. If we consummate multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.

If we are unable to find a suitable target business by November 29, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit offering price because of the underwriting commissions and expenses related to our initial public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the initial public offering proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

RESULTS OF OPERATIONS

Through December 31, 2007, our efforts have been primarily organizational activities, activities relating to our initial public offering and active searching for a target company to do a business combination. We have neither engaged in any operations nor generated any revenues to date. We currently have no operating business and have not entered into a definitive agreement with any potential target businesses. Beginning December 5, 2007 (the date of the consummation of our initial public offering) until our consummation of a business combination, we expect interest earned on the offering proceeds held in our Trust Account to be our primary source of income.

The Company received net proceeds from the offering of $47,492,852, before deducting deferred underwriting compensation of $1,500,000. On December 19, 2007 the underwriters for the offering exercised a portion of their over-allotment option, generating proceeds of $2,889,984, before deducting deferred underwriting compensation of $90,312.

In addition, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such a fund-raising simultaneously with the consummation of an initial transaction.

We currently pay Camden Partners Holdings, LLC an aggregate fee of $7,500 per month which includes the cost of other general and administrative services provided to us by Camden Partners Holdings, LLC.

Contractual Obligations

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. We entered into a Service Agreement with Camden Partners Holdings, LLC requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

The Company has entered into an engagement agreement with Morgan Joseph & Co. Inc. whereby Morgan Joseph & Co. Inc. will provide financial advisory and investment banking services to the Company. For a more complete discussion of this engagement, see below under the section entitled “Item 13 Certain Relationships and Related Transaction.”

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the Trust Account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. We have not engaged in any hedging activities with respect to the market risk to which we are exposed.

The total net proceeds to us from the offering (including $2,800,000 from the sale of the insider warrants) before deducting the deferred underwriting discount and commissions were approximately $53,182,836, and an amount of $52,389,984 was deposited into the Trust Account, which is maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of December 31, 2007, the balance of the Trust Account was $52,543,772. The proceeds held in the Trust Account will only be invested in short-term debt securities issued by the U.S. government and its federal agencies to include: U.S. Treasury obligations; federal agency securities; and repurchase agreements collateralized by the obligations of the U.S. government and its agencies and instrumentalities. Thus, the Company is subject to market risk primarily through the effect of changes in interest rates on government securities. Our only material market risk exposure relates to fluctuations in interest rates. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages 42 through 52 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act.

Internal Control over Financial Reporting

This annual report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
David L. Warnock	50	President, Chief Executive Officer and Chairman
Donald W. Hughes	57	Chief Financial Officer, Secretary
Therese Kreig Crane, Ed.D	57	Director
Ronald Tomalis	45	Director
William Jews	55	Director

David L. Warnock is a partner with Camden Partners and co-founded the firm in 1995. He has over 24 years of investment experience and focuses on investments in the education and business and financial services sectors. He serves on the boards of directors of American Public Education, Inc., a regionally accredited online post-secondary university, New Horizons Worldwide, Inc., one of the largest global IT training companies, Nobel Learning Communities, Inc., a nationwide provider of pre-K through 8th grade private schools and Questar Assessment, Inc., formerly Touchstone Applied Science Associates which provides testing and assessment services for standardized testing, all of which are Camden Partners’ portfolio companies. Mr. Warnock served as the Chairman of Nobel from September 2003 through February 2004. Mr. Warnock has previously served on the boards of Concord Career Colleges from 1997 thru 2006 and Children’s Comprehensive Services, Inc. from 1993 to 2000. Previously, Mr. Warnock was President of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II. He was also co-manager of the T. Rowe Price New Horizons Fund. Mr. Warnock was employed by T. Rowe Price Associates from 1983 to 1995. Upon forming Camden Partners (formerly known as Cahill, Warnock & Company) and until December 31, 1997, Mr. Warnock served as a consultant to the advisory committees of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II.

Mr. Warnock is also involved with numerous non-profit organizations. He is the Chairman of the Center for Fathers, Families, and Workforce Development, as well as Calvert Education Services, the nation's largest non-sectarian home-schooling organization. He also serves on the board of the National Alliance to End Homelessness and the University of Wisconsin Applied Security Analysis Program and is a trustee on the board of the Baltimore Museum of Art. Mr. Warnock earned a B.A. degree from the University of Delaware and a M.S. (in Finance) from the University of Wisconsin. He is a CFA Charterholder.

Donald W. Hughes has been our Chief Financial Officer and Secretary since inception. Since February 1997, Mr. Hughes has served as Executive Vice President and Chief Financial Officer of Camden Partners, Inc. and a member of and Chief Financial Officer of Camden Partners Holdings, LLC, each of which is an affiliate of Camden Learning, LLC, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. Prior to joining Camden in February 1997, Mr. Hughes served as Vice President, Chief Financial Officer and Secretary of Capstone Pharmacy Services, Inc. from December 1995 and as Executive Vice President and Chief Financial Officer of Broventure Company, Inc., a closely-held investment management company, from July 1984 to November 1995. Mr. Hughes serves on the boards of directors of Questar Assessment, Inc., New Horizons Worldwide, Inc. and the Maryland Food Bank. Mr. Hughes received a B.A. from Lycoming College and an M.S.F. from Loyola College in Maryland, and is a Certified Public Accountant.

Therese Kreig Crane, Ed.D, currently serves in various leadership capacities within the education industry, including as a trustee for the National Education Association Foundation (2003 - present) and the Western Governors University (2001 - present), as Chairman of the Board of Directors of Nobel Learning Communities Inc. (2004 - present) and as a director of Questia Media, Inc. (2001 - present) and Tutor.com. (2005 - Present). From 2003 until June 2005, Dr. Crane served on the board of AlphaSmart, a provider of affordable, portable personal learning solutions for the K-12 classroom. In August, 2003, she formed Crane Associates as a sole proprietorship, engaged in the educational technology consulting practice, advising educational technology companies in business strategy, marketing, and sales. Dr. Crane was engaged as a retained consultant by e-Luminate Group in 2003 and currently serves as the Senior Education Advisor. From 2000 to 2003, Dr. Crane was Vice President, Information and Education Products at America Online. Prior to that, she was President of Jostens Learning Corporation and its successor company, Compass Learning. Dr. Crane also held various positions with Apple Computer, including Senior Vice President, Education of Americas, and was a corporate officer as Apple Computer’s Senior Vice President, Worldwide Strategic Market Segments. Dr. Crane started her career as an elementary school classroom teacher. Dr. Crane has a B.S. in elementary education and mathematics from the University of Texas at Austin, an M.Ed. in early childhood education, and an Ed.D. in administrative leadership from the University of North Texas.

Ronald Tomalis is a director, owner and co-founder of The Chartwell Educational Group, an international education consulting firm that serves private, non profit and governmental organizations focusing on pre-K, K-12 and post-secondary education. He has served as a director since July 2005. Mr. Tomalis advises education companies, non profit organizations, and domestic and international education organizations/agencies on areas of education policy, finance, governance, and management. Mr. Tomalis also served as a director of ELLIS, Inc from 2005 through 2006. From August 2004 to July 2005, Mr. Tomalis was an independent consultant. From June 2001 to August 2004, Mr. Tomalis held various senior positions in the United States Department of Education, including managing the implementation of the No Child Left Behind Law as well as the $25 billion Title I/II programs. Mr. Tomalis also served as counselor to the United States Secretary of Education and as Acting Assistant Secretary of Elementary and Secondary Education. For six years prior to joining the United States Department of Education, Mr. Tomalis was the Executive Deputy Secretary of Education for the Commonwealth of Pennsylvania. He was appointed to the position by Governor Tom Ridge in December of 1995. As Executive Deputy Secretary for Education for the Commonwealth of Pennsylvania, he took on the role of Chief Operating Officer for that department. He was also the principal policy advisor to the Pennsylvania Secretary of Education and spearheaded many of the reform initiatives proposed by Governor Ridge. Mr. Tomalis graduated from Dickinson College with a degree in political science.

William Jews retired in December 2006. Prior to such time, Mr. Jews was the President and Chief Executive Officer of CareFirst Inc./CareFirst Blue Cross Blue Shield from 1993 through 2006. With more than $5 billion in annual revenues, CareFirst and its affiliates and subsidiaries are a combination of not-for-profit and for-profit entities with nearly 3 million customers, including the nation's largest federal health program, served by 6,300 associates in five states and the District of Columbia. From 1990 through 1993, Mr. Jews was the President and Chief Executive Officer of Dimensions Health Corporation, a multi-faceted health care corporation which included two acute care hospitals, a for-profit and not-for-profit nursing home and an emergency ambulatory/surgical center. Mr. Jews currently serves on the boards of directors of The Ryland Group, a national home builder and mortgage provider and Fortress International Group, Inc., the parent company of Total Site Solutions, which supplies industry and government with secure data centers and other facilities designed to survive terrorist attacks, natural disasters and blackouts. He also serves on the board of Choice Hotels International, a worldwide lodging franchisor, including serving on the Nominating/Governance and Diversity committees. He has previously been a director of Ecolab, Inc., MBNA, MuniMae Inc., Nations Bank and Crown Central Petroleum and is a former governor of the Federal Reserve Bank. Mr. Jews received a B.A. in Social and Behavioral Science from The Johns Hopkins University and a Masters in Urban Planning and Policy Analysis, with Health Administration emphasis from MorganStateUniversity, Baltimore, MD.

Number and Terms of Office of Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Warnock and Tomalis, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Crane and Mr. Jews, will expire at the second annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. All of these reports were filed in a timely manner.

Board Committees

Our board of directors in its entirety will act as the audit committee. We intend to establish an audit committee and a compensation committee upon consummation of a business combination. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either one. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning potential target businesses. We do not feel a compensation committee is necessary prior to a business combination as there is no salary, fees or other compensation being paid to our officers or directors prior to a business combination other than as disclosed in this prospectus.

Code of Conduct

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Item 11. Executive Compensation

Executive Compensation

No compensation of any kind, including finders and consulting fees, has or will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Camden Learning, LLC(3)	1,670,834	20.41%

David L. Warnock, President, Chief Executive Officer and Chairman(3)	1,670,834	20.41%

Donald W. Hughes, Chief Financial Officer and Secretary(3)	1,670,834	20.41%

Therese Kreig Crane, Ed.D, Director	34,722.424%

Ronald Tomalis, Director	34,722.424%

William Jews, Director	34,722.424%
Platinum Partners Value Arbitrage Fund LP(4)	500,000	6.40%
North Star Partners, L.P. (5)	450,000	5.80%
North Star Partners II, L.P. (5)	450,000	5.80%
Andrew R. Jones(5)	450,000	5.80%
Millenco LLC(6)	510,000	6.5%

All directors and executive officers as a group (5 individuals)	1,775,000	21.68%

(1)	Unless otherwise indicated, the business address of each of the individuals is 500 East Pratt Street, Suite 1200, Baltimore, MD 21202 and our telephone number is (410) 878-6800.

(2)
The percentage ownership for all executive officers and directors does not include the shares of common stock underlying the insider warrants sold in the private placement. Such warrants are not currently exercisable but are expected to be exercisable on the 90th day following consummation of our business combination.

(3)
Camden Learning, LLC is the sponsor, as described herein. The sole owners and members of our sponsor are Camden Partners Strategic Fund III, L.P. (96.01% ownership of the sponsor) and Camden Partners Strategic Fund III-A, L.P. (3.99% ownership of the sponsor). The general partner of each limited partnership is Camden Partners Strategic III, LLC and the managing member of such entity is Camden Partners Strategic Manager, LLC. David L. Warnock, our President, Chief Executive Officer and Chairman, Donald W. Hughes, our Chief Financial Officer and Secretary, Richard M. Johnston and Richard M. Berkeley are the four managing members of Camden Partners Strategic Manager, LLC, which has sole power to direct the vote and disposition of our securities held by the sponsor. Each of Mr. Warnock and Mr. Hughes disclaims beneficial ownership of all shares owned by Camden Learning, LLC.

(4)	The reporting person also owns 500,000 warrants. Such reporting person is located at 152 West 57th Street, 54th Floor, New York, NY 10019.

(5)
Persons voting as a group as such term is defined in Section 13(d)(3). Such reporting persons are located at 274 Riverside Avenue, Westport, CT 06880. 227,745 shares are directly beneficially owned by North Star Partners, L.P. and 222,255 shares are directly beneficially owned by North Star Partners II, L.P.

(6)
Based on information contained in a Statement on Schedule 13G filed by Millenco LLC, Millenium Management LLC and Israel A. Englander on December 11, 2007. Millennium Management LLC, a Delaware limited liability company ("Millennium Management"), is the manager of Millenco, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Millenco. Israel A. Englander ("Mr. Englander") is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium Management. All reporting parties have shared voting and dispositive power over such securities. The address of all such reporting parties is 666 Fifth Avenue, New York, NY 10103.

If holders of more than 20% of the shares sold in the offering vote against a proposed business combination and seek to exercise their redemption rights and such business combination is consummated, our founding stockholders have agreed to forfeit, on a pro rata basis, and return to us for cancellation, a number of the initial 1,562,500 shares of our common stock purchased, up to a maximum of 112,997 shares, so that the existing stockholders will collectively own no more than 23.81% (without regard to any purchase of units in the initial public offering, any open market purchases or private purchases of units by the sponsor directly from us, as set forth elsewhere herein) of our outstanding common stock immediately prior to the consummation of such business combination after giving effect to the redemption.

Subject to the possible forfeiture of shares described above, all of the shares of our common stock outstanding prior to the date of our initial public offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of:

•	one year following consummation of a business combination; or

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our existing stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of initial public offering or purchased in the private placement.

The warrants purchased by our sponsor in the private placement contain restrictions prohibiting their transfer until the earlier of the 90th day following consummation of a business combination or our liquidation and will be held in escrow by Continental Stock Transfer & Trust Company until such time.

Our sponsor has entered into an agreement with the representative of the underwriters pursuant to which it will place limit orders to purchase up to $4,000,000 of our common stock in the open market commencing ten business days after we file our current report on Form 8-K announcing our execution of a definitive agreement for a business combination and ending on the business day immediately preceding the date of the meeting of stockholders at which a business combination is to be approved. Such purchases will be made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, at a price per share of not more than the per share amount held in the trust account (less taxes payable) as reported in such Form 8-K and will be made by a broker-dealer mutually agreed upon by our sponsor and the representative of the underwriters in such amounts and at such times as such broker-dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per share purchase price. Our sponsor has agreed to vote all such shares of common stock purchased in the open market in favor of our initial business combination, representing a maximum aggregate of 8% of the shares entitled to vote on any proposed business combination. Unless a business combination is approved by our stockholders, our sponsor has agreed not to sell such shares, provided it will be entitled to participate in any liquidating distributions with respect to the shares purchased in the open market. In the event our sponsor does not purchase $4,000,000 of our common stock through those open market purchases, our sponsor has agreed to purchase from us in a private placement a number of units identical to the units offered hereby at a purchase price of $8.00 per unit until it has spent an aggregate of $4,000,000 in the open market purchases described above and this co-investment. This co-investment will occur immediately prior to our consummation of a business combination, which will not occur until after the signing of a definitive business combination agreement and the approval of that business combination by a majority of our public stockholders. Our sponsor, whose sole owners are the Camden III Funds, has agreed to such purchases because the managing members of the general partner of the Camden III Funds, including David L. Warnock, our Chairman, President and Chief Executive Officer and Donald W. Hughes, our Chief Financial Officer and Secretary, want the Camden III Funds to have a substantial cash investment in us, including any target business we may acquire. All of our directors will be deemed to be our “parents” and “promoters” as these terms are defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In April 2007, we issued 1,125,500 shares of our common stock as set forth below for an aggregate amount of $25,000 in cash, at an average purchase price of approximately $0.02 per share, as follows:

Name	Number of Shares	Relationship to Us
Camden Learning, LLC	1,000,000	Sponsor. Donald W. Hughes and David L. Warnock are among the four managing members of the managing member of Camden Learning, LLC.

Jack L. Brozman	25,000	Director

Therese Kreig Crane, Ed.D	25,000	Director

Ronald Tomalis	25,000	Director

William Jews	25,000	Director

Harry T. Wilkins	25,000	Director

On July 3, 2007, Mr. Wilkins resigned as a director and transferred, for a purchase price of $.02 per share, an aggregate of 25,000 shares of common stock to Camden Learning, LLC such that our current share ownership is as reflected in the section entitled “Principal Stockholders.”

On August 27, 2007, Mr. Brozman resigned as a director and transferred, for a purchase price of $.02 per share, an aggregate of 25,000 shares of common stock to Camden Learning, LLC such that our current share ownership is as reflected in the section entitled “Principal Stockholders.”

Effective November 20, 2007, our board of directors authorized a forward stock split in the form of a stock dividend of 0.3888888 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.016 per share.

The holders of the majority of these shares will be entitled to require us, on up to two occasions, to register these shares pursuant to an agreement signed prior to the effective date of the prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before one year from the consummation of a business combination. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our sponsor purchased 2,800,000 warrants from us at a purchase price of $1.00 per warrant in a private placement pursuant to Regulation D of the Securities Act. We have granted the holders of such warrants demand and “piggy-back” registration rights with respect to the warrants and shares of common stock underlying such warrants at any time commencing on the date we announce we have entered into a letter of intent with respect to a proposed business combination, provided, however, any such registration will not become effective prior to completion of our initial business combination. The demand registration may be exercised by the holders of a majority of such warrants. We will bear the expenses incurred in connection with the filing of any such registration statements. The insider warrants will not be subject to redemption and may be exercised on a “cashless” basis if held by the initial holder thereof or its permitted assigns.

In order to protect the amounts held in the trust account, our sponsor has agreed to indemnify us for claims of any vendors, service providers, prospective target businesses or creditors that have not executed a valid and binding waiver of any right or claim to the amounts in trust account. As further assurance our sponsor will have the necessary funds required to meet these indemnification obligations, (i) the Camden III Funds have agreed, under our sponsor’s limited liability company agreement, to make capital contributions to our sponsor as and when required in order for the sponsor to fulfill its indemnification obligations and (ii) our sponsor has agreed to take all such action reasonably necessary to request its members make such capital contributions. Additionally, in the event either of the Camden III Funds undertakes a liquidating distribution while the indemnification obligations of the sponsor are outstanding, they have agreed, in our sponsor’s limited liability company agreement, to use reasonable efforts to set aside from such distribution, adequate reserves to cover the reasonably anticipated liabilities which may be incurred by our sponsor. We and the representative of the underwriters are named as express third party beneficiaries in and with respect to the provisions of our sponsor’s limited liability company agreement which require the Camden III Funds to make such capital contributions and establish such reserves. Although we have a fiduciary obligation to pursue the sponsor to enforce its indemnification obligations, and intend to pursue such actions as and when we deem appropriate, there can be no assurance it or the Camden III Funds will be able to satisfy those obligations, if required to do so.

During 2007, our sponsor has loaned us a total of $200,000, which was used to pay a portion of the expenses of the offering, such as SEC registration fees, FINRA registration fees, blue sky fees and certain legal and accounting fees and expenses. This loan was repaid, with interest on December 5, 2007.

We maintain executive offices at 500 East Pratt Street, Suite 1200, Baltimore, MD 21202 and our telephone number is (410) 878-6800. The cost for this space is included in the $7,500 per month fee Camden Partners Holdings, LLC charges us for general and administrative services, including but not limited to receptionist, secretarial and general office services, pursuant to a letter agreement between us and Camden Partners Holdings, LLC. This agreement commenced on November 29, 2007 and shall continue until the earliest to occur of: (i) consummation of a business combination, (ii) 24 months after the completion of the offering if no business combination has been consummated and (iii) the date on which we cease our corporate existence in accordance with our amended and restated certificate of incorporation. We believe, based on fees for similar services in the greater Baltimore, Maryland metropolitan area, that the fee charged by Camden Partners Holdings, LLC is at least as favorable as we could have obtained from an unaffiliated person.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, officers or directors who owned our common stock prior to the offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Our Initial Stockholders will not receive reimbursement for any out-of- pocket expenses incurred by them to the extent that such expenses exceed the amount in the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, we anticipate that our officers and directors may enter into employment or consulting agreements, the terms of which shall be negotiated and which we expect to be comparable to employment or consulting agreements with other similarly-situated companies in the industry in which we consummate a business combination. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in the industry in which we consummate a business combination.

Director Independence

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors own shares of our common stock and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position such individual is not “independent.”

Item 14. Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2007, the firm of Eisner LLP which we refer to as Eisner, was our principal accountant. Eisner conducts the audit, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to Eisner for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Eisner in connection with regulatory filings. We expect to be billed approximately $35,000 in connection with our December 31, 2007 year end audit.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by Eisner.

Tax Fees. Fees for professional services rendered by Eisner for tax compliance, tax planning and tax advice for the fiscal year ended December 31, 2007 are expected to be approximately $10,000.

All Other Fees. Auditing services provided by Eisner in regards to our initial public offering totaled $135,000.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

CAMDEN LEARNING CORPORATION
(a corporation in the development state)

Financial Statements

for the period from April 10, 2007 (inception) to December 31, 2007

Contents

Audited Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
Camden Learning Corporation

We have audited the accompanying balance sheet of Camden Learning Corporation, a corporation in the development stage (the “Company”), as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the period from April 10, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camden Learning Corporation as of December 31, 2007, and the results of its operations and its cash flows for the period from April 10, 2007 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP
/s/ Eisner LLP
New York, New York
March 27, 2008

Camden Learning Corporation
(a corporation in the development stage)

Balance Sheet
December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$858,347
Total current assets	858,347

Restricted funds held in trust	52,543,772
Deferred tax asset	19,141

Total assets	$53,421,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$104,656
Income tax payable	47,009
Total current liabilities	151,665

Deferred underwriting compensation	1,590,312
Total liabilities	1,741,977
Commitments

Common stock, subject to possible redemption 1,987,889 shares	15,744,081
Stockholders’ equity
Preferred Stock, $.0001 par value, 1,000,000 shares
authorized; none issued or outstanding	—
Common Stock, $.0001 par value, 20,000,000 shares
authorized; 8,188,800 shares issued and outstanding
(less 1,987,889 shares subject to possible redemption)	620
Additional paid-in capital	35,890,392
Retained earnings accumulated during the development stage	44,190
Total stockholders’ equity	35,935,202
Total liabilities and stockholders’ equity	$53,421,260

The accompanying notes are an integral part of the financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statement of Operations
For the period from April 10, 2007 (inception) to December 31, 2007

Operating expenses:
Operating and formation expenses	$59,547

Loss from operations	(59,547)

Other income:
Interest income, net of expense of $23,556	131,605

Income before provision for taxes	72,058

Provision for income taxes	(27,868)

Net income	$44,190

Net income per share
Basic	$0.07
Diluted	$0.06

Weighted average shares outstanding
Basic	655,252
Diluted	797,280

The accompanying notes are an integral part of the financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statement of Stockholders’ Equity
For the period from April 10, 2007 (inception) to December 31, 2007

	Common Stock		Additional Paid-	Retained Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	In Capital	Stage	Equity
Initial capital from founding stockholders	1,562,500	$156	$24,844	$—	$25,000

Sale of private placement warrants	—	—	2,800,000	—	2,800,000

Sale of 6,626,300 units, net of underwriters’ discount and offering expenses of $507,248 (including 1,987,889 shares subject to possible redemption)	6,626,300	663	48,791,861	—	48,792,524

Net proceeds subject to possible redemption of 1,987,889 shares		(199)	(15,743,882)		(15,744,081)

Discount on note payable to affiliate	—	—	17,569	—	17,569

Net income	—	—	—	44,190	44,190

Balance at December 31, 2007	8,188,800	$620	$35,890,392	$44,190	$35,935,202

The accompanying notes are an integral part of the financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statement of Cash Flows
For the period from April 10, 2007 (inception) to December 31, 2007

Cash flows from operating activities:
Net income	$44,190
Adjustments to reconcile net income to net cash provided by operating activities
Accretion of interest on note payable	17,569
Deferred income taxes	(19,141)
Changes in assets and liabilities
Increase in accrued expenses and accounts payable	48,478
Increase in income taxes payable	47,009
Net cash provided by operating activities	138,105

Cash flows from investing activities:
Restricted funds held in trust account	(52,543,772)

Cash flows from financing activities:
Proceeds from sale of stock to initial stockholders	25,000
Proceeds from note payable to affiliate	200,000
Repayment of note payable to affiliate	(200,000)
Proceeds from public offering	50,439,014
Proceeds from issuance of warrants	2,800,000
Net cash provided by financing activities	53,264,014

Net increase in cash	858,347

Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$858,347

Supplemental Disclosures:
Non-cash financing activities:
Deferred underwriting compensation	$1,590,312
Accounts payable and accrued offering expenses	$56,178

The accompanying notes are an integral part of the financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Notes to Financial Statements

Note 1 - Organization and Nature of Business Operations

Camden Learning Corporation (the “Company”) is a blank check company incorporated in the state of Delaware on April 10, 2007 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more operating businesses in the education industry. In April 2007, the Company issued 1,562,500 shares of common stock to the Initial Stockholders for an aggregate amount of $25,000. The Company is 20.4% owned by Camden Learning, LLC, whose members are Camden Partners Strategic Fund III, LP and Camden Partners Strategic Fund III-A, LP (see Note 4).

At December 31, 2007, the Company had not commenced any operations. All activity through December 31, 2007 relates to the Company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 3. The Company has selected December 31 as its fiscal year end.

The financial statements give retroactive effect to a common stock split in the form of a stock dividend of 0.3888888 shares of common stock for each outstanding share of common stock declared and paid as of November 20, 2007.

The registration statement for the Offering was declared effective November 29, 2007. The Company consummated the Offering on December 5, 2007 and received proceeds of $45,992,852, net of underwriting discounts and commissions of $3,500,000 (including $1,500,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). In addition, on December 19, 2007 the underwriters for the Offering exercised a portion of their over-allotment option, generating proceeds of $2,799,672, net of underwriting discounts and commissions of $210,728 (including $90,312 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more operating businesses in the education industry. As used herein, a “Business Combination” shall mean the merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses in the education industry having, collectively, a fair market value of at least 80.0% of the amount in the Company’s trust account, less the deferred underwriting discount and commissions and taxes payable at the time of such transaction.

The trust account is maintained by Continental Stock Transfer & Trust Company, as Trustee, and is invested in the Morgan Stanley Government Institutional Fund. The portfolio invests in short-term debt securities issued by the U.S. government and its federal agencies, including: U.S. Treasury obligations; federal agency securities; and repurchase agreements collateralized by the obligations of the U.S. government and its agencies and instrumentalities.

Upon the closing of the Offering, the Over-Allotment Option Exercise by the underwriters and the private placement of warrants (see Note 4), $52,389,984 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the dissolution of the Company. The proceeds in the trust account include the deferred underwriting discount of $1,590,312 that will be released to the underwriters if the initial Business Combination is completed (subject to a $0.24 per share reduction for public stockholders who exercise their redemption rights). Interest (after taxes) earned on assets held in the trust account will remain in the trust. However, up to $600,000 of the interest earned on the trust account, and amounts required for payment of taxes on interest earned, may be released to the Company to cover a portion of the Company’s operating expenses and expenses incurred in connection with the Company’s dissolution and liquidation, if a Business Combination is not consummated.

The Company will seek stockholders’ approval before it will effect the initial Business Combination. In connection with the stockholder vote required to approve the initial Business Combination, the Company’s holders of common stock prior to the Offering including all of the Company’s officers and directors, have agreed to vote the shares of common stock owned by them prior to the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the units in the Offering or in the aftermarket. The Company will proceed with the initial Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of such Business Combination and Public Stockholders owning less than 30% of the shares sold in the Offering exercise their right to convert their shares into a pro rata share of the aggregate amount then on deposit in the trust account. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 24 months has not yet passed since the date of the prospectus, the Company may combine with another Target Business meeting the fair market value criterion described above.

Public Stockholders voting against a Business Combination will be entitled to redeem their stock for a pro rata share of the total amount on deposit in the trust account including the $0.24 per share deferred underwriter’s compensation, and including any interest earned net of income taxes on their portion of the trust account, net of up to $600,000 of the interest less income taxes thereon earned on the trust account which may be released to the Company to cover a portion of the Company’s operating expenses. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.

If holders of more than 20% of the shares sold in the Offering vote against a proposed Business Combination and seek to exercise their redemption rights and the Business Combination is consummated, the Company’s initial stockholders have agreed to forfeit, on a pro rata basis, a number of the initial 1,562,500 shares of the Company’s common stock purchased, up to a maximum of 112,997 shares, so that the initial stockholders will collectively own no more than 23.81% (without regard to any purchase of units in the Offering, any open market purchases or private purchases of units directly from the Company) of the Company’s outstanding common stock immediately prior to the consummation of the Business Combination.

The Company’s amended and restated certificate of incorporation filed with the State of Delaware includes a requirement that the initial Business Combination be presented to Public Stockholders for approval; a prohibition against completing a Business Combination if 30% or more of the Company’s Public Stockholders exercise their redemption rights in lieu of approving a Business Combination; a provision giving Public Stockholders who vote against a Business Combination the right to redeem their shares for a pro rata portion of the trust account in lieu of participating in a proposed Business Combination; and a requirement that if the Company does not consummate a Business Combination within 24 months from the date of the prospectus for the Offering, the Company will dissolve and liquidate, including liquidation of the trust account for the benefit of the Public Stockholders. The amended and restated certificate of incorporation includes a limitation on the Company’s corporate existence of November 29, 2009.

The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, less any income taxes payable on interest income, plus any remaining net assets if the Company does not effect a Business Combination within 24 months after consummation of the Offering.

In the event of dissolution, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the units in the Offering discussed in Note 3).

The Company’s initial stockholders placed the shares they owned before the Offering into an escrow account, and with limited exceptions, these shares will not be transferable and will not be released from escrow until one year after consummation of a Business Combination. If the Company is forced to dissolve or liquidate, these shares will be cancelled. Additionally, the insider warrants (see Note 4) have been placed into the escrow account, and subject to limited exceptions, will not be transferable and will not be released from escrow until the 90th day following the completion of a Business Combination. The compensatory portion of the escrowed shares, generally shares held by or attributable to officers and directors, will be recognized as a charge to income in the period in which a Business Combination is consummated, based upon the price of the units in the Company’s Initial Public Offering. The escrowed warrants were issued at or above fair value, and will not generate a charge to income upon their release from escrow.

Note 2 - Summary of Significant Accounting Policies

Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period, exclusive of 1,562,500 shares which have been placed into an escrow account, the release of which is contingent upon the completion of a Business Combination. Diluted net income per common share includes the dilutive effect of shares issuable pursuant to the Company’s outstanding warrants which are exercisable on the later of (i) the completion of a Business Combination or (ii) one year after consummation of the Company’s Initial Public Offering, but excludes the effect of 2,800,000 warrants issued in the private placement which are in escrow.

Weighted average shares outstanding for computation of basic per share results	655,252
Incremental shares from assumed exercise of warrants	142,028

Weighted average shares for computation of diluted per share results	797,280

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which addresses the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken on the Company’s tax return. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for interim periods of fiscal years beginning after December 15, 2006. Adoption of Fin 48 did not have a material impact on the Company’s financial position or results of operations. The Company intends to classify any future expense for income tax related interest and penalties as component of tax expense.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not believe that SFAS No. 157 would have a material effect on the accompanying financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is assessing SFAS No. 159 and has not yet determined the impact that the adoption of SFAS No. 159 will have on its results of operations or financial position.

Note 3 - Initial Public Offering

On December 5, 2007, the Company sold to the public 6,250,000 units (“Units”) at a price of $8.00 per unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one warrant. Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing the later of the completion of a Business Combination with a Target Business or one year from the date of the prospectus for the Offering and expiring four years from the date of the prospectus, unless earlier redeemed. The warrants will be redeemable at the Company’s option, at a price of $0.01 per warrant upon 30 days’ written notice after the warrants become exercisable, only in the event that the last price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

In accordance with the Warrant Agreement related to the warrants (the “Warrant Agreement”), the Company is only required to use its best efforts to effect the registration of the shares of common stock underlying the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise.

Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of a warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised.

On December 19, 2007 the Company sold an additional 376,300 Units pursuant to the Over-Allotment Option Exercise.

The Company sold to the underwriters, for $100, an option to purchase up to a total of 625,000 units exercisable on a cashless basis at $9.60 per unit commencing one year from the date of the prospectus and expiring five years from the date of the prospectus. The units issuable upon exercise of this option are identical to those that were sold in the Offering, except that the warrants in these units have an exercise price of $6.71. The sale of the option was accounted for as a cost attributable to the Offering. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has estimated, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $2,430,000, using an expected life of five years, volatility of 59.4%, and a risk-free interest rate of 3.08%. However, because the units do not have a trading history, the volatility assumption is based on information currently available to the Company. The Company believes the volatility estimate calculated is a reasonable benchmark to use in estimating the expected volatility of the units. The volatility calculation is based on the most recent trading day average volatility of publicly traded companies providing educational services with market capitalizations less than $500 million. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination within the prescribed time period and automatically dissolves and subsequently liquidates the trust account, the option will become worthless.

Note 4 - Note Payable to Affiliate and Related Party Transactions

The Company issued a $200,000 unsecured promissory note to Camden Learning, LLC, an affiliate, on April 26, 2007. The note was interest bearing at an annual rate of 4.9% and both principal and interest were payable on the earlier of April 26, 2008 or the consummation of the Offering of the Company. The note was fully repaid on December 5, 2007 and no further amounts are due.

On April 26, 2007 the note was recorded as a liability in the amount of $182,431, net of a discount in the amount of $17,569, which has been credited to additional paid-in capital, based on an imputed interest rate of 15% per annum. The $17,569 discount was accreted by charges to interest expense over the term of the note using the interest method. The amount of interest expense recorded through December 5, 2007 totaled $23,556, including amounts accrued at 4.9% per annum. In its computations of the discount on the note, the Company considered that the loan was unsecured, the Company had no operations and the Company would be able to repay the loan only in the event of a successful public offering, as to which there could be no assurance. In making its computation, the Company also considered the related party nature of the note, the below-market stated interest rate, the equity-like risks associated with the note and the higher interest rates commonly associated with bridge financings.

The Company has agreed to pay up to $7,500 a month in total for certain general and administrative services, including but not limited to receptionist, secretarial and general office services, to Camden Partners Holdings, LLC. Services commenced on November 29, 2007 and will terminate upon the earlier of (i) the completion of the Company’s Business Combination or (ii) the Company’s dissolution.

On November 29, 2007, Camden Learning, LLC purchased warrants to purchase 2,800,000 shares of Common Stock from the Company at a price of $1.00 per warrant for a total of $2,800,000 in a private placement prior to the completion of the Offering.

The terms of these warrants are identical to the terms of the warrants issued in the Offering, except that these insider warrants will not be subject to redemption and may be exercised on a cashless basis, in each case if held by the initial holder thereof or its permitted assigns, and may not be sold, assigned or transferred prior to the 90th day following consummation of a Business Combination. The holder of these insider warrants will not have any right to any liquidation distributions with respect to shares underlying these warrants if the Company fails to consummate a Business Combination, in which event these warrants will expire worthless.

Camden Learning, LLC has agreed to indemnify the Company for claims of creditors that have not executed a valid and binding waiver of their rights to seek payments of amounts due to them out of the trust account. The Company believes the likelihood of Camden Learning, LLC having to indemnify the trust account is minimal.

The Company’s principal stockholder has entered into an agreement with the underwriter pursuant to which it will place limit orders to purchase up to an additional $4,000,000 of the Company’s common stock in the open market commencing the later of (i) ten business days after the Company files its current report on Form 8-K announcing its execution of a definitive agreement for a Business Combination and (ii) 60 calendar days after the end of the restricted period in connection with the Offering, as defined under the Securities Exchange Act of 1934, and ending on the business day preceding the record date of the stockholders’ meeting at which a Business Combination is to be approved. In the event the Company’s principal stockholder does not purchase $4,000,000 of the Company’s common stock in the open market, the stockholder has agreed to purchase from the Company in a private placement a number of units identical to the units to be sold in the Offering at a purchase price of $8.00 per unit until it has spent, together with the aforementioned open market purchases, an aggregate of $4,000,000 for purchase of the Company’s common stock.

Note 5 - Common Stock Subject to Possible Redemption

The Company will not proceed with a Business Combination if Public Stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights. Accordingly, the Company may effect a Business Combination only if stockholders owning one share less than 30% of the shares sold in this Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to one share less than 30% of the 6,626,300 shares of common stock sold in the Offering, or 1,987,889 shares of common stock, at a per-share redemption price of $7.92 (plus a portion of the interest earned on the trust account, but net of (i) taxes payable on interest earned and (ii) up to $600,000 of interest income released to the Company to fund its working capital), which includes $0.24 per share of deferred underwriting discount and commissions which the underwriters have agreed to forfeit to pay redeeming stockholders.

The actual per-share redemption price will be equal to:

•
the initial amount in the trust account ($7.92 per share) which includes the amount attributable to deferred underwriting discounts and commissions and including all accrued interest (less taxes payable and up to $600,000 of interest income released to the Company to fund its working capital), as of two business days prior to the proposed consummation of the Business Combination, divided by

•	the number of shares of common stock sold in the Offering.

Note 6 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 7 - Income Taxes

The Company’s provision for income taxes consists of:
Current
Federal	$37,859
State	9,150
Deferred	(19,141)
$27,868

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 27% to pretax income from operations is summarized below:

Computed expected tax expense	27%
Permanent differences	7%
State income tax net of federal benefit	5%
Effective tax rate	39%

Company is considered to be in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer substantially all of its operating expenses for tax purposes until the Company begins business operations. Therefore, the Company has recorded a deferred income tax asset of $19,141. The Company believes that it is more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has not provided a valuation allowance against this deferred tax asset.

Exhibits.

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1	Form of Underwriting Agreement. *

3.1	Form of Amended and Restated Certificate of Incorporation. *

3.2	By-laws. *

4.1	Specimen Unit Certificate. *

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate. *

4.4	Form of Warrant Agreement between Camden Learning, LLC and the Registrant.*

4.5	Form of Unit Option Purchase Agreement between the Registrant and Morgan Joseph & Co. Inc.*

10.1.1	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Camden Learning, LLC.*

10.1.2	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Jack L. Brozman.*

10.1.3	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Therese Kreig Crane, Ed.D.*

10.1.4	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Ronald Tomalis.*

10.1.5	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Harry T. Wilkins.*

10.1.6	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and William Jews.*

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*

10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*

10.5	Lease/Office Services Agreement dated November 20, 2007 by and among the Registrant and Camden Partners Holdings, LLC.*

10.6	Subscription Agreement between the Registrant and certain officers and directors of the Registrant.*

10.7	Promissory Note in the amount of $200,000 dated April 26, 2007 issued in favor of Camden Learning, LLC.*

23.1	Consent of Eisner LLP*

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

99.1	Code of Ethics.

*Previously filed with the Securities Exchange Commission on Form S-1 on November 27, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN LEARNING CORP.

By:	/s/ David L. Warnock
Name: David L. Warnock Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David L. Warnock David L. Warnock	President, Chief Executive Officer and Chairman (principal executive officer)	March 28, 2008

/s/ Donald W. Hughes Donald W. Hughes	Chief Financial Officer and Secretary (principal financial and accounting officer)	March 28, 2008

/s/ Therese Kreig Crane Therese Kreig Crane	Director	March 28, 2008

/s/ Ronald Tomalis Ronald Tomalis	Director	March 28, 2008

/s/ William Jews William Jews	Director	March 28, 2008