Form 10-Q
period 2008-03-31
Camden Learning CORP
filed 2008-05-14
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008 or

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

000-52919
(Commission file No.)

CAMDEN LEARNING CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	83-0479936
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

500 East Pratt Street
Suite 1200
Baltimore, MD 21202
(Address of principal executive offices)

(410) 878-6800
(Issuer's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2008 there were 8,188,800 shares of the Company’s common stock outstanding.

Item 1. Financial Statements

Reference is made to our financial statements and accompanying notes beginning on Page F-1 of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes hereto included elsewhere in this Form 10-Q.

This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes thereto which are included in this quarterly report on Form 10-Q and the Company’s audited financial statements and notes thereto included in our Form 10-K for our fiscal year ended December 31, 2007.

We were formed on April 10, 2007 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business in the education industry. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets at the time of such acquisition. We intend to use cash derived from the proceeds of our initial public offering and concurrent private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination.

Since our initial public offering, we have been actively searching for a suitable business combination candidate. We currently have not entered into any definitive agreement with any potential target businesses. We have met with service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline within which we must consummate a business combination, or return the proceeds of the initial public offering held in the trust account to investors. Consistent with the disclosures in our prospectus, we have focused our search on companies in the education industry, which include but are not limited to early child care (pre-school programs and/or day care facilities for pre-school aged children), K-12 (kindergarten through twelfth grade), post-secondary (a formal instructional program for students who have completed the requirements for a high school diploma or its equivalent, including programs whose purpose is academic, vocational and continuing professional education), and corporate training. We cannot assure investors we will find a suitable business combination within the allotted time.

We are currently in the process of evaluating and identifying targets for an initial transaction. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering, the private placement, our capital stock, debt or a combination of cash, capital stock and debt, in effecting our initial business combination. The issuance of additional shares of our capital stock:

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

We anticipate we would only consummate such a financing simultaneously with the consummation of a business combination, although nothing would preclude us from raising more capital in anticipation of a possible business combination.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

In April 2007, the Company issued 1,562,500 shares of common stock to the Initial Stockholders for an aggregate amount of $25,000.

On April 26, 2007, the Company issued a $200,000 unsecured promissory note to Camden Learning, LLC, an affiliate. The note was interest bearing at an annual rate of 4.9% and both principal and interest were payable on the earlier of April 26, 2008 or the consummation of the Offering of the Company. The note was fully repaid on December 5, 2007 and no further amounts are due.

On May 16, 2007, we entered into an agreement with certain of our initial stockholders for the sale of 2,800,000 warrants in a private placement. Each warrant entitles the holder to purchase from us one share of our common stock on a cashless basis to Camden Learning, LLC. On November 24, 2007, the warrants were sold at a price of $1.00 per warrant, generating net proceeds of $2,800,000.

On December 5, 2007, we consummated our initial public offering of 6,250,000 units. Each unit consists of one share of common stock and one warrant. On December 19, 2007, we consummated the closing of 376,300 additional units subject to the underwriters’ over allotment option. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50.

The net proceeds we received from the private placement and the sale of our units and warrants were $53,181,449 (not including deferred underwriting discounts and commissions of $1,590,312). Of this amount, $52,389,984 was placed in a trust account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. The remaining funds are being held outside of the trust. The funds held outside of trust (together with $600,000 of interest we may earn on funds in the trust account which we are entitled to withdraw in order to cover our operating expenses and the costs associated with our plan of dissolution and liquidation if we do not consummate a business combination) will be used to cover our operating expenses and to cover the expenses incurred in connection with seeking and consummating a business combination.

We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 29, 2009, assuming a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Commencing on November 29, 2007, we began incurring a fee of $7,500 per month for certain administrative services from Camden Partners Holdings, LLC. In addition, in 2007, Camden Learning, LLC advanced to us an aggregate of $200,000 for payment of offering expenses on our behalf. These advances were repaid on December 5, 2007 from the proceeds of the initial public offering that were allocated to pay offering expenses.

We may use all or substantially all of the proceeds held in trust, other than the deferred portion of the underwriter’s fee, to acquire one or more target businesses. We may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended, will be used to finance the operations of the target business or businesses. The operating business that we acquire in such business combination must have a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriter’s fee of $1,590,312) at the time of such acquisition. If we consummate multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.

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

RESULTS OF OPERATIONS

Through March 31, 2008, our efforts have been primarily organizational activities, activities relating to our initial public offering an active search for a target company to do a business combination. We have neither engaged in any operations nor generated any revenues to date. We currently have no operating business and have not entered into a definitive agreement with any potential target businesses. Beginning December 5, 2007 (the date of the consummation of our initial public offering) until our consummation of a business combination, we expect interest earned on the offering proceeds held in our trust account to be our primary source of income.

We received net proceeds from the offering of $47,491,465, before deducting deferred underwriting compensation of $1,500,000. On December 19, 2007, the underwriters for the offering exercised a portion of their over-allotment option, generating additional proceeds of $2,889,984, before deducting deferred underwriting compensation of $90,312.

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

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. We entered into a Service Agreement with Camden Partners Holdings, LLC requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

The Company has entered into an engagement agreement with Morgan Joseph & Co. Inc. whereby Morgan Joseph & Co. Inc. will provide financial advisory and investment banking services to the Company.

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable for Smaller Reporting Companies.

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act.

Internal Control over Financial Reporting

This interim report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 2. Unregsitered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of the Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2008.

CAMDEN LEARNING CORPORATION.

By:	/s/ David L. Warnock
Name: David L. Warnock Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Donald W. Hughes
Name: Donald W. Hughes Title: Chief Financial Officer (Principal Financial Officer)

Camden Learning Corporation
(a corporation in the development stage)

Balance Sheets

	March 31, 2008	December 31, 2007*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$432,232	$858,347
Prepaid expenses	153,168	—
Total current assets	585,400	858,347

Restricted funds held in trust	53,014,093	52,543,772
Deferred tax asset	79,913	19,141
Prepaid expenses – less current portion	24,278	—

Total assets	$53,703,684	$53,421,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$57,029	$104,656
Income tax payable	182,736	47,009
Total current liabilities	239,765	151,665

Deferred underwriting compensation	1,590,312	1,590,312

Total liabilities	1,830,077	1,741,977

Commitments

Common stock, subject to possible redemption 1,987,889 shares	15,744,081	15,744,081

Stockholders’ equity

Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—

Common Stock, $.0001 par value, 20,000,000 shares authorized; 8,188,800 shares issued and outstanding (less 1,987,889 shares subject to possible redemption)	620	620
Additional paid-in capital	35,889,005	35,890,392
Retained earnings accumulated during the development stage	239,901	44,190
Total stockholders’ equity	36,129,526	35,935,202
Total liabilities and stockholders’ equity	$53,703,684	$53,421,260

* The December 31, 2007 balance sheet was derived from the Company’s audited balance sheet of the same date.

The accompanying notes are an integral part of the financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statements of Operations
For the three months ended March 31, 2008 and for the period from
April 10, 2007 (inception) through March 31, 2008
(Unaudited)

	Three months ended March 31, 2008	April 10, 2007 (inception) through March 31, 2008

Operating expenses:
Operating and formation expenses	$152,833	$212,380

Loss from operations	(152,833)	(212,380)

Other income:
Interest income, net of expense of $0 and $23,556	473,499	605,104

Income before provision for taxes	320,666	392,724

Provision for income taxes	(124,955)	(152,823)

Net income	$195,711	$239,901

Net income per share
Basic	$0.03
Diluted	$0.02

Weighted average shares outstanding
Basic	6,626,300
Diluted	8,218,809

The accompanying notes are an integral part of the financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statements of Stockholders’ Equity
For the period from April 10, 2007 (inception) to March 31, 2008

	Common Stock		Additional Paid-In	Retained Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Initial capital from founding stockholders	1,562,500	$156	$24,844	$—	$25,000

Sale of private placement warrants	—	—	2,800,000	—	2,800,000

Sale of 6,626,300 units, net of underwriters’ discount and offering expenses of $507,248 (including 1,987,889 shares subject to possible redemption)	6,626,300	663	48,791,861	—	48,792,524

Net proceeds subject to possible redemption of 1,987,889 shares		(199)	(15,743,882)		(15,744,081)

Discount on note payable to affiliate	—	—	17,569	—	17,569

Net income	—	—	—	44,190	44,190

Balance at December 31, 2007	8,188,800	$620	$35,890,392	$44,190	$35,935,202

Additional offering expenses			(1,387)		(1,387)

Net income	—	—	—	195,711	195,711

Balance at March 31, 2008 (unaudited)	8,188,800	$620	$35,889,005	$239,901	$36,129,526

The accompanying notes are an integral part of the financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statements of Cash Flows
For the three months ended March 31, 2008 and for the period from
April 10, 2007 (inception) through March 31, 2008
(unaudited)

	Three months ended March 31, 2008	April 10, 2007 (inception) through March 31, 2008
Cash flows from operating activities:
Net income	$195,711	$239,901
Adjustments to reconcile net income to net cash provided by operating activities
Accretion of interest on note payable	—	17,569
Deferred income taxes	(60,772)	(79,913)
Changes in assets and liabilities
Increase in prepaid expenses	(177,446)	(177,446)
Increase in accounts payable and accrued expenses	8,551	57,029
Increase in income tax payable	135,727	182,736
Net cash provided by operating activities	101,771	239,876

Cash flows from investing activities:
Restricted funds held in trust account	(470,321)	(53,014,093)

Cash flows from financing activities:
Proceeds from sale of stock to initial stockholders	—	25,000
Proceeds from note payable to affiliate	—	200,000
Repayment of note payable to affiliate	—	(200,000)
Proceeds from public offering, net	(57,565)	50,381,449
Proceeds from issuance of warrants	—	2,800,000
Net cash (used in)/provided by financing activities	(57,565)	53,206,449

Net (decrease)/increase in cash	(426,115)	432,232

Cash and cash equivalents at beginning of period	858,347	—
Cash and cash equivalents at end of period	$432,232	$432,232

Supplemental Disclosures:
Cash paid for interest	—	$5,987
Cash paid for income taxes	$50,000	$50,000

Non-cash financing activities:
Deferred underwriting compensation	—	$1,590,312

The accompanying notes are an integral part of the financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Notes to Financial Statements
March 31, 2008
(unaudited)

Note 1 – Organization and Nature of Business Operations

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

At March 31, 2008, the Company had not commenced any operations. All activity through March 31, 2008 relates to the Company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 3. The Company has selected December 31 as its fiscal year end.

The financial statements give retroactive effect to a common stock split in the form of a stock dividend of 0.3888888 shares of common stock for each outstanding share of common stock declared and paid as of November 20, 2007.

The registration statement for the Offering was declared effective November 29, 2007. The Company consummated the Offering on December 5, 2007 and received proceeds of $45,991,465, net of underwriting discounts and commissions of $3,500,000 (including $1,500,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). In addition, on December 19, 2007 the underwriters for the Offering exercised a portion of their over-allotment option, generating proceeds of $2,799,672, net of underwriting discounts and commissions of $210,728 (including $90,312 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more operating businesses in the education industry. As used herein, a “Business Combination” shall mean the merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses in the education industry having, collectively, a fair market value of at least 80.0% of the amount in the Company’s trust account, less the deferred underwriting discount and commissions and taxes payable at the time of such transaction.

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

Public Stockholders voting against a Business Combination will be entitled to redeem their stock for a pro rata share of the total amount on deposit in the trust account including the $0.24 per share deferred underwriter’s compensation, and including any interest earned net of income taxes on their portion of the trust account, net of up to $600,000 of the interest earned on the trust account which may be released to the Company to cover a portion of the Company’s operating expenses. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.

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

Note 2 – Summary of Significant Accounting Policies

Income per Common Share – Three Months Ended March 31, 2008

Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, exclusive of 1,562,500 shares which have been placed into an escrow account, the release of which is contingent upon the completion of a Business Combination. Diluted net income per common share includes the dilutive effect of shares issuable pursuant to the Company’s outstanding warrants which are exercisable on the later of (i) the completion of a Business Combination or (ii) one year after consummation of the Company’s Initial Public Offering, but excludes the effect of 2,800,000 warrants issued in the private placement which are in escrow.

Weighted average shares outstanding for computation of basic per share results	6,626,300
Incremental shares from assumed exercise of warrants	1,592,509

Weighted average shares for computation of diluted per share results	8,218,809

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Adoption by the Company of SFAS No. 157 as of January 1, 2008 did not have a material effect on the accompanying financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Adoption by the Company of SFAS No. 159 did not have a material effect on the accompanying financial statements.

Note 3 – Initial Public Offering

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

Note 4 – Note Payable to Affiliate and Related Party Transactions

The Company issued a $200,000 unsecured promissory note to Camden Learning, LLC, its principal stockholder, on April 26, 2007. The note was interest bearing at an annual rate of 4.9% and both principal and interest were payable on the earlier of April 26, 2008 or the consummation of the Offering of the Company. The note was fully repaid on December 5, 2007 and no further amounts are due. On April 26, 2007 the note was recorded as a liability in the amount of $182,431, net of a discount in the amount of $17,569, which has been credited to additional paid-in capital, based on an imputed interest rate of 15% per annum. The $17,569 discount was accreted by charges to interest expense over the term of the note using the interest method. The amount of interest expense recorded through December 5, 2007 totaled $23,556, including amounts accrued at 4.9% per annum. In its computations of the discount on the note, the Company considered that the loan was unsecured, the Company had no operations and the Company would be able to repay the loan only in the event of a successful public offering, as to which there could be no assurance. In making its computation, the Company also considered the related party nature of the note, the below-market stated interest rate, the equity-like risks associated with the note and the higher interest rates commonly associated with bridge financings.

The Company has agreed to pay up to $7,500 a month in total for certain general and administrative services, including but not limited to receptionist, secretarial and general office services, to Camden Partners Holdings, LLC. Services commenced on November 29, 2007 and will terminate upon the earlier of (i) the completion of the Company’s Business Combination or (ii) the Company’s dissolution. For the three months ended March 31, 2008, the Company incurred $22,500 in fees to Camden Partners Holdings, LLC. For the period from inception through March 31, 2008, the Company incurred $30,000 in such fees.

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

Note 5 – Common Stock Subject to Possible Redemption

The Company will not proceed with a Business Combination if Public Stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights. Accordingly, the Company may effect a Business Combination only if stockholders owning one share less than 30% of the shares sold in the Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to one share less than 30% of the 6,626,300 shares of common stock sold in the Offering, or 1,987,889 shares of common stock, at a per-share redemption price of $7.92 (plus a portion of the interest earned on the trust account, but net of (i) taxes payable on interest earned and (ii) up to $600,000 of interest income released to the Company to fund its working capital), which includes $0.24 per share of deferred underwriting discount and commissions which the underwriters have agreed to forfeit to pay redeeming stockholders.

The actual per-share redemption price will be equal to the initial amount in the trust account ($7.92 per share) which includes the amount attributable to deferred underwriting discounts and commissions and including all accrued interest (less taxes payable and up to $600,000 of interest income released to the Company to fund its working capital), as of two business days prior to the proposed consummation of the Business Combination, divided by the number of shares of common stock sold in the Offering.

Note 6 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 7 – Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2008 consists of:

Current
Federal	$156,526
State	29,201
Deferred	(60,772)
$124,955

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 34% to pretax income from operations for the three months ended March 31, 2008 is summarized below:

Computed expected tax expense	34%
State income tax net of federal benefit	5%
Effective tax rate	39%

The Company is considered to be in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer substantially all of its operating expenses for tax purposes until the Company begins business operations. Therefore, the Company has recorded a deferred income tax asset of $79,913. The Company believes that it is more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has not provided a valuation allowance against this deferred tax asset.