Form 10-Q
period 2008-06-30
Camden Learning CORP
filed 2008-08-14
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008 or

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 13, 2008 there were 8,188,800 shares of the Company’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	F-1

Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2008, for the period from April 10, 2007 (inception) to June 30, 2007 and for the period from April 10, 2007 (inception) to June 30, 2008
		F-2
	Condensed Statements of Stockholder’s Equity (Unaudited) for the period from April 10, 2007 (inception) through June 30, 2008	F-3

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008, for the period from April 10, 2007 (inception) to June 30, 2007 and for the period from April 10, 2007 (inception) to June 30, 2008
		F-4
	Notes to Condensed Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 8.	Unregistered Sales of Equity Securities	8

Item 3.	Defaults upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

SIGNATURES		9

Item 1. Financial Statements

Reference is made to our financial statements and accompanying notes beginning on Page F-1 of this report.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

OVERVIEW

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

The net proceeds we received from the private placement and the sale of our units and warrants were $53,181,449 (not including deferred underwriting discounts and commissions of $1,590,312). Of this amount, $52,389,984 was placed in a trust account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. The remaining funds are being held outside of the trust. The funds held outside of trust (together with $600,000 of interest we may earn on funds in the trust account which we are entitled to withdraw in order to cover our operating expenses and the costs associated with our plan of dissolution and liquidation if we do not consummate a business combination) will be used to cover our operating expenses and to cover the expenses incurred in connection with seeking and consummating a business combination. Additionally, amounts required for payment of income taxes on interest earned, may be released to the Company.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2008, we had net income of $108,428, consisting of interest income of $319,272 less costs attributable to organization, formation and general and administrative expenses of $147,043 and net of a provision for income taxes of $63,801. For the period from April 10, 2007 (inception) through June 30, 2007, we had a net loss of $5,430, consisting of interest expense of $4,300 plus costs attributable to organization, formation and general and administrative expenses of $1,130. For the six months ended June 30, 2008, we had net income of $304,139, consisting of interest income of $792,771 less costs attributable to organization, formation and general and administrative expenses of $299,876 and net of a provision for income taxes of $188,756. For the period from April 10, 2007 (inception) through June 30, 2008, we had net income of $348,329, consisting of interest income of $924,376 less costs attributable to organization, formation and general and administrative expenses of $359,423 and net of a provision for income taxes of $216,624.

Through June 30, 2008, our efforts have been primarily organizational activities, activities relating to our initial public offering and activities relating to our search for a target company with which to do a business combination. We have neither engaged in any operations nor generated any revenues to date. We currently have no operating business and have not entered into a definitive agreement with any potential target businesses. Beginning December 5, 2007 (the date of the consummation of our initial public offering) until our consummation of a business combination, we expect interest earned on the offering proceeds held in our trust account to be our primary source of income.

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

The Company entered into an engagement agreement with a consultant on June 23, 2008. The consultant will provide financial advisory services to the Company in connection with a potential transaction with certain predetermined entities. The Company is obligated to pay the consultant 1.5% of the Transaction Value (as defined in the engagement agreement), provided, however, the aggregate Transaction Fee shall not be less than $1,000,000 in the event a transaction is completed with any of the predetermined entities. The Company also agreed to reimburse the consultant for its reasonable business expenses in connection with services rendered. The agreement is on a month-to-month basis. Upon termination, no party shall have any liability to the other except that the consultant shall be entitled to its transaction fee if, within twelve (12) months from the date of termination of the agreement, the Company consummates a transaction with one of the predetermined entities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2008.

CAMDEN LEARNING CORPORATION.

By:	/s/ David L. Warnock
Name: David L. Warnock Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Donald W. Hughes
Name: Donald W. Hughes Title: Chief Financial Officer (Principal Financial Officer)

Camden Learning Corporation
(a corporation in the development stage)

Condensed Balance Sheets

	June 30, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash	$323,082	$858,347
Prepaid expenses	133,529	—
Prepaid income tax	82,483	—
Total current assets	539,094	858,347

Restricted funds held in trust	52,897,568	52,543,772
Deferred tax asset	135,893	19,141

Total assets	$53,572,555	$53,421,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$208	$104,656
Income tax payable	—	47,009
Total current liabilities	208	151,665

Deferred underwriting compensation	1,590,312	1,590,312

Total Liabilities	1,590,520	1,741,977

Commitments

Common stock, subject to possible redemption 1,987,889 shares	15,744,081	15,744,081

Stockholders’ equity
Preferred Stock, $.0001 par value, 1,000,000 shares
authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 20,000,000 shares
authorized; 8,188,800 shares issued and outstanding (less 1,987,889 shares subject to possible redemption)	620	620
Additional paid-in capital	35,889,005	35,890,392
Retained earnings accumulated during the development stage	348,329	44,190
Total stockholders’ equity	36,237,954	35,935,202
Total liabilities and stockholders’ equity	$53,572,555	$53,421,260

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Condensed Statements of Operations
For the three and six months ended June 30, 2008, for the period from April 10, 2007 (inception) through June 30, 2007 and for the period from
April 10, 2007 (inception) through June 30, 2008
(unaudited)

	Three months ended June 30, 2008	April 10, 2007 (inception) through June 30, 2007	Six months ended June 30, 2008	April 10, 2007 (inception) through June 30, 2008

Operating expenses:
Operating and formation expenses	$147,043	$1,130	$299,876	$359,423

Loss from operations	(147,043)	(1,130)	(299,876)	(359,423)

Other income/(expense):
Interest income/(expense), net	319,272	(4,300)	792,771	924,376

Income/(loss) before provision for taxes	172,229	(5,430)	492,895	564,953

Provision for income taxes	(63,801)	—	(188,756)	(216,624)

Net income/(loss)	$108,428	$(5,430)	$304,139	$348,329

Net income /(loss) per share
Basic	$0.02	$(0.00)	$0.05
Diluted	$0.01	$(0.00)	$0.04

Weighted average shares outstanding
Basic	6,626,300	1,562,500	6,626,300
Diluted	8,360,701	1,562,500	8,360,701

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Condensed Statements of Stockholders’ Equity
For the period from April 10, 2007 (inception) to June 30, 2008

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on April 10, 2007 at approximately $.02 per share	1,562,500	$156	$24,844	$—	$25,000

Sale of 2,800,000 private placement warrants on November 29, 2007 at $1.00 per warrant	—	—	2,800,000	—	2,800,000

Sale of 6,626,300 units, net of underwriters’ discount and offering expenses of $507,248 (including 1,987,889 shares subject to possible redemption) and sale of underwriter’s purchase option	6,626,300	663	48,791,861	—	48,792,524

Net proceeds subject to possible redemption of 1,987,889 shares		(199)	(15,743,882)		(15,744,081)

Discount on note payable to affiliate	—	—	17,569	—	17,569

Net income	—	—	—	44,190	44,190

Balance at December 31, 2007	8,188,800	$620	$35,890,392	$44,190	$35,935,202
Unaudited:
Offering expenses			(1,387)		(1,387)

Net income	—	—	—	304,139	304,139

Balance at June 30, 2008	8,188,800	$620	$35,889,005	$348,329	$36,237,954

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Condensed Statements of Cash Flows
For the six months ended June 30, 2008, for the period from April 10, 2007 (inception) through June 30, 2007 and for the period from
April 10, 2007 (inception) through June 30, 2008
(unaudited)

	Six months ended June 30, 2008	April 10, 2007 (inception) through June 30, 2007	April 10, 2007 (inception) through June 30, 2008
Cash flows from operating activities:
Net income (loss)	$304,139	$(5,430)	$348,329
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Accretion of interest on note payable	—	4,300	17,569
Deferred income taxes	(116,752)	—	(135,893)
Changes in assets and liabilities
Increase in prepaid expenses	(133,529)	—	(133,529)
Increase/(decrease) in accounts payable and accrued expenses	(48,270)	1,000	208
Decrease in income tax payable	(129,492)	—	(82,483)
Net cash (used in)/provided by operating activities	(123,904)	(130)	14,201

Cash flows from investing activities:
Restricted funds held in trust	(353,796)	—	(52,897,568)

Cash flows from financing activities:
Proceeds from sale of stock to initial stockholders	—	25,000	25,000
Proceeds from note payable to affiliate	—	200,000	200,000
Advance from affiliates	—	37,500	37,500
Repayment to affiliates	—	—	(37,500)
Gross proceeds from initial public offering	—	—	53,010,500
Proceeds from issuance of warrants	—	—	2,800,000
Payment of offering costs	(57,565)	(126,350)	(2,629,051)
Repayment of note payable to affiliate	—	—	(200,000)
Net cash (used in)/provided by financing activities	(57,565)	136,150	53,206,449
Net (decrease)/increase in cash	(535,265)	136,020	323,082

Cash at beginning of period	858,347	—	—
Cash at end of period	$323,082	$136,020	$323,082

Supplemental Disclosures:
Non-cash financing activities:
Additional paid-in capital from discount on note payable to affiliate	—	$17,569	—
Increase in deferred offering costs, and in related accounts payable and accrued expenses	—	$34,754	—
Deferred underwriting compensation	—	—	$1,590,312
Cash flow information:
Cash paid during the period for income taxes	$435,000	—	$435,000
Cash paid for interest	—	—	$5,987

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Notes to Condensed Financial Statements (Unaudited)

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

At June 30, 2008, the Company had not commenced any operations. All activity through June 30, 2008 relates to the Company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 3. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Offering, the Over-Allotment Option Exercise by the underwriters and the private placement of warrants (see Note 4), $52,389,984 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the dissolution of the Company. The proceeds in the trust account include the deferred underwriting discount of $1,590,312 that will be released to the underwriters if the initial Business Combination is completed (subject to a $0.24 per share reduction for public stockholders who exercise their redemption rights). Interest (after income taxes) earned on assets held in the trust account will remain in the trust. However, up to $600,000 of the interest earned on the trust account, and amounts required for payment of income taxes on interest earned, may be released to the Company to cover a portion of the Company’s operating expenses and expenses incurred in connection with the Company’s dissolution and liquidation, if a Business Combination is not consummated.

The Company will seek stockholders’ approval before it will affect the initial Business Combination. In connection with the stockholder vote required to approve the initial Business Combination, the Company’s holders of common stock prior to the Offering including all of the Company’s officers and directors, have agreed to vote the shares of common stock owned by them prior to the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the units in the Offering or in the aftermarket. The Company will proceed with the initial Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of such Business Combination and Public Stockholders owning less than 30% of the shares sold in the Offering exercise their right to convert their shares into a pro rata share of the aggregate amount then on deposit in the trust account. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 24 months has not yet passed since the date of the prospectus, the Company may combine with another Target Business meeting the fair market value criterion described above.

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

The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, less any income taxes payable on interest income, plus any remaining net assets if the Company does not affect a Business Combination within 24 months after consummation of the Offering.

In the event of dissolution, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the units in the Offering discussed in Note 3).

The Company’s initial stockholders placed the shares they owned before the Offering into an escrow account, and with limited exceptions, these shares will not be transferable and will not be released from escrow until one year after consummation of a Business Combination. If the Company is forced to dissolve or liquidate, these shares will be cancelled. Additionally, the insider warrants (see Note 3) have been placed into the escrow account, and subject to limited exceptions, will not be transferable and will not be released from escrow until the 90th day following the completion of a Business Combination.

Note 2 - Interim Financial Information

The Company’s unaudited condensed interim financial statements as of June 30, 2008 and for the period from April 10, 2007 (date of inception) through June 30, 2008, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 28, 2008. The December 31, 2007 balance sheet and the changes in stockholders’ equity through December 31, 2007 have been derived from those audited financial statements. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2007 audited financial statements.

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

On November 29, 2007, Camden Learning, LLC purchased warrants to acquire 2,800,000 shares of Common Stock from the Company at a price of $1.00 per warrant for a total of $2,800,000 in a private placement prior to the completion of the Offering. The terms of these warrants are identical to the terms of the warrants issued in the Offering, except that these insider warrants will not be subject to redemption and may be exercised on a cashless basis, in each case if held by the initial holder thereof or its permitted assigns, and may not be sold, assigned or transferred prior to the 90th day following consummation of a Business Combination. The holder of these insider warrants will not have any right to any liquidation distributions with respect to shares underlying these warrants if the Company fails to consummate a Business Combination, in which event these warrants will expire worthless.

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

Note 5 - Common Stock Subject to Possible Redemption

The Company will not proceed with a Business Combination if Public Stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights. Accordingly, the Company may affect a Business Combination only if stockholders owning one share less than 30% of the shares sold in this Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to one share less than 30% of the 6,626,300 shares of common stock sold in the Offering, or 1,987,889 shares of common stock, at a per-share redemption price of $7.92 (plus a portion of the interest earned on the trust account, but net of (i) taxes payable on interest earned and (ii) up to $600,000 of interest income released to the Company to fund its working capital), which includes $0.24 per share of deferred underwriting discount and commissions which the underwriters have agreed to forfeit to pay redeeming stockholders.

Note 6 - Commitments

The Company entered into an engagement agreement with a consultant on June 23, 2008. The consultant will provide financial advisory services to the Company in connection with a potential transaction with certain predetermined entities. The Company is obligated to pay the consultant 1.5% of the Transaction Value (as defined in the engagement agreement), provided, however, the aggregate Transaction Fee shall not be less than $1,000,000 in the event a transaction is completed with any of the predetermined entities. The Company also agreed to reimburse the consultant for its reasonable business expenses in connection with services rendered. The agreement is on a month-to-month basis. Upon termination, no party shall have any liability to the other except that the consultant shall be entitled to its transaction fee if, within twelve (12) months from the date of termination of the agreement, the Company consummates a transaction with one of the predetermined entities.

Note 7 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.