Form 10-Q
period 2008-09-30
Camden Learning CORP
filed 2008-11-10
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008 or

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

As of November 7, 2008 there were 8,188,800 shares of the Company’s common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	F-1

Condensed Statements of Operations for the three months ended September 30, 2008 and September 30, 2007 (unaudited), for the nine months ended September 30, 2008 (unaudited), for the period from April 10, 2007 (inception) to September 30, 2007 and for the period from April 10, 2007 (inception) to September 30, 2008 (unaudited)
		F-2
	Condensed Statements of Stockholder’s Equity (unaudited) for the period from April 10, 2007 (inception) to September 30, 2008	F-3

Condensed Statements of Cash Flows for the nine months ended September 30, 2008 (unaudited), for the period from April 10, 2007 (inception) to September 30, 2007 and for the period from April 10, 2007 (inception) to September 30, 2008 (unaudited)
		F-4
	Notes to Condensed Financial Statements (unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

SIGNATURES		9

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

We are currently in the process of evaluating and identifying targets for an initial transaction. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering, the private placement, our capital stock, debt or a combination of cash, capital stock and debt, in effecting our initial business combination. We are authorized to issue 20,000,000 shares of common stock and may need to authorize additional shares in conjunction with a business combination. The issuance of additional shares of our capital stock would:

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

The net proceeds we received from the private placement and the sale of our units and warrants were $53,181,449 (not including deferred underwriting discounts and commissions of $1,590,312). Of this amount, $52,389,984 was placed in a trust account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. The remaining funds are being held outside of the trust. The funds held outside of trust (together with $600,000 of interest we may earn on funds in the trust account which we are entitled to withdraw in order to cover our operating expenses and the costs associated with our plan of dissolution and liquidation if we do not consummate a business combination) will be used to cover our operating expenses and to cover the expenses incurred in connection with seeking and consummating a business combination. Through September 30, 2008, we have withdrawn $435,000 from the trust account for payment of income taxes. On September 25, 2008, the Company determined, in light of the current market uncertainties, to authorize the transfer of funds being held in a trust account from the Morgan Stanley Institutional Liquidity Fund – Government Portfolio to the Morgan Stanley Institutional Liquidity Fund – Treasury Portfolio. The portfolio invests in U.S. treasuries and short duration repurchase agreements collateralized by the U.S. treasuries.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2008, we had net income of $59,789 consisting of interest income of $235,195 less costs attributable to organization, formation and general and administrative expenses of $117,093 and net of a provision for income taxes of $58,313. The decrease in interest income for the period was a result of a significant decrease in the interest rate in August and September caused by an increase in demand for government securities and treasury bills. For the three months ended September 30, 2007, we had a net loss of $6,640, consisting of interest expense of $6,640. For the nine months ended September 30, 2008, we had net income of $363,928, consisting of interest income of $1,027,966 less costs attributable to organization, formation and general and administrative expenses of $416,969 and net of a provision for income taxes of $247,069. For the period from April 10, 2007 (inception) through September 30, 2007, we had net loss of $12,070, consisting of interest expense of $10,940 plus costs attributable to organization, formation and general and administrative expenses of $1,130. For the period from April 10, 2007 (inception) through September 30, 2008, we had net income of $408,118 consisting of interest income of $1,159,571 less costs attributable to organization, formation and general and administrative expenses of $476,516 and net of a provision for income taxes of $274,937.

Through September 30, 2008, our efforts have been primarily organizational activities, activities relating to our initial public offering and activities relating to our search for a target company with which to do a business combination. We have neither engaged in any operations nor generated any revenues to date. We currently have no operating business and have not entered into a definitive agreement with any potential target businesses. Beginning December 5, 2007 (the date of the consummation of our initial public offering) until our consummation of a business combination, we expect interest earned on the offering proceeds held in our trust account to be our primary source of income.

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

The Company entered into an engagement agreement with a consultant on June 23, 2008. The consultant will provide financial advisory services to the Company in connection with a potential transaction with certain predetermined entities. The Company is obligated to pay the consultant 1.5% of the Transaction Value (as defined in the engagement agreement), provided, however, the aggregate Transaction Fee shall not be less than $1,000,000 in the event a Business Combination is completed with any of the predetermined entities. The Company also agreed to reimburse the consultant for its reasonable business expenses in connection with services rendered. The agreement is on a month-to-month basis. Upon termination, no party shall have any liability to the other except that the consultant shall be entitled to its transaction fee if, within twelve (12) months from the date of termination of the agreement, the Company consummates a transaction with one of the predetermined entities.

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

Internal Control over Financial Reporting

This interim report does not include a report of our management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

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

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November, 2008.

CAMDEN LEARNING CORPORATION.

By:	/s/ David L. Warnock
Name: David L. Warnock Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Donald W. Hughes
Name: Donald W. Hughes Title: Chief Financial Officer (Principal Financial Officer)

Camden Learning Corporation
(a corporation in the development stage)

Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash	$245,889	$858,347
Prepaid expenses	104,612	—
Total current assets	350,501	858,347

Restricted funds held in trust	53,184,495	52,543,772
Deferred tax asset	173,821	19,141

Total assets	$53,708,817	$53,421,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,563	$104,656
Income tax payable	13,758	47,009
Deferred interest	52,360	—
Total current liabilities	76,681	151,665

Deferred underwriting compensation	1,590,312	1,590,312

Total liabilities	1,666,993	1,741,977

Commitments

Common stock, subject to possible redemption 1,987,889 shares	15,744,081	15,744,081

Stockholders’ equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 20,000,000 shares authorized; 8,188,800 shares issued and outstanding (less 1,987,889 shares subject to possible redemption)	620	620
Additional paid-in capital	35,889,005	35,890,392
Retained earnings accumulated during the development stage	408,118	44,190
Total stockholders’ equity	36,297,743	35,935,202
Total liabilities and stockholders’ equity	$53,708,817	$53,421,260

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Condensed Statements of Operations
For the three months ended September 30, 2008 and September 30, 2007, for the nine months ended September 30, 2008, for the period from April 10, 2007 (inception) through
September 30, 2007 and for the period from
April 10, 2007 (inception) through September 30, 2008

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	April 10, 2007 (inception) through September 30, 2007	April 10, 2007 (inception) through September 30, 2008
	(unaudited)	(unaudited)	(unaudited)		(unaudited)

Operating expenses:
Operating and formation expenses	$117,093	$—	$416,969	$1,130	$476,516

Loss from operations	(117,093)	—	(416,969)	(1,130)	(476,516)

Other income/(expense):
Interest income/(expense), net	235,195	(6,640)	1,027,966	(10,940)	1,159,571

Income/(loss) before provision for taxes	118,102	(6,640)	610,997	(12,070)	683,055

Provision for income taxes	(58,313)	—	(247,069)	—	(274,937)

Net income/(loss)	$59,789	$(6,640)	$363,928	$(12,070)	408,118

Net income /(loss) per share
Basic	$0.01	$(0.00)	$0.05	$(0.01)
Diluted	$0.01	$(0.00)	$0.04	$(0.01)

Weighted average shares outstanding
Basic	6,626,300	1,562,500	6,626,300	1,562,500
Diluted	8,360,701	1,562,500	8,360,701	1,562,500

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Condensed Statements of Stockholders’ Equity
For the period from April 10, 2007 (inception) to September 30, 2008

	Common Stock		Additional Paid-In	Retained Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on April 10, 2007 at approximately $.02 per share	1,562,500	$156	$24,844	$—	$25,000

Sale of 2,800,000 private placement warrants on November 29, 2007 at $1.00 per warrant	—	—	2,800,000	—	2,800,000

Sale of 6,626,300 units, net of underwriters’ discount and offering expenses of $507,248 (including 1,987,889 shares subject to possible redemption) and sale of underwriter’s purchase option	6,626,300	663	48,791,861	—	48,792,524

Net proceeds subject to possible redemption of 1,987,889 shares		(199)	(15,743,882)		(15,744,081)

Discount on note payable to affiliate	—	—	17,569	—	17,569

Net income	—	—	—	44,190	44,190

Balance at December 31, 2007	8,188,800	$620	$35,890,392	$44,190	$35,935,202

Unaudited:
Offering expenses			(1,387)		(1,387)

Net income	—	—	—	363,928	363,928

Balance at September 30, 2008	8,188,800	$620	$35,889,005	$408,118	$36,297,743

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Condensed Statements of Cash Flows
For the nine months ended September 30, 2008, for the period from April 10, 2007
(inception) through September 30, 2007 and for the period from
April 10, 2007 (inception) through September 30, 2008

	Nine months ended September 30, 2008	April 10, 2007 (inception) through September 30, 2007	April 10, 2007 (inception) through September 30, 2008
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)	$363,928	$(12,070)	$408,118
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Accretion of interest on note payable	—	6,857	17,569
Deferred income taxes	(154,680)	—	(173,821)
Changes in assets and liabilities
Increase in prepaid expenses	(104,612)		(104,612)
Increase/(decrease) in accounts payable and accrued expenses	(37,915)	1,000	10,563
Increase/(decrease) in income tax payable	(33,251)	—	13,758
Increase in accrued interest	—	4,083	—
Increase in deferred interest	52,360	—	52,360
Net cash (used in)/provided by operating activities	85,830	(130)	223,935

Cash flows from investing activities:
Restricted funds held in trust	(640,723)	—	(53,184,495)

Cash flows from financing activities:
Proceeds from sale of stock to initial stockholders	—	25,000	25,000
Proceeds from note payable to affiliate	—	200,000	200,000
Advance from affiliates	—	36,389	37,500
Repayment to affiliates	—	(37,500)	(37,500)
Gross proceeds from initial public offering	—	—	53,010,500
Proceeds from issuance of warrants	—	—	2,800,000
Payment of offering costs	(57,565)	(188,644)	(2,629,051)
Repayment of note payable to affiliate	—	—	(200,000)
Net cash (used in)/provided by financing activities	(57,565)	35,245	53,206,449

Net (decrease)/increase in cash	(612,458)	35,115	245,889

Cash at beginning of period	858,347	—	—
Cash at end of period	$245,889	$35,115	$245,889

Supplemental Disclosures:

Non-cash financing activities:
Additional paid-in capital from discount on note payable to affiliate	—	$17,569	—
Increase in deferred offering costs, and in related accounts payable and accrued expenses and due to affiliates	—	$40,211	—
Deferred underwriting compensation	—	—	$1,590,312

Cash flow information:
Cash paid during the period for income taxes	$435,000	—	$435,000
Cash paid for interest	—	—	$5,987

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Notes to Condensed Financial Statements (unaudited)

Note 1 – Organization and Nature of Business Operations

Camden Learning Corporation (the “Company”) is a blank check company incorporated in the state of Delaware on April 10, 2007 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more operating businesses in the education industry. In April 2007, the Company issued 1,562,500 shares of common stock to the Initial Stockholders for an aggregate amount of $25,000. The Company is 20.4% owned by Camden Learning, LLC, whose members are Camden Partners Strategic Fund III, LP and Camden Partners Strategic Fund III-A, LP (see Note 5).

At September 30, 2008, the Company had not commenced any operations. All activity through September 30, 2008 relates to the Company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 4. The Company has selected December 31 as its fiscal year end.

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

The trust account is maintained by Continental Stock Transfer & Trust Company, as Trustee. On September 25, 2008, the Company determined, in light of the current market uncertainties, to authorize the transfer of funds being held in a trust account from the Morgan Stanley Institutional Liquidity Fund – Government Portfolio to the Morgan Stanley Institutional Liquidity Fund – Treasury Portfolio. The portfolio invests in U.S. treasuries and short duration repurchase agreements collateralized by the U.S. treasuries.

Upon the closing of the Offering, the Over-Allotment Option Exercise by the underwriters and the private placement of warrants (see Note 4), $52,389,984 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the dissolution of the Company. The proceeds in the trust account include the deferred underwriting discount of $1,590,312 that will be released to the underwriters if the initial Business Combination is completed (subject to a $0.24 per share reduction for public stockholders who exercise their redemption rights). Interest (after taxes) earned on assets held in the trust account will remain in the trust. However, up to $600,000 of the interest earned on the trust account, and amounts required for payment of taxes on interest earned, may be released to the Company to cover a portion of the Company’s operating expenses and expenses incurred in connection with the Company’s dissolution and liquidation, if a Business Combination is not consummated. Through September 30, 2008, $435,000 has been withdrawn from the trust account for payment of income taxes.

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

In the event of dissolution, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the units sold in the Offering discussed in Note 4).

The Company’s initial stockholders placed the shares they owned before the Offering into an escrow account, and with limited exceptions, these shares will not be transferable and will not be released from escrow until one year after consummation of a Business Combination. If the Company is forced to dissolve or liquidate, these shares will be cancelled. Additionally, the insider warrants (see Note 5) have been placed into the escrow account, and subject to limited exceptions, will not be transferable and will not be released from escrow until the 90th day following the completion of a Business Combination.

Note 2 – Interim Financial Information

The Company’s unaudited condensed interim financial statements as of September 30, 2008 and for the period from April 10, 2007 (date of inception) through September 30, 2008, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2008 and the statement of operations and cash flows for the period April 10, 2007 (date of inception) to September 30, 2007 included in the Company’s Amendment No. 4 to Form S-1 Registration statement filed with the SEC on November 5, 2007. The December 31, 2007 balance sheet and the changes in stockholders’ equity for the period ended December 31, 2007 and the statement of operations and cash flows for the period April 10, 2007 (date of inception) to September 30, 2007 have been derived from those audited financial statements. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2007 audited financial statements.

Note 3 – Summary of Significant Accounting Policies

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

Recent accounting pronouncements

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note 4 – Initial Public Offering

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

Note 5 – Note Payable to Affiliate and Related Party Transactions

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

Note 6 – Common Stock Subject to Possible Redemption

The Company will not proceed with a Business Combination if Public Stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights. Accordingly, the Company may affect a Business Combination only if stockholders owning one share less than 30% of the shares sold in this Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to one share less than 30% of the 6,626,300 shares of common stock sold in the Offering, or 1,987,889 shares of common stock, at a per-share redemption price of $7.92 (plus their pro-rata portion of the interest earned on the trust account, net of (i) taxes payable on interest earned and (ii) up to $600,000 of interest income released to the Company to fund its working capital), which includes $0.24 per share of deferred underwriting discount and commissions which the underwriters have agreed to forfeit to pay redeeming stockholders. Through September 30, 2008, total interest earned of $1,229,511 less taxes accrued since inception of $454,919 and a working capital allowance of $600,000 is $174,592. The dissenting stockholder’s pro-rata share of this amount is reflected on the balance sheet as deferred interest.

Note 7 – Commitments

The Company entered into an engagement agreement with a consultant on June 23, 2008. The consultant will provide financial advisory services to the Company in connection with a potential transaction with certain predetermined entities. The Company is obligated to pay the consultant 1.5% of the Transaction Value (as defined in the engagement agreement), provided, however, the aggregate Transaction Fee shall not be less than $1,000,000 in the event a Business Combination is completed with any of the predetermined entities. The Company also agreed to reimburse the consultant for its reasonable business expenses in connection with services rendered. The agreement is on a month-to-month basis. Upon termination, no party shall have any liability to the other except that the consultant shall be entitled to its transaction fee if, within twelve (12) months from the date of termination of the agreement, the Company consummates a transaction with one of the predetermined entities.

Note 8 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.