Form 10-K
period 2008-12-31
Camden Learning CORP
filed 2009-03-27
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2008, as reported on the OTC Bulletin Board, was approximately $47,718,672 . As of March 24, 2009, there were 8,188,800 shares of common stock, par value $.0001 per share, of the registrant outstanding.

TABLE OF CONTENTS

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

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Camden Learning Corporation.

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

Recent Developments

A registration statement for our initial public offering was declared effective on November 29, 2007.  On December 5, 2007, the Company sold 6,250,000 units in our initial public offering at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one redeemable common stock purchase warrant. On December 19, 2007, the Company sold an additional 376,300 Units subject to the underwriters’ over allotment option.  Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing on the later of the completion of a Business Combination or November 29, 2008 (one year from the effective date of the offering), and expiring on November 29, 2011 (four years from the effective date of the offering). The Company may redeem the warrants at a price of $.01 per Warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  We received gross proceeds of approximately $53,010,400 (which excludes the proceeds of a private placement of 2,800,000 warrants for $2,800,000 to the Company’s sponsor, Camden Learning, LLC) from our initial public offering, of which $52,389,984 was placed in trust.

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

Fair market value of target business

The initial target business or businesses with which we engage in a business combination must have a collective fair market value equal to at least 80% of the amount in our trust account (less the deferred underwriting discount and commissions and taxes payable) at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of the amount in our trust account (less the deferred underwriting discount and commissions and taxes payable) at the time of acquisition. The fair market value of any such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of the amount in our trust account (less the deferred underwriting discount and commissions and taxes payable) threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. If we do obtain such an opinion, we will provide details with respect to how such opinion may be obtained from us in the Current Report on Form 8-K which we will file to disclose our entering into the acquisition agreement. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

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

In connection with the stockholder vote required to approve any business combination, all of our founding stockholders have agreed to vote the shares of common stock owned by them prior to the offering in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our founding stockholders have also agreed that if they acquire shares of common stock in or following the offering, they will vote such acquired shares in favor of a business combination. As a result, any of our founding stockholders that acquire shares during or after the offering may not exercise conversion rights with respect to those shares in the event that the business combination transaction is approved. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in the initial public offering exercise their conversion rights. We will only structure or consummate a business combination in which all stockholders exercising their conversion rights, up to 29.99%, will be entitled to receive their pro rata portion of the trust account (net of taxes payable and working capital allowance). Additionally, we will not propose a business combination to our stockholders which includes a provision that such business combination will not be consummated if stockholders owning less than 29.99% vote against such business combination and exercise their conversion rights as described herein. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described below.

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

Competition for Target Businesses

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Based on currently available public information, there are approximately 161 blank check companies which have gone public since 2003, of which 63 have actually consummated a business combination and 36 have liquidated.  The remaining 62 companies have more than $12.6 billion in the trust account and are seeking to consummate a business combination.  Of these companies, 19 have announced that they have entered into definitive agreements for business combinations but have not yet consummated these transactions.  Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses we could acquire with the net proceeds of the offering and the private placement, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

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

Employees

We have two executive officers, one of whom is also a member of our Board of Directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect such individuals to devote an average of approximately ten hours per week to our business. We have two part-time employees in the accounting department. We are allocated a percentage of the part-time accounting staff’s salaries from Camden Partners Holdings.  The allocation percentage is based upon the amount of the staff’s time spent on the Company. We do not intend to have any full time employees prior to the consummation of a business combination.

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

Based upon publicly available information, we have identified approximately 161 similarly structured blank check companies which have completed initial public offerings since August 2003, of which 63 have actually consummated a business combination and 36 have liquidated.  As of such date, the remaining 62 companies have more than $12.6 billion in the trust account and are seeking to consummate business combinations.  Of these companies 19 have announced that they have entered into definitive agreements for business combinations but have not yet consummated these transactions.  While many of these companies are targeted towards specific industries in which they must complete a business combination, certain of these companies may consummate a business combination in any industry they choose. As a result, there may be significant demand for the types of privately-held companies we target, which demand may limit the number of potential acquisition targets for us.

Further, because only 82 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours. We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

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

Our placing of funds in trust may not protect those funds from third party claims against us.  Although we will seek to have all vendors, with the exception of our independent registered public accountants, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account.  If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.  We may elect to forego obtaining waivers only if we receive the approval of our Chief Executive Officer and the approving vote or written consent of at least a majority of our board of directors, including all of our non-independent directors.  Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver.  In addition, there is no guarantee such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason.

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

Subject to there being a current prospectus under the Securities Act of 1933 with respect to the shares of common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.  Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price thereafter at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.  The foregoing does not apply to the warrants included as part of the 2,800,000  warrants purchased prior to the offering, as such warrants are not subject to redemption while held by the initial holder or any permitted transferee of such initial holder.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of the date of this Annual Report, there are 1,134,900 authorized but unissued and unreserved shares of our common stock available for issuance, together with all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this Annual Report to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

Resources could be expended in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

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

We have received approximately $800,000 (not including up to $600,000 of interest we may earn on funds in the trust account, which we are entitled to in order cover our operating expenses and our costs associated with our plan of dissolution and liquidation if we do not consummate a business combination) from the proceeds of the initial public offering and the private placement to cover our operating expenses for the next 24 months and to cover the expenses incurred in connection with a business combination. This amount is based on management’s estimates of the costs needed to fund our operations for the next 24 months and consummate a business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination, or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated.  If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the existing stockholders or from third parties. We may not be able to obtain additional financing and our founding stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate as part of our stockholder-approved plan of dissolution and liquidation prior to consummating a business combination.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

Of the net proceeds of the offering and the private placement, only approximately $800,000 is available to us initially outside the trust account to fund our working capital requirements.  We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled up to $600,000  of the interest earned on the trust account, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to sell additional shares of common stock, borrow funds from our insiders or others or be forced to dissolve, liquidate and wind up.

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

Our sponsor is partially owned, indirectly, by David Warnock, our President, Chairman and Chief Executive Officer, and it is the sponsor that owns shares of our common stock, as well as warrants purchased in a private placement consummated prior to the initial public offering.  The sponsor has waived its right to the liquidation of the trust account as part of our stockholder-approved plan of dissolution and liquidation with respect to those shares upon the liquidation of the trust account to our public stockholders if we are unable to complete a business combination.  The shares and warrants owned by the sponsor will be worthless if we do not consummate a business combination.  The personal and financial interests of Mr. Warnock may influence his motivation in identifying and selecting a target business and completing a business combination in a timely manner.  Consequently, his discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

The initial target business we acquire must have a fair market value equal to at least 80% of the amount in our trust account (excluding $1,590,312 of deferred compensation to be held for the benefit of the underwriters) at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of the amount in our trust account (excluding underwriter’s deferred underwriting compensation held in the trust) at the time of such acquisition. We have not had any preliminary discussions, or made any agreements or arrangements, with respect to financing arrangements with any third party. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine whether the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA. with respect to the satisfaction of such criteria.

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

In connection with the initial public offering as part of the units, and the private placement, we issued warrants to purchase up to 9,426,300 shares of our common stock. Additionally, we issued an option to the underwriters to purchase up to 625,000 units each consisting of one share and one warrant. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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

We will need to consummate a business combination in the future to continue operations as a going concern.

Our Report from our Independent Registered Accounting Firm raises substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue present operations will be dependent upon our ability to consummate a business combination.  Potential sources for business combinations have not been established.  Although we are exploring various alternatives, there can be no assurance we will be able to locate, negotiate or consummate a transaction with a suitable target business on acceptable terms, if at all.  If a suitable business partner is not available, or if we determine it to otherwise be in our best interest not to consummate a business combination, we will, in all likelihood seek to liquidate, in which such event amounts currently held in our trust account will be returned to our common stockholders and our shares, along with our units and warrants, would then expire worthless.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our 2009 Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 500 East Pratt Street, Suite 1200, Baltimore, MD 21202.  The cost for this space is included in the $7,500 per-month fee that Camden Partners Holdings, LLC charges us for general and administrative services, including but not limited to receptionist, secretarial and general office services, pursuant to a letter agreement between us and Camden Partners Holdings, LLC. This agreement commenced on November 29, 2007 and shall continue until the earliest to occur of: (i) consummation of a business combination, (ii) November 29, 2009, and (iii) the date on which we cease our corporate existence in accordance with our amended and restated certificate of incorporation. We believe, based on fees for similar services in the greater Baltimore, Maryland metropolitan area that the fee charged by Camden Partners Holdings, LLC is at least as favorable as we could have obtained from an unaffiliated person.

We consider our current office space adequate for our current operations.

Item 3.  Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the year ended December 31, 2008.

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

	OTC Bulletin Board
	Camden Learning Common Stock		Camden Learning Warrants		Camden Learning Units
	High	Low	High	Low	High	Low

2008 First Quarter	$7.24	$7.03	$1.25	$0.48	$8.14	$7.70
2008 Second Quarter	$7.47	$7.24	$0.65	$0.40	$8.13	$7.70
2008 Third Quarter	$7.61	$7.33	$0.56	$0.24	$8.13	$7.00
2008 Fourth Quarter	$7.40	$6.85	$0.26	$0.04	$7.49	$6.92

On March 24, 2009, the closing prices of our common stock, units and warrants were $7.65, $7.60 and $0.03, respectively.

(b) Holders

On March 24, 2009, there were 5 holders of record of our Common Stock, 2 holders of record of our Warrants and 1 holder of record of our Units.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

Prior to the consummation of the IPO, we completed a private placement of an aggregate of 2,800,000 warrants to Camden Learning, LLC, a limited liability company indirectly controlled and partially owned by certain of the Company’s officers and directors, generating gross proceeds of $2,800,000. The warrants sold in the private placement contain substantially similar terms and conditions as the warrants sold in the IPO, except that the warrants sold in the private placement (i) will not be subject to redemption, (ii) may be exercised on a cashless basis, in each case if held by the Company’s sponsor or its permitted assigns and (iii) may not be sold, assigned or transferred prior to the 90th day following the Company’s consummation of a business combination. These warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy non “U.S. Person” individuals.  No underwriting discounts or commissions were paid with respect to such sales. A private placement subscription agreement was entered into between the Company and our sponsor in connection with this purchase.

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

The public offering was consummated on December 5, 2007, and on December 19, 2007, we sold additional units subject to the underwriters’ over-allotment option. The underwriters of the offering were Morgan Joseph & Co. Inc., Ferris, Baker Watts Incorporated and Legend Merchant Capital Group.  A total of 6,626,300 Units were sold in the offering for an aggregate offering price of $53,010,400. Each of our units commenced trading its component share of common stock and warrant separately on December 21, 2007.

The net proceeds to us from the sale of our Units and the sale of the underwriters’ purchase option, after deducting underwriting discounts and commissions of $3,710,728 (including $1,590,312 placed in the Trust Account representing a deferred underwriters’ discount) and offering expenses of $508,635, was $48,791,137.  $49,589,984 plus interest and proceeds from the sale of our sponsor warrants is currently being held in trust and the remaining funds of approximately $800,000 are being held outside of the trust. The remaining proceeds are held for working capital such as business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 2009, assuming that a business combination is not consummated during that time.  We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

The net proceeds we received from the private placement and the sale of our units and warrants were $53,182,836 (not including deferred underwriting discounts and commissions of $1,590,312).   Of this amount, $52,389,984 was placed in a Trust Account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee.  The remaining funds of approximately $800,000 are being held outside of the trust. The approximately $800,000 held outside of trust (and including $600,000 of interest we may earn on funds in the trust account, which we are entitled to in order to cover our operating expenses and the costs associated with our plan of dissolution and liquidation if we do not consummate a business combination) will be used to cover our operating expenses for the next 24 months and to cover the expenses incurred in connection with a business combination.

		April 10, 2007	April 10, 2007
	For the year	(inception) through	(inception) through
	December 31, 2008	December 31, 2007	December 31, 2008

Investments held in trust – beginning of period	$52,543,772	$-	$-

Contribution to trust (which includes the deferred underwriting discount and commission of $1,590,312 )	-	52,389,984	52,389,984

Interest income received	1,100,550	153,788	1,254,338

Withdrawals to pay taxes	(610,000)	-	(610,000)

Total investments held in trust	$53,034,322	$52,543,772	$53,034,322

At December 31, 2008, $600,000 remains available for working capital purposes from the restricted funds held in the Trust Account.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2008, we had net income of $279,142 consisting of interest income of $1,048,371 less costs attributable to organization, formation and general and administrative expenses of $565,106 and net of a provision for income taxes of $204,123.  For the period from April 10, 2007 (inception) through December 31, 2007, we had a net income of $44,190, consisting of interest income of $131,605 less costs attributable to organization, formation and general and administrative expenses of $59,547 and net of a provision for income taxes of $27,868.  For the period from April 10, 2007 (inception) through December 31, 2008, we had net income of $323,332 consisting of interest income of $1,179,976 less costs attributable to organization, formation and general and administrative expenses of $624,653 and net of a provision for income taxes of $231,991.

Through December 31, 2008, our efforts have been primarily organizational activities, activities relating to our initial public offering and active searching for a target company to do a business combination. We have neither engaged in any operations nor generated any revenues to date. We currently have no operating business and have not entered into a definitive agreement with any potential target businesses. Beginning December 5, 2007 (the date of the consummation of our initial public offering) until our consummation of a business combination, we expect interest earned on the offering proceeds held in our Trust Account to be our primary source of income.

The Company received net proceeds from the offering and sale of the underwriters’ purchase option of $47,492,852, before deducting deferred underwriting compensation of $1,500,000.  On December 19, 2007 the underwriters for the offering exercised a portion of their over-allotment option, generating proceeds of $2,889,984, before deducting deferred underwriting compensation of $90,312.

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

The Company entered into an engagement agreement with a consultant on June 23, 2008.  The consultant will provide financial advisory services to the Company in connection with a potential Business Combination with certain predetermined entities.  The Company is obligated to pay the consultant 1.5% of the Transaction Value (as defined in the engagement agreement), provided, however, the aggregate Transaction Fee shall not be less than $1,000,000 in the event a Business Combination is completed with any of the predetermined entities.  The Company also agreed to reimburse the consultant for its reasonable business expenses in connection with services rendered.  The agreement is on a month-to-month basis.  Upon termination, no party shall have any liability to the other except that the consultant shall be entitled to its transaction fee if, within twelve (12) months from the date of termination of the engagement agreement, the Company consummates a Business Combination with one of the predetermined entities.

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

The total net proceeds to us from the offering (including $2,800,000 from the sale of the insider warrants) before deducting the deferred underwriting discount and commissions were approximately $53,182,836, and an amount of $52,389,984 was deposited into the Trust Account, which is maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of December 31, 2008, the balance of the Trust Account was $53,034,322. The proceeds held in the Trust Account will only be invested in short-term debt securities issued by the U.S. government and its federal agencies to include:  U.S. Treasury obligations; federal agency securities; and repurchase agreements collateralized by the obligations of the U.S. government and its agencies and instrumentalities. Thus, the Company is subject to market risk primarily through the effect of changes in interest rates on government securities. Our only material market risk exposure relates to fluctuations in interest rates. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8.  Financial Statements and Supplementary Data

Reference is made to pages 43 through 53 comprising a portion of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 25, 2008, the Company dismissed Eisner LLP (“Eisner”) as its independent registered public accountant, effective immediately.  The dismissal was approved by the Company’s Board of Directors.

The reports of Eisner on the financial statements of the Company as of and for the period from April 10, 2007 to December 31, 2007, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the period from April 10, 2007 to December 31, 2007, and through the date of dismissal, there were no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Eisner would have caused it to make reference thereto in connection with its reports on the financial statements for such period.

On July 1, 2008, the Company engaged McGladrey & Pullen, LLP as the Company’s independent registered public accountant.  The engagement of McGladrey & Pullen, LLP was approved by the Board of Directors.  The Company had not previously consulted with McGladrey & Pullen, LLP on any of the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered with respect to the Company’s financial statements or any matter that was either the subject of a disagreement or a reportable event.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our Certifying Officers have concluded that, as of the end of such period, our disclosure controls and procedures were adequate and effective.

Internal Control over Financial Reporting

Our Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of our Certifying Officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements.  Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, with the participation of our Certifying Officers, assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the fiscal year ended December 31 2008.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on this assessment, management has concluded that, as of December 31, 2008 the Company’s internal control over financial reporting is effective.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company’s fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

David L. Warnock is a partner with Camden Partners and co-founded the firm in 1995. He has over 24 years of investment experience and focuses on investments in the education and business and financial services sectors. He serves on the boards of directors of American Public Education, Inc., a regionally accredited online post-secondary university, New Horizons Worldwide, Inc., one of the largest global IT training companies, Nobel Learning Communities, Inc., a nationwide provider of pre-K through 8th grade private schools, CIBT Education Group, Inc., a post-secondary institution in China, and Questar Assessment, Inc., formerly Touchstone Applied Science Associates which provides testing and assessment services for standardized testing, all of which are Camden Partners’ portfolio companies. Mr. Warnock served as the Chairman of Nobel from September 2003 through February 2004. Mr. Warnock has previously served on the boards of Concord Career Colleges from 1997 thru 2006 and Children’s Comprehensive Services, Inc. from 1993 to 2000. Previously, Mr. Warnock was President of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II. He was also co-manager of the T. Rowe Price New Horizons Fund. Mr. Warnock was employed by T. Rowe Price Associates from 1983 to 1995. Upon forming Camden Partners (formerly known as Cahill, Warnock & Company) and until December 31, 1997, Mr. Warnock served as a consultant to the advisory committees of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II.

David is also involved with numerous non-profit organizations. He is the Chairman of the Center For Urban Families, as well as former Chairman of the Board for Calvert Education Services, the nation's largest non-sectarian home-schooling organization. He also serves on the board of the University of Wisconsin Applied Security Analysis Program and is a trustee on the board of the Baltimore Museum of Art.

David earned a B.A. degree from the University of Delaware and a M.S. (in Finance) from the University of Wisconsin. David is also a Chartered Financial Analyst Charterholder.

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

Therese Kreig Crane, Ed.D, currently serves in various leadership capacities within the education industry, including as a trustee for the National Education Association Foundation (2003 – present) and the Western Governors University (2001 – present), as Chairman of the Board of Directors of Nobel Learning Communities Inc. (2004 – present) and as a director of Questia Media, Inc. (2001 – present) and Tutor.com. (2005 – Present). From 2003 until June 2005, Dr. Crane served on the board of AlphaSmart, a provider of affordable, portable personal learning solutions for the K-12 classroom. In August, 2003, she formed Crane Associates as a sole proprietorship, engaged in the educational technology consulting practice, advising educational technology companies in business strategy, marketing, and sales. Dr. Crane was engaged as a retained consultant by e-Luminate Group in 2003 and currently serves as the Senior Education Advisor. From 2000 to 2003, Dr. Crane was Vice President, Information and Education Products at America Online. Prior to that, she was President of Jostens Learning Corporation and its successor company, Compass Learning. Dr. Crane also held various positions with Apple Computer, including Senior Vice President, Education of Americas, and was a corporate officer as Apple Computer’s Senior Vice President, Worldwide Strategic Market Segments. Dr. Crane started her career as an elementary school classroom teacher. Dr. Crane has a B.S. in elementary education and mathematics from the University of Texas at Austin, an M.Ed. in early childhood education, and an Ed.D. in administrative leadership from the University of North Texas.

Ronald Tomalis is Director in the Education Practice at Dutko Worldwide, a government affairs strategy and management firm.  Mr. Tomalis will be assisting clients to strategically position their companies in the K-12 and postsecondary space to take advantage of growth opportunities and minimize business risk.  Previously, he served as a director, owner and co-founder of The Chartwell Educational Group, an international education consulting firm that serves private, non profit and governmental organizations focusing on pre-K, K-12 and post-secondary education. He served as a director from July 2005 until his departure in January, 2009.  Mr. Tomalis advises education companies, non profit organizations, and domestic and international education organizations/agencies on areas of education policy, finance, governance, and management. Mr. Tomalis also served as a director of ELLIS, Inc from 2005 through 2006. From August 2004 to July 2005, Mr. Tomalis was an independent consultant. From June 2001 to August 2004, Mr. Tomalis held various senior positions in the United States Department of Education, including managing the implementation of the No Child Left Behind Law as well as the $25 billion Title I/II programs. Mr. Tomalis also served as counselor to the United States Secretary of Education and as Acting Assistant Secretary of Elementary and Secondary Education. For six years prior to joining the United States Department of Education, Mr. Tomalis was the Executive Deputy Secretary of Education for the Commonwealth of Pennsylvania. He was appointed to the position by Governor Tom Ridge in December of 1995. As Executive Deputy Secretary for Education for the Commonwealth of Pennsylvania, he took on the role of Chief Operating Officer for that department. He was also the principal policy advisor to the Pennsylvania Secretary of Education and spearheaded many of the reform initiatives proposed by Governor Ridge. Mr. Tomalis graduated from Dickinson College with a degree in political science.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2008, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount and Nature of
Name and Address of Beneficial Owner (1)	Beneficial Ownership(2)	Percentage of Class
Camden Learning, LLC(3)	1,670,834	20.41%
David L. Warnock, President, Chief Executive Officer and Chairman(3)		%
Donald W. Hughes, Chief Financial Officer and Secretary(3)		%
Therese Kreig Crane, Ed.D, Director	34,722	.424%
Ronald Tomalis, Director	34,722	.424%
William Jews, Director	34,722	.424%
All directors and executive officers as a group (5 individuals)	1,775,000	21.68%

(1)	Unless otherwise indicated, the business address of each of the individuals is 500 East Pratt Street, Suite 1200, Baltimore, MD 21202 and our telephone number is (410) 878-6800.

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

During 2007, our sponsor loaned us a total of $200,000, which was used to pay a portion of the expenses of the offering, such as SEC registration fees, FINRA registration fees, blue sky fees and certain legal and accounting fees and expenses. This loan was repaid, with interest on December 5, 2007.

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

Our Initial Stockholders will not receive reimbursement for any out-of- pocket expenses incurred by them to the extent that such expenses exceed the working capital allowance amount in the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

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

Item 14.  Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2008, the firm of McGladrey & Pullen LLP which we refer to as McGladrey, was our principal accountant. The following is a summary of fees paid or to be paid to McGladrey for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by McGladrey in connection with regulatory filings.  We expect to be billed approximately $60,000  in connection with our December 31, 2008 and 2007 year-end audit, and we have incurred fees of $31,000 from McGladrey for reviews of interim financial statements.

We paid Eisner LLP (former principal accountant) $39,800 in connection with our December 31, 2007 year-end audit and we paid $15,500 for the review of our first quarter 2008 interim financial statements.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  There were no fees billed for audit-related services rendered by McGladrey.

Tax Fees. There were no fees paid for professional services rendered by McGladrey for tax compliance, tax planning and tax advice for the fiscal year ended December 31, 2008.

We paid Eisner LLP $7,950 for the preparation of our 2007 corporate tax returns.

All other fees.  Auditing services provided by Eisner LLP in regards to our initial public offering totaled $135,000.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

CAMDEN LEARNING CORPORATION
(a corporation in the development state)

Financial Statements

Contents

Report of Independent Registered Public Accounting Firm

Audited Financial Statements:

Balance Sheets as of December 31, 2008 and 2007	46

Statements of Operations for the year ended December 31, 2008, for the period from April 10, 2007 (inception) to December 31, 2007 and for the cumulative period from April 10, 2007 (inception) to December 31, 2008	47

Statement of Stockholders’ Equity for the cumulative period from April 10, 2007 (inception) to December 31, 2008	48

Statements of Cash Flows for the year ended December 31, 2008, for the period from April 10, 2007 (inception) to December 31, 2007 and for the cumulative period from April 10, 2007 (inception) to December 31, 2008	49

Notes to Financial Statements	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Camden Learning Corporation

We have audited the accompanying balance sheets of Camden Learning Corporation (a corporation in the development stage) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2008, the period from April 10, 2007 (inception) to December 31, 2007 and the cumulative period from April 10, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camden Learning Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period from April 10, 2007 (inception) to December 31, 2007, and the cumulative period from April 10, 2007 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Camden Learning Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will face a mandatory liquidation on November 29, 2009 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of Camden Learning Corporation’s internal control over financial reporting as of December 31, 2008, included in the accompanying management’s report on Internal Control over Financial Reporting, and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, NY

March 24, 2009

Camden Learning Corporation
(a corporation in the development stage)

Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash	$190,665	$858,347
Prepaid expenses	60,695	—
Total current assets	251,360	858,347

Restricted funds held in trust	53,034,322	52,543,772
Deferred tax asset	222,610	19,141
Refundable income tax	155,399	—

Total assets	$53,663,691	$53,421,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$59,290	$104,656
Income tax payable	—	47,009
Deferred interest	57,051	—
Total current liabilities	116,341	151,665

Deferred underwriting compensation	1,590,312	1,590,312

Total liabilities	1,706,653	1,741,977

Commitments

Common stock, subject to possible redemption 1,987,889 shares	15,744,081	15,744,081

Stockholders’ equity
Preferred Stock, $.0001 par value, 1,000,000 shares
authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 20,000,000 shares
authorized; 8,188,800 shares issued and outstanding (less 1,987,889 shares subject to possible redemption)	620	620
Additional paid-in capital	35,889,005	35,890,392
Retained earnings accumulated during the development stage	323,332	44,190
Total stockholders’ equity	36,212,957	35,935,202
Total liabilities and stockholders’ equity	$53,663,691	$53,421,260

See notes to financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statements of Operations
 For the year ended December 31, 2008, for the period from April 10, 2007 (inception) through December 31, 2007 and for the cumulative period from
April 10, 2007 (inception) through December 31, 2008

	Year ended December 31, 2008	April 10, 2007 (inception) through December 31, 2007	April 10, 2007 (inception) through December 31, 2008

Operating expenses:
Operating and formation expenses	$565,106	$59,547	$624,653

Loss from operations	(565,106)	(59,547)	(624,653)

Other income:
Interest income, net	1,048,371	131,605	1,179,976

Income before provision for taxes	483,265	72,058	555,323

Provision for income taxes	(204,123)	(27,868)	(231,991)

Net income	$279,142	$44,190	$323,332

Net income per share
Basic and Diluted	$0.03	$0.02

Weighted average shares outstanding
Basic and Diluted	8,188,800	2,217,752

See notes to financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statements of Stockholders’ Equity
For the cumulative period from April 10, 2007 (inception) to December 31, 2008

	Common Stock			Retained Earnings
	Shares	Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders’ Equity
Common shares issued to initial stockholders on April 10, 2007 at approximately $.02 per share	1,562,500	$156	$24,844	$—	$25,000

Sale of 2,800,000 private placement warrants on November 29, 2007 at $1.00 per warrant	—	—	2,800,000	—	2,800,000

Sale of 6,626,300 units, net of underwriters’ discount and offering expenses of $507,248 (including 1,987,889 shares subject to possible redemption) and sale of underwriter’s purchase option	6,626,300	663	48,791,861	—	48,792,524

Net proceeds subject to possible redemption of 1,987,889 shares		(199)	(15,743,882)		(15,744,081)

Discount on note payable to affiliate	—	—	17,569	—	17,569

Net income	—	—	—	44,190	44,190

Balance at December 31, 2007	8,188,800	$620	$35,890,392	$44,190	$35,935,202

Offering expenses			(1,387)		(1,387)

Net income	—	—	—	279,142	279,142

Balance at December 31, 2008	8,188,800	$620	$35,889,005	$323,332	$36,212,957

See notes to financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statements of Cash Flows
For the year ended December 31, 2008, for the period from April 10, 2007 (inception) through December 31, 2007 and for the cumulative period from
April 10, 2007 (inception) through December 31, 2008

	Year ended December 31, 2008	April 10, 2007 (inception) through December 31, 2007	April 10, 2007 (inception) through December 31, 2008

Cash flows from operating activities:
Net income	$279,142	$44,190	$323,332
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Accretion of interest on note payable	—	17,569	17,569
Deferred income taxes	(203,469)	(19,141)	(222,610)
Changes in assets and liabilities
Increase in prepaid expenses	(60,695)	—	(60,695)
Increase in refundable income tax	(155,399)	—	(155,399)
Increase/(decrease) in accounts payable and accrued expenses	10,812	48,478	59,290
Increase/(decrease) in income tax payable	(47,009)	47,009	—
Increase in accrued interest	—	4,083	—
Increase in deferred interest	57,051	—	57,051
Net cash (used in)/provided by operating activities	(119,567)	138,105	18,538

Cash flows from investing activities:
Proceeds from sale of units placed in trust	—	(49,589,984)	(49,589,984)
Proceeds from sale of warrants placed in trust	—	(2,800,000)	(2,800,000)
Interest income earned on funds held in trust	(1,100,550)	(153,788)	(1,254,338)
Withdrawals for payments of income tax expense	610,000	—	610,000
Net cash used in investing activities	(490,550)	(52,543,772)	(53,034,322)

Cash flows from financing activities:
Proceeds from sale of stock to initial stockholders	—	25,000	25,000
Proceeds from note payable to affiliate	—	200,000	200,000
Advance from affiliates	—	37,500	37,500
Repayment to affiliates	—	(37,500)	(37,500)
Gross proceeds from initial public offering	—	53,010,500	53,010,500
Proceeds from issuance of warrants	—	2,800,000	2,800,000
Payment of offering costs	(57,565)	(2,571,486)	(2,629,051)
Repayment of note payable to affiliate	—	(200,000)	(200,000)
Net cash (used in)/provided by financing activities	(57,565)	53,264,014	53,206,449

Net (decrease)/increase in cash	(667,682)	858,347	190,665

Cash at beginning of period	858,347	—	—
Cash at end of period	$190,665	$858,347	$190,665

Supplemental Disclosures:
Non-cash financing activities:
Additional paid-in capital from discount on note payable to affiliate	—	$17,569	—
Increase in deferred offering costs, and in related accounts payable and accrued expenses and due to affiliates		$56,178	—
Deferred underwriting compensation	—	$1,590,312	$1,590,312
Cash flow information:
Cash paid during the period for income taxes	$610,000	—	$610,000
Cash paid for interest	—	$5,987	$5,987

See notes to financial statements.

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

At December 31, 2008, the Company had not commenced any operations.  All activity through December 31, 2008 relates to the Company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 4.  The Company has selected December 31 as its fiscal year end.

The financial statements give retroactive effect to a common stock split in the form of a stock dividend of 0.3888888 shares of common stock for each outstanding share of common stock declared and paid as of November 20, 2007.

The registration statement for the Offering was declared effective November 29, 2007.  The Company consummated the Offering on December 5, 2007 and received proceeds of $45,991,365, net of underwriting discounts and commissions of $3,500,000 (including $1,500,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination).  In addition, on December 19, 2007 the underwriters for the Offering exercised a portion of their over-allotment option, generating proceeds of $2,799,672, net of underwriting discounts and commissions of $210,728 (including $90,312 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more operating businesses in the education industry.  As used herein, a “Business Combination” shall mean the merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses in the education industry having, collectively, a fair market value of at least 80.0% of the amount in the Company’s trust account, less the deferred underwriting discount and commissions and taxes payable at the time of such transaction.

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

Upon the closing of the Offering, the Over-Allotment Option Exercise by the underwriters and the private placement of warrants (see Note 4), $52,389,984 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the dissolution of the Company.  The proceeds in the trust account include the deferred underwriting discount of $1,590,312 that will be released to the underwriters if the initial Business Combination is completed (subject to a $0.24 per share reduction for public stockholders who exercise their redemption rights).  Interest (after taxes) earned on assets held in the trust account will remain in the trust.  However, up to $600,000 of the interest earned on the trust account, and amounts required for payment of taxes on interest earned, may be released to the Company to cover a portion of the Company’s operating expenses and expenses incurred in connection with the Company’s dissolution and liquidation, if a Business Combination is not consummated.  Through December 31, 2008, $610,000 has been withdrawn from the trust account for payment of income taxes.

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

The Company’s amended and restated certificate of incorporation filed with the State of Delaware includes a requirement that the initial Business Combination be presented to Public Stockholders for approval; a prohibition against completing a Business Combination if 30% or more of the Company’s Public Stockholders exercise their redemption rights in lieu of approving a Business Combination; a provision giving Public Stockholders who vote against a Business Combination the right to redeem their shares for a pro rata portion of the trust account in lieu of participating in a proposed Business Combination; and a requirement that if the Company does not consummate a Business Combination within 24 months from the date of the prospectus for the Offering, the Company will dissolve and liquidate, including liquidation of the trust account for the benefit of the Public Stockholders.  Consequently, the amended and restated certificate of incorporation includes a limitation on the Company’s corporate existence of November 29, 2009, if the Company does not consummate a Business Combination.  This factor raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that may result from the outcome of this uncertainity.

The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, less any income taxes payable on interest income, plus any remaining net assets if the Company does not affect a Business Combination within 24 months after consummation of the Offering.

In the event of dissolution, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the units sold in the Offering discussed in Note 3).

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

Note 2 – Summary of Significant Accounting Policies

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

Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share reflects the additional dilution for all potentially dilutive securities such as outstanding warrants and the underwriter’s option described in Note 3. The effect of the warrants outstanding as of December 31, 2008 for the purchase of 6,626,000 shares issued in connection with the Offering and for the purchase of 2,800,000 shares issued in a private placement have not been considered in the computation of diluted net income per common share since the ability of the holders to exercise the warrants is contingent upon the consummation of a Business Combination. The effect of the 625,000 units included in the underwriters’ option (See Note 3) has not been considered in the calculation of diluted earnings per common share since the average market price of a unit through December 31, 2008 was less than the exercise price per unit.

Earnings per share for the period April 10, 2007 (inception) through December 31, 2007 has been restated to include the shares issued to initial stockholders on April 10, 2007.

	As Filed	Restated	Difference

Basic Net Income Per Share	$0.07	$0.02	$(0.05)
Diluted Net Income Per Share	$0.06	$0.02	$(0.04)

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will apply to us with respect to any acquisitions that we complete on or after January 1, 2009.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 will apply to us with respect to any acquisitions, that we complete on or after January 1, 2009, which will result in a noncontrolling interest.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

No other recently issued accounting pronouncements that became effective during the year ended December 31, 2008 or that will become effective in a subsequent period has had or is expected to have a material impact on our financial statements.

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

The Company allocated a percentage of the part-time accounting staff’s salaries from Camden Partners Holdings.  The allocation percentage is based upon the amount of the staff’s time spent on the Company.

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

Note 5 – Restricted Funds Held in Trust:

		April 10, 2007	April 10, 2007
	For the year	(inception) through	(inception) through
	December 31, 2008	December 31, 2007	December 31, 2008

Investments held in trust – beginning of period	$52,543,772	$-	$-

Contribution to trust (which includes the deferred underwriting discount and commission of $1,590,312 )	-	52,389,984	52,389,984

Interest income received	1,100,550	153,788	1,254,338

Withdrawals to pay taxes	(610,000)	-	(610,000)

Total investments held in trust	$53,034,322	$52,543,772	$53,034,322

At December 31, 2008, $600,000 remains available for working capital purposes from the restricted funds held in the Trust Account.

Note 6 – Common Stock Subject to Possible Redemption

The Company will not proceed with a Business Combination if Public Stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights.  Accordingly, the Company may effect a Business Combination only if stockholders owning one share less than 30% of the shares sold in this Offering exercise their redemption rights.  If this occurred, the Company would be required to redeem for cash up to one share less than 30% of the 6,626,300 shares of common stock sold in the Offering, or 1,987,889 shares of common stock, at a per-share redemption price of $7.92 (plus their pro-rata portion of the interest earned on the trust account, net of (i) taxes payable on interest earned and (ii) up to $600,000 of interest income released to the Company to fund its working capital), which includes $0.24 per share of deferred underwriting discount and commissions which the underwriters have agreed to forfeit to pay redeeming stockholders. Through December 31, 2008, total interest earned of $1.25 million less taxes of $464,105 and working capital of $600,000 is approximately $190,233. The dissenting stockholder’s pro-rata share of this amount is reflected on the balance sheet as deferred interest.

Note 7 – Commitments

The Company entered into an engagement agreement with a consultant on June 23, 2008.  The consultant will provide financial advisory services to the Company in connection with a potential Business Combination with certain predetermined entities.  The Company is obligated to pay the consultant 1.5% of the Transaction Value (as defined in the engagement agreement), provided, however, the aggregate Transaction Fee shall not be less than $1,000,000 in the event a Business Combination is completed with any of the predetermined entities.  The Company also agreed to reimburse the consultant for its reasonable business expenses in connection with services rendered.  The agreement is on a month-to-month basis.  Upon termination, no party shall have any liability to the other except that the consultant shall be entitled to its transaction fee if, within twelve (12) months from the date of termination of the agreement, the Company consummates a Business Combination with one of the predetermined entities.

Note 8 – Common Stock

The Company has 10,676,300 shares reserved for issuance for the exercise of the underwriter’s purchase option units and the private placement warrants, as well as the warrants sold in the initial public offering.

Note 9 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 10 – Income Taxes

The Company’s 2008 and 2007 provisions for income taxes consist of:

		Period from
		April 1, 2007
	Year ended	(inception) to
	December 31, 2008	December 31, 2007
Current:
Federal	$341,603	$37,859
State	65,989	9,150
Deferred	(203,469)	(19,141)
	$204,123	$27,868

Significant components of the Company’s deferred tax asset are as follows:

	December 31, 2008	December 31, 2007

Expenses deferred for income tax purposes	$227,832	$19,141
Income deferred for book purposes	22,033	-
Less: Valuation Allowance	(27,255)	-
Total	$222,610	$19,141

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate to pretax income from operations is summarized below:

		Period from
		April 1, 2007
	Year Ended	(inception) to
	December 31, 2008	December 31, 2007
Computed statutory federal tax rate	34%	34%
Effect of reduced tax brackets on current tax	0%	(14)%
Permanent differences	0%	8%
Change in valuation allowance	6%	0%
State income tax net of federal benefit	3%	5%
Other	(1)%	5%
Effective tax rate	42%	39%

The Company is considered to be in the development stage for income tax reporting purposes.  Federal income tax regulations require that the Company defer substantially all of its operating expenses for tax purposes until the Company begins business operations.    The Company has  recorded a valuation allowance  against a portion of its state and local deferred tax asset because it believes that based on current operations at December 31, 2008, it will not be able to fully utilize this asset.

There have been no audits of the Company's tax returns since inception and 2007 and 2008 remain open to examination.

Note 11- Fair Value of Financial Instruments

Effective January 1, 2008 the Company adopted Statement No. 157, Fair Value Measurements.  Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to Statement No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Funds Held in Trust	$53,034,322	$53,034,322	$—	$—

Total assets	$53,034,322	$53,034,322	$—	$—

The Company’s restricted funds held in trust include are invested in an institutional liquidity fund invested in U.S. treasuries and repurchase agreements collateralized by U.S. treasuries that are considered to be highly liquid and easily tradable.

Exhibits.

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

Exhibit No.	Description

1.1	Underwriting Agreement. (1)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	By-laws.
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Common Stock Certificate.(3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement between Continental Stock Transfer and Trust Company and the Registrant.(2)
4.5	Form of Unit Option Purchase Agreement between the Registrant and Morgan Joseph & Co. Inc. (2)
10.1.1	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Camden Learning, LLC. (2)
10.1.2	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Jack L. Brozman. (3)
10.1.3	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Therese Kreig Crane, Ed.D. (3)
10.1.4	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Ronald Tomalis. (3)
10.1.6	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and William Jews.(3)
10.2	Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and the Registrant. (2)
10.3	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (2)
10.4	Registration Rights Agreement among the Registrant and the Initial Stockholders. (2)
10.5	Lease/Office Services Agreement dated November 20, 2007 by and among the Registrant and Camden Partners Holdings, LLC. (2)
10.6	Amended and Restated Subscription Agreement between the Registrant and certain officers and directors of the Registrant.(4)
10.7	Promissory Note in the amount of $200,000 dated April 26, 2007 issued in favor of Camden Learning, LLC.(4)
10.8	Right of First Refusal Agreement by and among Camden Learning LLC, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. (4)
31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
99.1	Code of Ethics.
(1)	Previously filed with the SEC on Form 8-K on December 5, 2007.
(2)	Previously filed with the SEC on Form S-1/A on November 27, 2007.
(3)	Previously filed with the SEC on Form S-1/A on August 17, 2007.
(4)	Previously filed with the SEC on Form S-1/A on July 27, 2007.
(5)	Previously filed with the SEC on Form 8-K on December 5, 2007.

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

Signature	Title	Date
President, Chief Executive Officer
/s/ David L. Warnock	and Chairman	March 24, 2009
David L. Warnock	(principal executive officer)

Chief Financial Officer and
/s/ Donald W. Hughes	Secretary	March 24, 2009
Donald W. Hughes	(principal financial and accounting
officer)

/s/ Therese Crane	Director	March 24, 2009
Therese Kreig Crane

/s/ Ronald Tomalis	Director	March 24, 2009
Ronald Tomalis

/s/ William Jews	Director	March 24, 2009
William Jews