Form 10-Q
period 2009-03-31
Camden Learning CORP
filed 2009-05-11
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

As of May 8, 2009 there were 8,188,800 shares of the Company’s common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	F-1
	Condensed Statements of Operations for the three months ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited) and for the period from April 10, 2007 (inception) to March 31, 2009 (unaudited)	F-2
	Condensed Statements of Stockholder’s Equity (unaudited) for the period from April 10, 2007 (inception) to March 31, 2009	F-3
	Condensed Statements of Cash Flows for the three months ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited) and for the period from April 10, 2007 (inception) to March 31, 2009 (unaudited)	F-4
	Notes to Condensed Financial Statements (unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

SIGNATURES		9

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes thereto which are included in this quarterly report on Form 10-Q and the Company’s audited financial statements and notes thereto included in our Form 10-K for our fiscal year ended December 31, 2008.

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

	For the three	For the three	April 10, 2007
	months ended	months ended	(inception) through
	March 31, 2009	March 31, 2008	March 31, 2009

Investments held in trust – beginning of period	$53,034,322	$52,543,772	$-

Contribution to trust (which includes the deferred underwriting discount and commission of $1,590,312 )	-	-	52,389,984

Interest income received	21,284	470,321	1,275,622

Withdrawals to pay taxes	-	-	(610,000)

Total investments held in trust	$53,055,606	$53,014,093	$53,055,606

At March 31, 2009, $600,000 remains available for working capital purposes from the restricted funds held in the Trust Account.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2009, we had a net loss of $112,132 consisting of interest income of $17,611 less costs attributable to general and administrative expenses of $187,060 and net of a benefit for income taxes of $57,317.  For the three months ended March 31, 2008, we had net income of $195,711, consisting of interest income of $473,499 less costs attributable to organization, formation and general and administrative expenses of $152,833 and net of a provision for income taxes of $124,955.  The decrease in interest income for the period was a result of a significant decrease in the interest rate caused by an increase in demand for government securities and treasury bills. For the period from April 10, 2007 (inception) through March 31, 2009, we had net income of $211,200, consisting of interest income of $1,197,587 less costs attributable to organization, formation and general and administrative expenses of $811,713 and net of a provision for income taxes of $174,674.

Through March 31, 2009, our efforts have been primarily activities relating to our search for a target company with which to do a business combination. We have neither engaged in any operations nor generated any revenues to date. We currently have no operating business and have not entered into a definitive agreement with any potential target businesses. Beginning December 5, 2007 (the date of the consummation of our initial public offering) until our consummation of a business combination, we expect interest earned on the offering proceeds held in our trust account to be our primary source of income.

We received net proceeds from the offering of $47,492,852, before deducting deferred underwriting compensation of $1,500,000.  On December 19, 2007, the underwriters for the offering exercised a portion of their over-allotment option, generating additional proceeds of $2,889,984, before deducting deferred underwriting compensation of $90,312.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable for Smaller Reporting Companies.

Item 4(T).  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Securities Act of 1933, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, are effective and adequate.

Internal Control over Financial Reporting

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against the Company or its property.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of  May 2009.

CAMDEN LEARNING CORPORATION.

By:	/s/ David L. Warnock
Name: David L. Warnock Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Donald W. Hughes
Name: Donald W. Hughes Title: Chief Financial Officer (Principal Financial Officer)

Camden Learning Corporation
(a corporation in the development stage)

Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash	$67,382	$190,665
Prepaid expenses	24,278	60,695
Refundable income tax	150,513	155,399
Total current assets	242,173	406,759

Restricted funds held in trust	53,055,606	53,034,322
Deferred tax asset	284,813	222,610
Total assets	$53,582,592	$53,663,691
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$86,302	$59,290
Deferred interest	61,072	57,051
Total current liabilities	147,374	116,341

Deferred underwriting compensation	1,590,312	1,590,312

Total liabilities	1,737,686	1,706,653

Commitments

Common stock, subject to possible redemption 1,987,889 shares	15,744,081	15,744,081

Stockholders’ equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 20,000,000 shares authorized; 8,188,800 shares issued and outstanding (less 1,987,889 shares subject to possible redemption)	620	620
Additional paid-in capital	35,889,005	35,889,005
Retained earnings accumulated during the development stage	211,200	323,332
Total stockholders’ equity	36,100,825	36,212,957
Total liabilities and stockholders’ equity	$53,582,592	$53,663,691

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Unaudited Condensed Statements of Operations
 For the three months ended March 31, 2009 and March 31, 2008 and for the period from
April 10, 2007 (inception) through March 31, 2009

	For the three months ended March 31, 2009		For the three months ended March 31, 2008	April 10, 2007 (inception) through March 31, 2009

Operating expenses:
Operating and formation expenses		$187,060	$152,833	$811,713

Loss from operations		(187,060)	(152,833)	(811,713)

Other income/(expense):
Interest income/(expense), net		17,611	473,499	1,197,587

Income/(loss) before provision for taxes		(169,449)	320,666	385,874

Benefit/(Provision) for income taxes		57,317	(124,955)	(174,674)

Net income/(loss)	$	(112,132)	$195,711	$211,200

Net income /(loss) per share
Basic and Diluted		$(0.01)	$0.02

Weighted average shares outstanding
Basic and Diluted		8,188,800	8,188,800

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Condensed Statements of Stockholders’ Equity
For the cumulative period from April 10, 2007 (inception) to March 31, 2009

	Common Stock		Additional Paid-In	Retained Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on April 10, 2007 at approximately $.02 per share	1,562,500	$156	$24,844	$—	$25,000

Sale of 2,800,000 private placement warrants on November 29, 2007 at $1.00 per warrant	—	—	2,800,000	—	2,800,000

Sale of 6,626,300 units, net of underwriters’ discount and offering expenses of $507,248 (including 1,987,889 shares subject to possible redemption) and sale of underwriter’s over-allotment option	6,626,300	663	48,791,861	—	48,792,524

Net proceeds subject to possible redemption of 1,987,889 shares		(199)	(15,743,882)		(15,744,081)

Discount on note payable to affiliate	—	—	17,569	—	17,569

Net income	—	—	—	44,190	44,190

Balance at December 31, 2007	8,188,800	$620	$35,890,392	$44,190	$35,935,202

Offering expenses			(1,387)		(1,387)

Net income	—	—	—	279,142	279,142

Balance at December 31, 2008	8,188,800	$620	$35,889,005	$323,332	$36,212,957
Unaudited:

Net loss	—	—	—	(112,132)	(112,132)

Balance at March 31, 2009	8,188,800	$620	$35,889,005	$211,200	$36,100,825

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows
For the three months ended March 31, 2009 and March 31, 2008, and for the period from
April 10, 2007 (inception) through March 31, 2009

	Three months ended March 31, 2009	Three Months ended March 31, 2008	April 10, 2007 (inception) through March 31, 2009

Cash flows from operating activities:
Net income (loss)	$(112,132)	$195,711	$211,200
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities Accretion of interest on note payable	—	—	17,569
Deferred income taxes	(62,203)	(60,772)	(284,813)
Changes in assets and liabilities
(Increase)/decrease in prepaid expenses	36,417	(177,446)	(24,278)
(Increase)/decrease in refundable income tax	4,886	—	(150,513)
Increase in accounts payable and accrued expenses	27,012	8,551	86,302
Increase in deferred interest	4,021	—	61,072
Increase in income tax payable	—	135,727	—
Net cash (used in)/provided by operating activities	(101,999)	101,771	(83,461)

Cash flows from investing activities:
Proceeds from sale of units placed in trust	—	—	(49,589,984)
Proceeds from sale of warrants placed in trust	—	—	(2,800,000)
Interest income earned on funds held in trust	(21,284)	(470,321)	(1,275,622)
Withdrawals for payments of income tax expense	—	—	610,000
Net cash used in investing activities	(21,284)	(470,321)	(53,055,606)

Cash flows from financing activities:
Proceeds from sale of stock to initial stockholders	—	—	25,000
Proceeds from note payable to affiliate	—	—	200,000
Advance from affiliates	—	—	37,500
Repayment to affiliates	—	—	(37,500)
Gross proceeds from initial public offering	—	—	53,010,500
Proceeds from issuance of warrants	—	—	2,800,000
Payment of offering costs	—	(57,565)	(2,629,051)
Repayment of note payable to affiliate	—	—	(200,000)
Net cash (used in)/provided by financing activities	—	(57,565)	53,206,449

Net increase/(decrease) in cash	(123,283)	(426,115)	67,382

Cash at beginning of period	190,665	858,347	—
Cash at end of period	$67,382	$432,232	$67,382

Supplemental Disclosures:

Non-cash financing activities:
Deferred underwriting compensation	$—	$—	$1,590,312

Cash flow information:
Cash paid during the period for income taxes	$—	$50,000	$610,000
Cash paid for interest	$—	$—	$5,987

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

At March 31, 2009, the Company had not commenced any operations.  All activity through March 31, 2009 relates to the Company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 4.  The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Offering, the Over-Allotment Option Exercise by the underwriters and the private placement of warrants (see Note 4), $52,389,984 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the dissolution of the Company.  The proceeds in the trust account include the deferred underwriting discount of $1,590,312 that will be released to the underwriters if the initial Business Combination is completed (subject to a $0.24 per share reduction for public stockholders who exercise their redemption rights).  Interest (after taxes) earned on assets held in the trust account will remain in the trust.  However, up to $600,000 of the interest earned on the trust account, and amounts required for payment of taxes on interest earned, may be released to the Company to cover a portion of the Company’s operating expenses and expenses incurred in connection with the Company’s dissolution and liquidation, if a Business Combination is not consummated.  Through March 31, 2009, $610,000 has been withdrawn from the trust account for payment of income taxes.

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

The Company’s amended and restated certificate of incorporation filed with the State of Delaware includes a requirement that the initial Business Combination be presented to Public Stockholders for approval; a prohibition against completing a Business Combination if 30% or more of the Company’s Public Stockholders exercise their redemption rights in lieu of approving a Business Combination; a provision giving Public Stockholders who vote against a Business Combination the right to redeem their shares for a pro rata portion of the trust account in lieu of participating in a proposed Business Combination; and a requirement that if the Company does not consummate a Business Combination within 24 months from the date of the prospectus for the Offering, the Company will dissolve and liquidate, including liquidation of the trust account for the benefit of the Public Stockholders.  The amended and restated certificate of incorporation includes a limitation on the Company’s corporate existence of November 29, 2009, if the Company does not consummate a Business Combination.  This factor raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that may result from the outcome of this uncertainty.

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

Note 2 – Interim Financial Information

The Company’s unaudited condensed interim financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, and for the period from April 10, 2007 (date of inception) through March 31, 2009, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2009. The December 31, 2008 balance sheet and the changes in stockholders’ equity for the periods ended December 31, 2007 and 2008 have been derived from those audited financial statements.  The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2008 audited financial statements.

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

Recent accounting pronouncements

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on the condensed financial statements.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this statement did not have a material impact on the condensed financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The adoption of EITF 07-5 did not have a significant impact on the Company’s financial statements.

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

Note 5 – Related Party Transactions

The Company has agreed to pay up to $7,500 a month in total for certain general and administrative services, including but not limited to receptionist, secretarial and general office services to Camden Partners Holdings, LLC.  Services commenced on November 29, 2007 and will terminate upon the earlier of (i) the completion of the Company’s Business Combination or (ii) the Company’s dissolution.

The Company has allocated a percentage of the part-time accounting staff’s salaries from Camden Partners Holdings, LLC. The allocation percentage is based upon the amount of the staff’s time spent on the Company.

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

Note 6 – Restricted Funds Held in Trust:

	For the three	For the three	April 10, 2007
	months ended	months ended	(inception) through
	March 31, 2009	March 31, 2008	March 31, 2009

Investments held in trust – beginning of period	$53,034,322	$52,543,772	$-

Contribution to trust (which includes the deferred
underwriting discount and commission of $1,590,312 )	-	-	52,389,984

Interest income received	21,284	470,321	1,275,622

Withdrawals to pay taxes	-	-	(610,000)

Total investments held in trust	$53,055,606	$53,014,093	$53,055,606

Note 7 – Common Stock Subject to Possible Redemption

The Company will not proceed with a Business Combination if Public Stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights.  Accordingly, the Company may affect a Business Combination only if stockholders owning one share less than 30% of the shares sold in this Offering exercise their redemption rights.  If this occurred, the Company would be required to redeem for cash up to one share less than 30% of the 6,626,300 shares of common stock sold in the Offering, or 1,987,889 shares of common stock, at a per-share redemption price of $7.92 (plus their pro-rata portion of the interest earned on the trust account, net of (i) taxes payable on interest earned and (ii) up to $600,000 of interest income released to the Company to fund its working capital), which includes $0.24 per share of deferred underwriting discount and commissions which the underwriters have agreed to forfeit to pay redeeming stockholders. Total interest earned through March 31, 2009, net of taxes of $471,980 and working capital of $600,000, totaled $203,642. The dissenting stockholder’s pro-rata share of this amount is reflected on the balance sheet as deferred interest.

Note 8 – Commitments

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

Note 9 – Common Stock

The Company has 10,676,300 shares reserved for issuance for the exercise of the underwriter’s purchase option units and the private placement warrants, as well as the warrants sold in the initial public offering.

Note 10 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 11 – Fair Value of Financial Instruments

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	March 31, 2008
	Total	Level 1	Level 2	Level 3

Funds Held in Trust	$53,055,606	$53,055,606	$—	$—

Total assets	$53,055,606	$53,055,606	$—	$—

The Company’s restricted funds held in trust are invested in an institutional liquidity fund invested in U.S. treasuries and repurchase agreements collateralized by U.S. treasuries that are considered to be highly liquid and easily tradable.  These securities are valued using inputs observable in active markets for identical securities and therefore are classified as Level 1 within the fair value hierarchy.