Form 10-K
period 2009-05-31
Camden Learning CORP
filed 2009-08-20
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period January 1, 2009 to May 31, 2009
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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on November 28, 2008, as reported on the OTC Bulletin Board, was approximately $60,591,200. As of August 17, 2009, there were 8,188,800 shares of common stock, par value $.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	being a development stage company with no operating history;

•	dependence on key personnel, some of whom may join us following an initial transaction;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	potentially being unable to obtain additional financing to complete an initial transaction;

•	limited pool of prospective target businesses;

•	securities’ ownership being concentrated;

•	potential change in control if we acquire one or more target businesses for stock;

•	risk associated with operating in the media, entertainment or telecommunications industries;

•	delisting of our securities from the OTC Bulletin Board or our inability to have our securities listed on the OTC Bulletin Board following a business combination;

•	financial performance following an initial transaction; or

•	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission (“Commission”).

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Transition Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Transition Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Commission. The forward-looking events we discuss in this Transition Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Transition Report on Form 10-K, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Camden Learning Corporation.

PART I

Item 1.    Business

Introduction

Camden Learning Corporation (the “Company”, “Camden”, “we”, or “us”) is a blank check company organized under the laws of the State of Delaware on April 10, 2007. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international assets or an operating business in the education industry. Pursuant to our amended and restated certificate of incorporation, we have until November 29, 2009 to complete a business combination or our corporate existence will terminate and we will liquidate.  Prior to August 7, 2009, our efforts have been limited to organizational activities, our initial public offering and the search for a suitable business combination.  On August 7, 2009, Camden, Dlorah, Inc. a privately owned South Dakota corporation (“Dlorah”) and Dlorah Subsidiary, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Camden (“Merger Sub”) entered into an Agreement and Plan of Reorganization, which agreement was amended and restated in its entirety on August 11, 2009 (as amended, the “Merger Agreement”).  For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, see the section below entitled “The Proposed Transaction—Liquidation if no Business Combination.”

Our executive offices are located at 500 East Pratt Street, Suite 1200, Baltimore, MD 21202 and our telephone number at that location is (410) 878-6800.

Significant Activities Since Inception

A registration statement for our initial public offering was declared effective on November 29, 2007.  On December 5, 2007, the Company sold 6,250,000 units (“Units”) in our initial public offering at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value per share (“Common Stock”) and one common stock purchase warrant (“Warrants”).  On December 19, 2007, the Company sold an additional 376,300 Units subject to the underwriters’ over allotment option.  Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.50 commencing on the later of the completion of a business combination or November 29, 2008 (one year from the effective date of the offering), and expiring November 29, 2011 (four years from the effective date of the offering). The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the Common Stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  We received gross proceeds of approximately $53,010,400 (which excludes the proceeds of a private placement of 2,800,000 Warrants for $2,800,000 to the Company’s sponsor, Camden Learning, LLC) from our initial public offering, of which $52,389,984 was placed in trust.

On November 29, 2007, our Units commenced trading on the OTC Bulletin Board under the symbol “CAELU”.  Holders of our Units were able to separately trade the Common Stock and Warrants included in such Units commencing on December 21, 2007 and the trading in the Units has continued under the symbol CAELU. The Common Stock and Warrants are quoted on the OTC Bulletin Board under the symbols CAEL and CAELW, respectively.

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

Sources of target businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including education industry executives, investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who present solicited or unsolicited proposals. Our officers and directors as well as their affiliates have also brought to our attention target business candidates.  Each member of our management team has been involved in the education industry, investment banking or private equity investments for a majority of, if not their entire, professional careers. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation prior to or in connection with the consummation of a business combination.

Limited ability to evaluate the management of the target business

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you new members that join our management following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While certain of our current officers and directors may remain associated in senior management or advisory positions with us following a business combination, they may not devote their full time and efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination, which would be negotiated at the same time as the business combination negotiations are being conducted and which may be a term of the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

The Proposed Transaction

On August 7, 2009, the Company, Dlorah and Dlorah Subsidiary, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Camden (“Merger Sub”), entered into an Agreement and Plan of Reorganization, which agreement was amended and restated in its entirety on August 11, 2009.  Pursuant to the terms of the Merger Agreement, Dlorah stockholders have agreed to contribute all of the outstanding capital stock of Dlorah to Camden in exchange for shares of a newly created class of common stock, warrants and restricted shares of currently authorized Common Stock, as further described below under the heading “Consideration.”  At the closing (the “Closing”), Merger Sub will merge with and into Dlorah with Dlorah surviving as a wholly-owned subsidiary of Camden (the “Transaction”).  In connection with the Transaction, Camden intends to apply to have its Common Stock and Warrants listed on either the Nasdaq Capital Market or the Nasdaq Global Market, as the parties may mutually determine.

Camden’s board of directors has unanimously approved the Merger Agreement and recommends its stockholders vote to approve the Merger Agreement, and each other proposal to be set forth in the definitive proxy statement, at the special meeting of Camden’s stockholders to be held pursuant to the terms of Camden’s certificate of incorporation.

Dlorah, Inc., through its education divisions known as National American University (“NAU”), operates a private, for-profit university with 16 campuses in seven states, as well as extensive online course offerings.  NAU offers undergraduate and graduate career-oriented technical and professional degree programs for traditional, working adult and international learners at physical campuses and online.  NAU offers core academic programs in accounting, applied management, business administration, health care and information technology.  NAU also offers graduate degree programs that include a Master of Business Administration and a Master of Management degree.  Dlorah, through its real estate division, develops, leases and sells luxury condominiums, apartments and townhouses in Rapid City, South Dakota.

If approved, the Transaction is expected to be consummated promptly following the receipt of approval from Camden stockholders and the satisfaction or waiver of the other conditions described herein and in the Merger Agreement.

The Merger Agreement is described in greater detail below. This description of the Merger Agreement is qualified in its entirety by reference to the full text of such agreement which was filed as an exhibit to the Company’s Form 8-K as filed with the Commission on August 11, 2009.  You are urged to read the entire Merger Agreement.

Consideration

Camden will acquire all of the outstanding shares of Dlorah through a structured transaction valued at approximately $152,000,000 in connection with which the Dlorah stockholders will receive (1) 100,000 shares of a class of stock to be created immediately prior to the Closing, such series to be known as Class A Stock (the “Class A Stock” or the “Stock Consideration”), which shares shall be convertible into 15,730,000 shares of Common Stock, as such conversion number may be adjusted as described herein and in the Merger Agreement, (2) 2,800,000 newly issued Common Stock purchase warrants (the “Warrant Consideration”) to purchase up to 2,800,000 shares of Common Stock at an exercise price of $5.50 per share, and (3) 575,000 shares of restricted Common Stock (the “Restricted Stock Consideration”), which such shares shall not be freely tradable until such time as the Common Stock trades at or above $8.00 per share for any sixty (60) consecutive trading day period; provided, that such shares of restricted Common Stock shall be forfeited on the fifth (5th) anniversary of the date of issuance if such restriction has not been satisfied (the Stock Consideration, the Warrant Consideration and the Restricted Stock Consideration are referred to collectively herein as the “Merger Consideration”).  The Class A Stock shall be entitled to an annual accruing dividend equal to $0.44 per share for the first two years following issuance and shall automatically convert into Common Stock at the end of such two year period.  When and if a dividend is paid on the Class A Stock, the holders of Common Stock will receive a dividend equal to one-fourth of the total of the dividend paid on the Class A Stock.

If, as of the date of closing of the Transaction (the “Closing Date”), the Merger Consideration represents less than an aggregate of seventy percent (70%) of the issued and outstanding capital stock of Camden, on an as-converted and fully diluted basis, then the Merger Consideration shall be increased such that the Merger Consideration equals seventy percent (70%) of the issued and outstanding capital stock of Camden, on an as-converted and fully diluted basis as of the Closing Date.

The Merger Consideration will also be adjusted if the average of the closing sales price of the Common Stock on the applicable trading market during the 10 trading day period ending immediately preceding the Closing Date is less than $7.00 per share.  In that event, the number of shares of Common Stock into which the Class A Stock is convertible shall be increased such that the aggregate value of the Stock Consideration and Warrant Consideration would have the same aggregate value as if the average of the closing sales price of the Common Stock were $7.00 per share.

The net aggregate amount of proceeds held in Camden’s trust account will be available for use as working capital of Dlorah following consummation of the Transaction.  Pursuant to the Merger Agreement, such amount shall be no less than $22,166,290.00 after payment in full of any taxes then due and owing, the deferred underwriting fee owed to the underwriter’s of Camden’s initial public offering, any fees and expenses payable to Camden’s investment bankers, attorneys, accountants and other advisors, any amounts paid to Camden stockholders, warrantholders or unit holders for conversion of their Common Stock or units or repurchase of their Common Stock, units or warrants, and any other of Camden’s or Merger Sub’s unpaid costs, fees and expenses associated with the Merger Agreement, the proxy statement to be filed in connection therewith and the transactions contemplated thereby.

Lock-ups

Each of the Dlorah stockholders has agreed, for a period of 180 days from the Closing Date, whether on his, her or its own behalf or on behalf of entities, family members or trusts affiliated with or controlled by him, her or it, not to offer, issue, grant any option on, sell or otherwise dispose of any portion of the Merger Consideration received.

Founders’ Warrants

In connection with the Transaction, the 2,800,000 Warrants owned by Camden Learning, LLC, Camden’s sponsor, shall have been exchanged for 250,000 shares of restricted Common Stock, which shares shall not be freely tradable until such time as the Common Stock trades at or above $8.00 per share for any sixty (60) consecutive trading day period; provided, that such shares of restricted Common Stock shall be forfeited on the fifth (5th) anniversary of the date of issuance if such restriction has not been satisfied.

Camden Warrants

Camden will call a special meeting of its warrantholders to seek approval of an amendment to the warrant agreement to allow Camden to redeem all outstanding warrants for $0.50 per warrant upon consummation of the Transaction.

Conditions to Closing the Transaction

The obligations of the parties to consummate the Transaction are subject to various closing conditions, including, among others: (i) that the Camden stockholders shall have approved the Merger Agreement and the transactions contemplated thereby and the holders of not more than 30% less one share of the Common Stock issued in Camden’s initial public offering and outstanding immediately before the date of the special meeting of Camden stockholders shall have exercised their rights to convert their shares into a pro rata share of the trust account established at the closing of Camden’s initial public offering rather than approve the Transaction; (ii) that the applicable waiting period under any antitrust laws shall have expired or been terminated; (iii) that all authorizations, approvals and permits required to be obtained from any governmental authority and all consents required from third parties shall have been obtained; (iv) that no governmental entity shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, executive order, decree, injunction or other order which has the effect of making the Transaction illegal or otherwise preventing or prohibiting consummation of the Transaction; (v)  that Camden and its stockholders shall have authorized the creation and issuance, and authorized the distribution to the Dlorah stockholders, of the Class A Stock; (vi) that final versions of the parties’ disclosure schedules shall have been delivered to the other parties to the Merger Agreement and such schedules shall have been certified as the final, true, correct and complete schedules of such party; (vii) none of the regulatory approvals or consents received shall have required Camden, Dlorah or NAU to take any action or commit to take any action, or consent or agree to any condition, restriction or undertaking, if, in such parties’ good faith determination, such action, condition, restriction or undertaking, individually or in the aggregate, with all other such actions, conditions, restrictions or undertakings, would materially adversely affect the benefits, taken as a whole, the parties to the Merger Agreement reasonably expect to derive therefrom; (viii) that there shall be no pending action against any party or any affiliate, or any of their respective properties or assets, or any officer, director, partner, member or manager, in his or her capacity as such, of any party or any of their affiliates, with respect to the consummation of the Transaction or the transactions contemplated thereby which could reasonably be expected to have a material adverse effect; (ix) that the Board of Directors and the officers of Camden and Dlorah following the Transaction shall be constituted as set forth in the Merger Agreement; (x) that the Common Stock and warrants shall be listed on either the Nasdaq Capital Market or the Nasdaq Global Market; (xi) that Camden shall have established an incentive option plan, and reserved for issuance to its management, a number of shares of Common Stock equal to an aggregate of 1.5% of the Common Stock issued and outstanding as of the Closing Date, (xii) the receipt of executed employment agreement from Dr. Shape, and amended employment agreements from each of  Mr. Buckingham and Dr. Gallentine on terms reasonably satisfactory to Camden and Dlorah; (xiii) that no material adverse effect shall have occurred and (xiv) that Camden shall have changed its fiscal year end to May 31.

The obligations of Camden and Merger Sub to consummate the Transaction are subject to various additional closing conditions, including, among others: (i) the truth and correctness of Dlorah’s representations and warranties, (ii) Dlorah’s material compliance with its agreements and covenants, (iii) the receipt of executed lock-up agreements from the Dlorah stockholders, (iv) receipt by Camden of a fairness opinion from an independent investment bank stating the Merger Consideration is fair to Camden and Merger Sub from a financial point of view, (v) receipt of audited financial statements of Dlorah for Dlorah’s last two fiscal years, together with such other statements that would be in compliance with Regulation S-X and the General Rules and Regulations of the Securities Act, and such unaudited financial statements as otherwise required for the quarterly periods (ending August 31, 2008, November 30, 2008 and February 28, 2009) since the last audit; (vi) termination of certain payments and transactions by Dlorah and (vii) certain individual partners of the Fairway Hills III Partnership, of which Dlorah is a partner, shall have brought their book-basis capital in the partnership to $0.

The obligation of Dlorah to consummate the Transaction is subject to various additional closing conditions, including, among others: (i) the truth and correctness of Camden’s representations and warranties, (ii) Camden’s material compliance with its agreements and covenants, (iii) the closing date shall be not later than November 29, 2009; provided, however, such date shall be extended through January 31, 2010 in the event Camden is able to obtain stockholder approval to extend its corporate existence, (iv) the cash amount available from Camden’s trust fund for working capital following the Transaction shall be not less than $22,166,290, after payment in full of the deferred underwriting fee owed to Morgan Joseph & Co., any fees and expenses payable to Camden’s investment bankers, attorneys, accountants and other advisors, any amounts paid to Camden stockholders, warrantholders or unit holders for repurchase, redemption or conversion of their Common Stock or units or repurchase of their warrants, and any other of Camden’s unpaid costs, fees and expenses associated with the Merger Agreement, the Proxy Statement and the transactions contemplated thereby, (v) the trading price of the Camden Common Stock shall be not less than $5.50 per share, (vi) Camden shall have executed a registration rights agreement granting demand and “piggy-back” registration rights to the Dlorah stockholders with respect to the Common Stock received by them, or receivable by them upon conversion or exercise of the Stock Consideration and the Warrant Consideration, in the Transaction, (vii) Camden Learning, LLC shall have purchased not less than $4,000,000 of Common Stock in the open market or in privately negotiated transactions and (viii) the 2,800,000 common stock purchase warrants owned by Camden Learning, LLC shall have been cancelled and exchanged for 250,000 shares of restricted Common Stock, which such shares shall not be freely tradable until such time as the Common Stock trades at or above $8.00 per share for any sixty (60) consecutive trading day period; provided, that such shares of restricted Common Stock shall be forfeited on the fifth (5th) anniversary of the date of issuance if such restriction has not been satisfied.

Termination

The Merger Agreement may be terminated at any time prior to the Closing Date, notwithstanding the approval of the Merger Agreement by the Camden stockholders, as follows:

•	by mutual written consent of Camden and Dlorah;

•
by either Camden or Dlorah if (i) the closing conditions in the Merger Agreement have not been satisfied by November 29, 2009; provided, however, such date shall be extended through January 31, 2010 in the event Camden is able to obtain stockholder approval to extend its corporate existence or (ii) any governmental authority shall have enacted, issued, promulgated, enforced or entered any order or law that has the effect of enjoining or otherwise preventing or prohibiting the Transaction;

•
by Camden if (i) prior to the closing there shall have been a material breach of any representation, warranty, covenant or agreement on the part of Dlorah or any material representation or warranty of Dlorah shall have become untrue or inaccurate and the breach or inaccuracy is incapable of being cured prior to the closing or is not cured within twenty (20) days of notice of such breach or inaccuracy or (ii) any of the conditions to closing are unfulfilled by Dlorah by November 29, 2009; provided, however, such date shall be extended through January 31, 2010 in the event Camden is able to obtain stockholder approval to extend its corporate existence; or

•
by Dlorah if (i) prior to the closing there shall have been a material breach of any representation, warranty, covenant or agreement on the part of Camden or Merger Sub or any representation or warranty of Camden or Merger Sub shall have become untrue or inaccurate and the breach or inaccuracy is incapable of being cured prior to the closing or is not cured within twenty (20) days of notice of such breach or inaccuracy or (ii) any of the conditions to closing are unfulfilled by Camden by November 29, 2009; provided, however, such date shall be extended through January 31, 2010 in the event Camden is able to obtain stockholder approval to extend its corporate existence

In the event of the termination of the Merger Agreement, unless a party commits fraud, there shall be no liability on the part of any party or any of their respective affiliates or the directors, officers, partners, members, managers, employees, agents or other representatives of any of them, and all rights and obligations of each party thereto shall cease.

Except in the case of fraud, the parties’ sole right with respect to any breach of any representation, warranty, covenant or other agreement contained in the Merger Agreement by another party or with respect to the transactions contemplated thereby shall be the right to terminate the Merger Agreement.

Liquidation If No Business Combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until November 29, 2009. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed the Transaction by such date, our corporate existence will cease, except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State).

If we are unable to consummate the Transaction by November 29, 2009, or extend our existence as required by our amended and restated certificate of incorporation, we will distribute to our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.

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

If we are unable to consummate the Transaction and expend all of the net proceeds of the offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price to the public stockholders would be equal to $7.92 per share. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could be prior to the claims of our public stockholders. Although we will use our reasonable best efforts to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. We may elect to forego obtaining waivers only if we receive the approval of our Chief Executive Officer and the approving vote or written consent of at least a majority of our board of directors. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In order to protect the amounts held in the trust account, our sponsor has agreed to indemnify us for claims of any vendors, service providers, prospective target businesses or creditors that have not executed a valid and binding waiver of any right or claim to the amounts in trust account. As further assurance our sponsor will have the necessary funds required to meet these indemnification obligations, (i) Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P., or collectively the Camden III Funds, have agreed, under our sponsor’s limited liability company agreement, to make capital contributions to our sponsor as and when required in order for the sponsor to fulfill its indemnification obligations and (ii) our sponsor has agreed to take all such action reasonably necessary to request its members make such capital contributions. Additionally, in the event either of the Camden III Funds undertakes a liquidating distribution while the indemnification obligations of the sponsor are outstanding, they have each agreed, in our sponsor’s limited liability company agreement, to use reasonable efforts to set aside from such distribution adequate reserves to cover the reasonably anticipated liabilities which may be incurred by our sponsor. We and the representative of the underwriters are named as express third party beneficiaries in and with respect to the provisions of our sponsor’s limited liability company agreement which require the Camden III Funds to make such capital contributions and establish such reserves. Although we have a fiduciary obligation to pursue the sponsor to enforce its indemnification obligations, and intend to pursue such actions as and when we deem appropriate, there can be no assurance it or the Camden III Funds will be able to satisfy those obligations, if required to do so.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after November 29, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders potentially could be liable for any claims to the extent of distributions received by them and liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims which could be made against us are significantly limited and the likelihood any claim that would result in any liability extending to the trust is minimal.

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

Our Management Team

Our management team has extensive experience in the education industry, in investment banking and private equity investments.  David L. Warnock, our President, Chairman and Chief Executive Officer, has over 24 years of investment experience in the education and business and financial services industries. Mr. Warnock serves on the boards of directors of American Public Education, Inc., New Horizons Worldwide, Inc., Nobel Learning Communities, Inc., Primo Water Corporation and Questar Assessment, Inc., formerly Touchstone Applied Science Associates. Donald W. Hughes, our Chief Financial Officer and Secretary, also serves on the boards of directors of New Horizons Worldwide, Inc. and Questar Assessment, Inc. Dr. Therese Crane, our director, was previously President of Jostens Learning Corporation and its successor, Compass Learning and previously was Vice President of Information and Education Products at America Online. Ronald Tomalis, our director, was previously counselor to the US Secretary of Education and Acting Assistant Secretary of Elementary and Secondary Education. William Jews is a former governor of the Federal Reserve Bank and was the President and Chief Executive Officer of CareFirst Inc./CareFirst Blue Cross Blue Shield from 1993 through 2006, an organization with more than $5 billion in annual revenues. Mr. Jews has previously been a director of MBNA, MuniMae Inc., Nations Bank, Ecolab, Inc. and Crown Central Petroleum, and currently serves on the boards of directors of The Ryland Group, a national home builder and mortgage provider, Choice Hotels International, a worldwide lodging franchisor and Fortress International Group, Inc., the parent company of Total Site Solutions, which supplies industry and government with secure data centers and other facilities designed to survive terrorist attacks, natural disasters and blackouts. In the course of their careers, management completed numerous strategic transactions and Transactions and developed extensive contacts and relationships in the education industry.

Employees

We have two executive officers, one of whom is also a member of our Board of Directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect such individuals to devote an average of approximately ten hours per week to our business. We have two part-time employees in the accounting department. We do not intend to have any full time employees prior to the consummation of the Transaction.

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

Item 1A. Risk Factors

The Company intends to file a Proxy Statement on Schedule 14A in connection with the Transaction which will contain Risk Factors specific to the Transaction and our business combination target company, and readers are directed to review the Proxy Statement for a complete description of applicable Risk Factors.

Risks Associated With Our Business

We are a newly formed development stage company with no operating history and no revenues and, accordingly, our investors will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Since we do not have any operations or an operating history, our investors will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the education industry.  We will not generate any revenues or income, other than interest on the trust account funds, until, at the earliest, after the consummation of the Transaction. We cannot assure you as to when or if the Transaction will occur.

If we are unable to complete the Transaction and are forced to liquidate, our public stockholders will receive less than $8.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete the Transaction, and are forced to liquidate our assets, the per share liquidation will be less than $8.00 because of the expenses of the offering, our general and administrative expenses and the costs of seeking, evaluating and efforts to effectuate the Transaction. The per share liquidation value will be $7.92 per share, plus interest earned thereon (net of amounts released to us and net of taxes payable thereon), which includes the net proceeds of the offering and the private placement of the insider warrants and $1,590,312 ($0.24 per share) of deferred underwriting discounts and commissions. While we will pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, and our sponsor has agreed to indemnify us under certain circumstances for such liabilities and obligations, we cannot assure you, where it is subsequently determined that the reserve for liabilities is insufficient, that stockholders will not be liable for such amounts to creditors. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination. For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, see the section above entitled “The Proposed Transaction— Liquidation if no Business Combination.”

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

Since we will proceed with the Transaction if public stockholders holding not more than 30% less one share of the common stock sold in the initial public offering exercise their redemption rights, rather than the 20% threshold of most other blank check companies, we may be unable to consummate the Transaction in the most efficient manner or to optimize our capital structure.

Unlike most other blank check offerings which have a 20% redemption threshold, we will proceed with the business combination if public stockholders holding less than 30% of the shares sold in the offering exercise their redemption rights. As a result of our higher redemption threshold, we may have less cash available to complete the Transaction. Because we will not know how many stockholders may exercise such redemption rights, we have structured the Transaction using the issuance of our stock as consideration, however, our Merger Agreement requires that we have certain cash reserves and we may need to arrange third party financing to help fund the Transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. Accordingly, this increase in redemption threshold to 30% may hinder our ability to consummate the Transaction in the most efficient manner or to optimize our capital structure.

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

In the event of dissolution, stockholders may be held liable under the Delaware General Corporation Law for claims by third parties against a corporation to the extent of distributions received by them in dissolution.  If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.  However, it is our intention to make liquidating distributions to our stockholders within 10 business days after the 24 month period and, therefore, we do not intend to comply with these procedures.  Because we will not be complying with Section 280, we will comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years.  However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.  As a result, the claims that could be made against us are significantly limited and the likelihood any claim would result in any liability extending to the trust is minimal.  However, because we will not be complying with Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution, and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

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

If the Transaction is approved by our stockholders, we will issue shares of our capital stock and debt securities to complete the Transaction, which would reduce the equity interest of our stockholders and cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of the date of this Transition Report, there are 1,134,900 authorized but unissued and unreserved shares of our common stock available for issuance, together with all of the 1,000,000 shares of preferred stock available for issuance. In order to approve the Transaction, we will ask our stockholders to increase the authorized capital of the Company to 51,100,000 shares consisting of 50,000,000 shares of Common Stock, 100,000 shares of class A Common Stock and 1,000,000 shares of Preferred Stock and if stockholders approve the Transaction, we will issue Merger Consideration to Dlorah stockholders as described above in the section entitled “The Proposed Transaction –Consideration”.  The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	will significantly reduce the equity interest of investors in the Company’s initial public offering;

•
will cause a change in control, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our common stock; and

•	will subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded to the common stock.

Additionally, the issuance of debt securities, if any, could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

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

Our ability to effect the Transaction and to execute any potential business plan afterwards will be dependent upon the efforts of our key personnel, some of whom may join us as a result of the Transaction and whom we would have only a limited ability to evaluate.

Our ability to effect the Transaction will be dependent upon the efforts of our key personnel. The future role of our key personnel following the Transaction, however, cannot presently be fully ascertained. Although we expect most of our management and other key personnel to remain associated with us following the Transaction, we may employ other personnel following the Transaction. While we intend to closely scrutinize any additional individuals we engage after the Transaction, we cannot assure you our assessment of these individuals will prove to be correct. Moreover, our current management will only be able to remain with the combined company after the consummation of the Transaction if they are able to negotiate terms with the combined company as part of any such combination.  If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. However, the Transaction is structured as a merger whereby at the consummation of the Transaction, the management of the combined entity will be jointly appointed by Dlorah and by the Company.  In making the determination as to whether current management should remain with us following the Transaction, management will analyze the experience and skill set of the management of our target business, and negotiate as part of the Transaction that certain members of current management remain if it is believed to be in the best interests of the combined company post-Transaction. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

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

Our founding stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent such expenses exceed the amount available outside the trust account, unless the Transaction is consummated. The amount of available proceeds is based on management estimates of the capital needed to fund our operations for the next 24 months and to consummate a business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination, or if we expend a significant portion in pursuit of an acquisition which is not consummated. The financial interests of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

If our common stock becomes subject to the Commission’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

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

On August 7, 2009, we entered into the merger agreement to consummate the Transaction with a single target business, which will cause us to be solely dependent on a single business.

Pursuant to the Merger Agreement, we have entered into an agreement to purchase a single target business meeting the 80% threshold.  Consequently, due to the timeline for completion, we will have the ability to complete only the Transaction with the proceeds of the offering and the private placement.  Accordingly, the prospects for our success will be solely dependent upon the performance of our target business.  Thus, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The ability of our stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

At the time we seek stockholder approval of the Transaction, we will offer each public stockholder the right to have such stockholder's shares of common stock redeemed for cash if the stockholder votes against the Transaction and the Transaction is approved and completed. If public stockholders holding more than 30% less one shares of common stock vote against the Transaction and ask for redemption of their shares we may not be able to consummate the Transaction.  This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to obtain additional financing, if required, to fund the operations and growth of our business combination target, which could have a material adverse effect on the continued development or growth of the combined entity and our continued operations.

Although we believe the net proceeds of the offering and the private placement will be sufficient to allow us to consummate the Transaction and fund the operations of our target company, if the net proceeds of the offering and the private placement prove to be insufficient, either because of the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you such financing would be available on acceptable terms, if at all. To the extent additional financing proves to be unavailable when needed to consummate the Transaction, we would be compelled to restructure the Transaction or abandon it and seek an alternative target business candidate. In addition, if we consummate the Transaction, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after the Transaction.

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

Our board of directors is divided into two classes, each of which will generally serve for a term of two years, with only one class of directors being elected in each year. It is unlikely there will be an annual meeting of stockholders to elect new directors prior to the consummation of the Transaction, in which case all of the current directors will continue in office at least until the consummation of the Transaction. If there is an annual meeting, as a consequence of our “staggered” board of directors, initially only a minority of the board of directors will be considered for election and our founding stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founding stockholders will continue to exert control at least until the consummation of the Transaction. In addition, our founding stockholders and their affiliates and relatives are not prohibited from purchasing units in the open market. If they do, we cannot assure you our founding stockholders will not have considerable influence upon the vote in connection with the Transaction.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect the Transaction.

In connection with the initial public offering as part of the units, and the private placement, we issued warrants to purchase up to 9,426,300 shares of our common stock.  We issued an option to the underwriters to purchase up to 625,000 units each consisting of one share and one warrant. The potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the Merger Consideration issued to complete the Transaction. Accordingly, our warrants may make it more difficult to effectuate the Transaction or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our founding stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our founding stockholders, including our sponsor, which purchased warrants in the private placement, are entitled to require us to register the resale of their warrants as well as their shares of common stock at any time after the date on which their securities are released from escrow.  If such existing security holders exercise their registration rights with respect to all of their shares of common stock (including those 2,800,000 shares of common stock issuable upon exercise of warrants included as part of the insider warrants), there will be an additional 4,362,500 shares of common stock eligible for trading in the public market and we will bear the costs of registering such securities.  The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate the Transaction or increase the cost of the target business, as the stockholders may request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

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

Your only opportunity to evaluate and affect the investment decision regarding the Transaction will be limited to voting for or against the Transaction submitted to our stockholders for approval.

Your only opportunity to evaluate and affect the investment decision regarding the Transaction will be limited to voting for or against the Transaction as submitted to our stockholders for approval. In addition, a proposal you vote against could still be approved if a sufficient number of public stockholders vote for the proposed Transaction. Alternatively, a proposal you vote for could still be rejected if a sufficient number of public stockholders vote against the Transaction.

We will need to consummate the Transaction to continue operations as a going concern.

Our Report from our Independent Registered Accounting Firm raises substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue present operations will be dependent upon our ability to consummate the Transaction.  If we are unable to consummate the Transaction we will not likely have sufficient time to find another suitable business partner, and we will, in all likelihood seek to liquidate, in which event amounts currently held in our trust account will be returned to our common stockholders and our shares, along with our units and warrants, would then expire worthless.

Risks Associated with the Our Acquisition of a Target Business in the Education Industry

We have entered a Merger Agreement to consummate the Transaction with a company in the education industry.  The following risk factors address issues that may arise in connection with the Transaction.

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

DOE regulations specify extensive criteria an institution must satisfy to establish it has the requisite “administrative capability” to participate in Title IV Programs. These criteria require, among other things, that the institution:

	Comply with all applicable Title IV regulations;
	Have capable and sufficient personnel to administer Title IV Programs;
	Have acceptable methods of defining and measuring the satisfactory academic progress of its students;
	Provide financial aid counseling to its students; and
	Submit in a timely manner all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria or any other DOE regulation, the DOE may:

	Require repayment of Title IV funds;
	Impose a less favorable payment system for the institution's receipt of Title IV funds;
	Place the institution on provisional certification status; or
	Commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

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

As part of our business strategy we may open and operate new schools or campuses following consummation of the Transaction. Establishing new schools or campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of acquired schools.

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

No matters were submitted to a vote of stockholders during the year ended May 31, 2009.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, Common Stock and warrants as reported on the OTC Bulleting Board.  The following table sets forth the high and low sales information for our units for the period from December 5, 2007 through May 31, 2009 and our Common Stock and warrants for the period from December 21, 2007 through May 31, 2009.

Quarter Ended	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
31-May-09	7.60	7.60	7.60	7.60	0.03	0.03
28-Feb-09	7.60	7.60	7.60	7.60	0.03	0.03
30-Nov-08	7.25	7.25	7.25	7.25	0.04	0.04
31-Aug-08	7.70	7.70	7.70	7.70	0.27	0.27
31-May-08	7.85	7.85	7.60	7.60	0.60	0.60
29-Feb-08	8.00	8.00	8.00	8.00	0.93	0.93

On August 19, 2009, the closing prices of our common stock, units and warrants were $7.84, $8.00 and $0.20, respectively.

(b) Holders

On August 14, 2009, there were 5 holders of record of our Common Stock, 2 holders of record of our Warrants and 1 holder of record of our Units.

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

Pursuant to the Merger Agreement, if the Company consummates the Transaction, the Class A Stock issued as consideration shall be entitled to an annual accruing dividend equal to $0.44 per share for the first two years following issuance and shall automatically convert into Common Stock at the end of such two year period.  When and if a dividend is paid on the Class A Stock, the holders of Common Stock will receive a dividend equal to one-fourth of the total of the dividend paid on the Class A Stock.

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

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes thereto which are included in this transition report and the Company’s audited financial statements and notes thereto included in our Final Prospectus filed with the SEC on November 29, 2007 and our Form 8-K filed with the SEC on December 5, 2007.

We were formed on April 10, 2007, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business in the education industry. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets (excluding the deferred underwriting commission of the underwriters held in the Trust Account) at the time of such acquisition.  On August 7, 2009, we entered into an Agreement and Plan of Reorganization, which agreement was amended and restated in its entirety on August 11, 2009, to effectuate the Transaction as described in the section above entitled “The Proposed Transaction.”

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

The net proceeds we received from the private placement and the sale of our units and warrants were $53,181,449 (not including deferred underwriting discounts and commissions of $1,590,312).  Of this amount, $52,389,984 was placed in a Trust Account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee.  The remaining funds of approximately $800,000 are being held outside of the trust. The approximately $800,000 held outside of trust (and including $600,000 of interest we may earn on funds in the trust account, which we are entitled to in order to cover our operating expenses and the costs associated with our plan of dissolution and liquidation if we do not consummate a business combination) will be used to cover our operating expenses for the next 6 months and to cover the expenses incurred in connection with a business combination.  At May 31, 2009, $300,000 remains available for working capital purposes from the restricted funds held in the Trust Account.

The $1,590,312 of the funds attributable to the deferred underwriting discount and commissions in connection with the offering and private placement will be released to the underwriters less $0.24 per share for any public stockholders exercising their redemption rights, upon consummation of the Transaction.

We believe we will have sufficient available funds outside of the trust fund to operate through November 2009.  Although we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business or effectuating the proposed Transaction, we may need to raise additional funds if the net proceeds of the offering and the private placement prove to be insufficient, either because of the size of the Transaction, or the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders. If we do need to raise additional funds through a private or public offering of debt or equity securities in order to consummate the Transaction, we would only effectuate such a financing in anticipation of or simultaneously with the consummation of the Transaction.  We cannot assure you such financing would be available on acceptable terms, if at all.

Pursuant to the Merger Agreement, Camden will acquire all of the outstanding shares of Dlorah through a structured transaction valued at approximately $152,000,000 in connection with which the Dlorah stockholders will receive (1) 100,000 shares of a class of stock to be created immediately prior to the closing of the Transaction, such series to be known as Class A Stock, which shares shall be convertible into 15,730,000 shares of Common Stock, as such conversion number may be adjusted as described herein and in the Merger Agreement, (2) 2,800,000 newly issued Common Stock purchase warrants to purchase up to 2,800,000 shares of Common Stock at an exercise price of $5.50 per share, and (3) 575,000 shares of restricted Common Stock, which such shares shall not be freely tradable until such time as the Common Stock trades at or above $8.00 per share for any sixty (60) consecutive trading day period; provided, that such shares of restricted Common Stock shall be forfeited on the fifth (5th) anniversary of the date of issuance, if such restriction has not been satisfied.  The Class A Stock shall be entitled to an annual accruing dividend equal to $0.44 per share for the first two years following issuance and shall automatically convert into Common Stock at the end of such two year period.  When and if a dividend is paid on the Class A Stock, the holders of Common Stock will receive a dividend equal to one-fourth of the total of the dividend paid on the Class A Stock.

If, as of the Closing Date, the Merger Consideration represents less than an aggregate of seventy percent (70%) of the issued and outstanding capital stock of Camden, on an as-converted and fully diluted basis, then the Merger Consideration shall be increased such that it equals seventy percent (70%) of the issued and outstanding capital stock of Camden, on an as-converted and fully diluted basis as of the Closing Date.

The Merger Consideration will also be adjusted if the average of the closing sales price of the Common Stock on the applicable trading market during the 10 trading day period ending immediately preceding the Closing Date is less than $7.00 per share.  In that event, the number of shares of Common Stock into which the Class A Stock is convertible shall be increased such that the aggregate value of the Stock Consideration and Warrant Consideration would have the same aggregate value as if the average of the closing sales price of the Common Stock were $7.00 per share.

The net aggregate amount of proceeds held in Camden’s trust account will be available for use as working capital of Dlorah following consummation of the Transaction.  Pursuant to the Merger Agreement, such amount shall be no less than $22,166,290.00 after payment in full of any taxes then due and owing, the deferred underwriting fee owed to the underwriter’s of Camden’s initial public offering, any fees and expenses payable to Camden’s investment bankers, attorneys, accountants and other advisors, any amounts paid to Camden stockholders, warrantholders or unit holders for conversion of their Common Stock or units or repurchase of their Common Stock, units or warrants, and any other of Camden’s or Merger Sub’s unpaid costs, fees and expenses associated with the Merger Agreement, the proxy statement to be filed in connection therewith and the transactions contemplated thereby.

Each of the Dlorah stockholders has agreed, for a period of 180 days from the closing date of the Transaction, whether on his, her or its own behalf or on behalf of entities, family members or trusts affiliated with or controlled by him, her or it, not to offer, issue, grant any option on, sell or otherwise dispose of any portion of the Merger Consideration received.  In connection with the Transaction, the 2,800,000 Warrants owned by Camden Learning, LLC, the Company’s sponsor, shall be exchanged for 250,000 shares of restricted Common Stock, which shares shall not be freely tradable until such time as the Common Stock trades at or above $8.00 per share for any sixty (60) consecutive trading day period; provided, that such shares of restricted Common Stock shall be forfeited on the fifth (5th) anniversary of the date of issuance if such restriction has not been satisfied.

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

If we are unable to consummate the Transaction by November 29, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit offering price because of the underwriting commissions and expenses related to our initial public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the initial public offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the consummation of the Transaction.

RESULTS OF OPERATIONS

For the five months ended May 31, 2009, we had net loss of $440,346 consisting of interest income of $22,266 less costs attributable to organization, formation and general and administrative expenses of $613,625 and net of a benefit for income taxes of $151,013.  For the five months ended May 31, 2008, we had a net income of $253,683, consisting of interest income of $693,091 less costs attributable to organization, formation and general and administrative expenses of $271,919 and net of a provision for income taxes of $167,489. For the year ended December 31, 2008, we had net income of $279,142 consisting of interest income of $1,048,371 less costs attributable to organization, formation and general and administrative expenses of $565,106 and net of a provision for income taxes of $204,123.  For the period from April 10, 2007 (inception) through December 31, 2007, we had a net income of $44,190, consisting of interest income of $131,605 less costs attributable to organization, formation and general and administrative expenses of $59,547 and net of a provision for income taxes of $27,868.  For the period from April 10, 2007 (inception) through May 31, 2009, we had a net loss of $117,014 consisting of interest income of $1,202,242 less costs attributable to organization, formation and general and administrative expenses of $1,238,278 and net of a provision for income taxes of $80,978. For the year ended May 31, 2009, we had net loss of $414,887 consisting of interest income of $377,546 less costs attributable to organization, formation and general and administrative expenses of $906,812 and net of a benefit for income taxes of $114,379.  For the year ended May 31, 2008, we had a net income of $301,140, consisting of interest income of $826,833 less costs attributable to organization, formation and general and administrative expenses of $330,336 and net of a provision for income taxes of $195,357.

The Company received net proceeds from the offering and sale of the underwriters’ purchase option of $47,492,852, before deducting deferred underwriting compensation of $1,500,000.  On December 19, 2007 the underwriters for the offering exercised a portion of their over-allotment option, generating proceeds of $2,889,984, before deducting deferred underwriting compensation of $90,312.

Our efforts since inception have been primarily organizational activities, activities relating to our initial public offering and active searching and evaluating a target company with which to do a business combination. On August 11, 2009, we entered into a Merger Agreement pursuant to which we will issue equity securities as consideration for all the outstanding stock of Dlorah, as more fully described above in Item 1 in the section entitled “Proposed Transaction – Consideration.”  In addition, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate the Transaction.  Subject to compliance with applicable securities laws, we would only effectuate such a fund-raising in anticipation of or simultaneously with the consummation of the Transaction.

We currently pay Camden Partners Holdings, LLC an aggregate fee of $7,500 per month which includes the cost of other general and administrative services provided to us by Camden Partners Holdings, LLC.

Off-Balance Sheet Arrangements

None.

Item 8.	Financial Statements and Supplementary Data

Reference is made to pages 43 through 53 comprising a portion of this Transition Report on Form 10-K.

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

Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this Transition Report on Form 10-K.  Based on this evaluation, our Certifying Officers have concluded that, as of the end of such period, our disclosure controls and procedures were adequate and effective.

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

Our management, with the participation of our Certifying Officers, assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the transition period ended May 31, 2009.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on this assessment, management has concluded that, as of May 31, 2009 the Company’s internal control over financial reporting is effective.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this transition report.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company’s fourth fiscal quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
David L. Warnock	51	President, Chief Executive Officer and Chairman
Donald W. Hughes	59	Chief Financial Officer, Secretary
Therese Kreig Crane, Ed.D	58	Director
Ronald Tomalis	46	Director
William Jews	56	Director

David L. Warnock is a partner with Camden Partners and co-founded the firm in 1995. He has over 24 years of investment experience and focuses on investments in the education and business and financial services sectors. He serves on the boards of directors of New Horizons Worldwide, Inc., one of the largest global IT training companies, Nobel Learning Communities, Inc., a nationwide provider of pre-K through 8th grade private schools and Questar Assessment, Inc., formerly Touchstone Applied Science Associates which provides testing and assessment services for standardized testing, all of which are Camden Partners’ portfolio companies. Mr. Warnock served as the Chairman of Nobel from September 2003 through February 2004. Mr. Warnock has previously served on the boards of Concord Career Colleges from 1997 thru 2006 and Children’s Comprehensive Services, Inc. from 1993 to 2000. Previously, Mr. Warnock was President of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II. He was also co-manager of the T. Rowe Price New Horizons Fund. Mr. Warnock was employed by T. Rowe Price Associates from 1983 to 1995. Upon forming Camden Partners (formerly known as Cahill, Warnock & Company) and until December 31, 1997, Mr. Warnock served as a consultant to the advisory committees of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II.

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

Ronald Tomalis is a director of Dutko Worldwide and is a former director, owner and co-founder of The Chartwell Educational Group. He has served as a director since July 2005. Mr. Tomalis advises education companies, non profit organizations, and domestic and international education organizations/agencies on areas of education policy, finance, governance, and management. Mr. Tomalis also served as a director of ELLIS, Inc from 2005 through 2006. From August 2004 to July 2005, Mr. Tomalis was an independent consultant. From June 2001 to August 2004, Mr. Tomalis held various senior positions in the United States Department of Education, including managing the implementation of the No Child Left Behind Law as well as the $25 billion Title I/II programs. Mr. Tomalis also served as counselor to the United States Secretary of Education and as Acting Assistant Secretary of Elementary and Secondary Education. For six years prior to joining the United States Department of Education, Mr. Tomalis was the Executive Deputy Secretary of Education for the Commonwealth of Pennsylvania. He was appointed to the position by Governor Tom Ridge in December of 1995. As Executive Deputy Secretary for Education for the Commonwealth of Pennsylvania, he took on the role of Chief Operating Officer for that department. He was also the principal policy advisor to the Pennsylvania Secretary of Education and spearheaded many of the reform initiatives proposed by Governor Ridge. Mr. Tomalis graduated from Dickinson College with a degree in political science.

William Jews retired in December 2006. Prior to such time, Mr. Jews was the President and Chief Executive Officer of CareFirst Inc./CareFirst Blue Cross Blue Shield from 1993 through 2006. With more than $5 billion in annual revenues, CareFirst and its affiliates and subsidiaries are a combination of not-for-profit and for-profit entities with nearly 3 million customers, including the nation's largest federal health program, served by 6,300 associates in five states and the District of Columbia. From 1990 through 1993, Mr. Jews was the President and Chief Executive Officer of Dimensions Health Corporation, a multi-faceted health care corporation which included two acute care hospitals, a for-profit and not-for-profit nursing home and an emergency ambulatory/surgical center. Mr. Jews currently serves on the boards of directors and as chair of the compensation committee of The Ryland Group, a national home builder and mortgage provider and as the chair of the audit committee and on the board of directors of Fortress International Group, Inc., the parent company of Total Site Solutions, which supplies industry and government with secure data centers and other facilities designed to survive terrorist attacks, natural disasters and blackouts. He also serves on the board of Choice Hotels International, a worldwide lodging franchisor, including serving on the Nominating/Governance and Diversity committees. He has previously been a director of Ecolab, Inc., MBNA, MuniMae Inc., Nations Bank and Crown Central Petroleum and is a former governor of the Federal Reserve Bank. Mr. Jews received a B.A. in Social and Behavioral Science from The Johns Hopkins University and a Masters in Urban Planning and Policy Analysis, with Health Administration emphasis from MorganStateUniversity, Baltimore, MD.

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

Board Committees

Our board of directors in its entirety will act as the audit committee.  We intend to establish an audit committee and a compensation committee upon consummation of the Transaction.  At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either one. Since inception and through the signing of our Merger Agreement, our operations have been limited to evaluating potential business combinations.  Accordingly, we did not have a separate committee comprised of members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning the business combination. We do not feel a compensation committee is necessary prior to the Transaction as there is no salary, fees or other compensation being paid to our officers or directors prior to the consummation of the Transaction, other than as disclosed in this prospectus.  .

Code of Conduct

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Item 11. Executive Compensation

Executive Compensation

No compensation of any kind, including finders and consulting fees, has or will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of the Transaction. However, our founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership based on 8,188,800 shares of our common stock outstanding as of August 6, 2009, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Camden Learning, LLC(3)	1,670,834	20.40%
David L. Warnock, President, Chief Executive Officer and Chairman(3)	1,670,834	20.40%
Donald W. Hughes, Chief Financial Officer and Secretary(3)	1,670,834	20.40%
Therese Kreig Crane, Ed.D, Director	34,722	.424%
Ronald Tomalis, Director	34,722	.424%
William Jews, Director	34,722	.424%
Polar Securities Inc. (4)	651,565	8%
Arrowgrass Capital Partners (US) LP (5)	763,350	9.3%
Loeb entities (6)	798,663	9.75%
QVT Financial LP (7)	588,253	7.18%
Silver Capital Management, LLC (8)	413,426	5.95%
HBK Investments L.P.(9)	619,887	7.57%
Bulldog Investors, Phillip Goldstein and Andrew Dakos (10)	612,850	7.48%
Hartz Capital, Inc.	520,000	6.35%
All directors and executive officers as a group (5 individuals)	1,775,000	21.68%

(1)	Unless otherwise indicated, the business address of each of the individuals is 500 East Pratt Street, Suite 1200, Baltimore, MD 21202 and our telephone number is (410) 878-6800.
(2)
The percentage ownership for all executive officers and directors does not include the shares of common stock underlying the insider warrants sold in the private placement.  Such warrants are not currently exercisable but are expected to be exercisable on the 90th day following consummation of our business combination.

(3)
Camden Learning, LLC is the sponsor, as described herein. The sole owners and members of our sponsor are Camden Partners Strategic Fund III, L.P. (96.01% ownership of the sponsor) and Camden Partners Strategic Fund III-A, L.P. (3.99% ownership of the sponsor). The general partner of each limited partnership is Camden Partners Strategic III, LLC and the managing member of such entity is Camden Partners Strategic Manager, LLC. David L. Warnock, our President, Chief Executive Officer and Chairman, Donald W. Hughes, our Chief Financial Officer and Secretary, Richard M. Johnston and Richard M. Berkeley are the four managing members of Camden Partners Strategic Manager, LLC, which has sole power to direct the vote and disposition of the securities held by the sponsor. Each of Mr. Warnock and Mr. Hughes disclaims beneficial ownership of all shares owned by Camden Learning, LLC.

(4)
Polar Securities Inc. serves as an investment manager of North Pole Capital Master Fund and both entities have shared voting and dispositive power over the securities.  The principal address of the holders is 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.

(5)
Arrowgrass Capital Partners (US) LP is the general partner of Arrowgrass Capital Services (US) Inc., and has shared voting and dispositive powers.  The principal address of the holders is 245 Park Avenue, New York, New York 10167.

(6)
All entities referenced herein are located at 61 Broadway, New York, New York 10006. Loeb Arbitrage Management LLC (“LAM”) is the investment manager of Loeb Arbitrage Fund (“LAF”) and Loeb Marathon Fund LP (“LMF”). LAM’s President and Chief Executive Officer is Gideon J. King. Loeb Offshore Management, LLC (“LOM”) is the investment adviser of Loeb Offshore Fund, Ltd. (“LOF”) and Loeb Marathon Offshore Fund, Ltd. (“LMOF”). Gideon J. King and Thomas L. Kempner are Directors of LOF and LMOF and Managers of LOM. LAM and LOM jointly do business as Loeb Capital Management (“LCM”). Loeb Holding Corporation (“LHC”) is the sole stockholder of LAM and LOM. Thomas L. Kempner is the President, Chief Executive Officer, director and majority stockholder of LHC.

(7)
QVT Financial LP (“QVT Financial”) LP, located at 1177 Avenue of the Americas, 9th Floor, New York, NY 10036 has shared voting and dispositive power over QVT Fund LP (the “Fund”), which beneficially owns 488,061 shares of Common Stock; Quintessence Fund L.P. (“Quintessence”), which beneficially owns 54,839 shares of Common Stock; and a separate discretionary account managed for a third party (the “Separate Account”), which holds 45,353 shares of Common Stock. The Fund, Quintessence and the Separate Account own Warrants which are not exercisable until the later of the Issuer’s completion of a business combination and November 29, 2008, and will expire on November 29, 2011 or earlier upon redemption. As of the date of this filing, there has been no report of the completion of a business combination.  QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 542,900 shares of Common Stock.  Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund and Quintessence and held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of Common Stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein.

(8)
Mr. Bruce Silver is the managing member of Silver Capital Management, LLC (“Silver Capital”) located at 767 Third Avenue, 32nd Floor, New York, New York 10017. Silver Capital is the investment manager of Silver Capital Fund, LLC, (the “Domestic Fund”) and Silver Capital Fund (Offshore) Ltd., (the “Offshore Fund”). The Domestic Fund beneficially owns 293,591 shares of Common Stock. The Offshore Fund beneficially owns 119,925 shares of Common Stock. Each of Mr. Silver and Silver Capital beneficially owns 413,426 shares of Common Stock.

(9)
HBK Investments L.P., located at 21201 Cedar Springs Road, Suite 700, Dallas, TX 75201, has delegated discretion to vote and dispose of the securities to HBK Services LLC ("Services").  Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, HBK Virginia LLC, and/or HBK Europe Management LLP, (collectively, the "Subadvisors").  Each of Services and the Subadvisors is under common control with HBK Investments L.P.

(10)	Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors, located at 60 Heritage Drive Pleasantville, NY 10570.

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

Our sponsor has entered into an agreement with the representative of the underwriters pursuant to which it will place limit orders to purchase up to $4,000,000 of our common stock in the open market commencing ten business days after we file our current report on Form 8-K announcing our execution of a definitive agreement for the Transaction and ending on the business day immediately preceding the date of the meeting of stockholders at which the Transaction is to be approved. Such purchases will be made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, at a price per share of not more than the per share amount held in the trust account (less taxes payable) as reported in such Form 8-K and will be made by a broker-dealer mutually agreed upon by our sponsor and the representative of the underwriters in such amounts and at such times as such broker-dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per share purchase price. Our sponsor has agreed to vote all such shares of common stock purchased in the open market in favor of our initial business combination, representing a maximum aggregate of 8% of the shares entitled to vote on any proposed business combination. Unless a business combination is approved by our stockholders, our sponsor has agreed not to sell such shares, provided it will be entitled to participate in any liquidating distributions with respect to the shares purchased in the open market. In the event our sponsor does not purchase $4,000,000 of our common stock through those open market purchases, our sponsor has agreed to purchase from us in a private placement a number of units identical to the units offered hereby at a purchase price of $8.00 per unit until it has spent an aggregate of $4,000,000 in the open market purchases described above and this co-investment. This co-investment will occur immediately prior to our consummation of a business combination, which will not occur until after the signing of a definitive business combination agreement and the approval of that business combination by a majority of our public stockholders. Our sponsor, whose sole owners are the Camden III Funds, has agreed to such purchases because the managing members of the general partner of the Camden III Funds, including David L. Warnock, our Chairman, President and Chief Executive Officer and Donald W. Hughes, our Chief Financial Officer and Secretary, want the Camden III Funds to have a substantial cash investment in us, including any target business we may acquire.  All of our directors will be deemed to be our “parents” and “promoters” as these terms are defined under the federal securities laws.

Pursuant to the Merger Agreement, upon consummation of the Transaction, and in exchange for all the outstanding stock of Dlorah, Dlorah stockholders will receive the following consideration: (1) 100,000 shares of Class A Stock, which shares shall be convertible into 15,730,000 shares of Common Stock, as such conversion number may be adjusted as described herein and in the Merger Agreement, (2) Warrants to purchase 2,800,000 shares of Common Stock at an exercise price of $5.50 per share, and (3) 575,000 shares of Restricted Common Stock, which shares shall not be freely tradable until such time as the Common Stock trades at or above $8.00 per share for any sixty (60) consecutive trading day period; provided, that such shares of restricted Common Stock shall be forfeited on the fifth (5th) anniversary of the date of issuance if such restriction has not been satisfied.  If, as of the date of closing of the Transaction (the “Closing Date”), the Merger Consideration represents less than an aggregate of seventy percent (70%) of the issued and outstanding capital stock of Camden, on an as-converted and fully diluted basis, then the number of shares of Common Stock into which the Class A Stock is convertible shall be increased such that the Merger Consideration equals seventy percent (70%) of the issued and outstanding capital stock of Camden, on an as-converted and fully diluted basis as of the Closing Date.

The Merger Consideration will also be adjusted if the average of the closing sales price of the Common Stock on the applicable trading market during the 10 trading day period ending immediately preceding the Closing Date is less than $7.00 per share.  In that event, the number of shares of Common Stock into which the Class A Stock is convertible shall be increased such that the aggregate value of the Stock Consideration and Warrant Consideration would have the same aggregate value as if the average of the closing sales price of the Common Stock were $7.00 per share.

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

We will reimburse our officers, directors and founders for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the reimbursable out-of-pocket expenses payable to our officers, directors and founders, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, officers or directors who owned our common stock prior to the offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Our founding stockholders will not receive reimbursement for any out-of- pocket expenses incurred by them to the extent that such expenses exceed the working capital allowance amount in the trust account unless the Transaction is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

After the consummation of the Transaction if any, to the extent our management remains as officers of the resulting business, we anticipate that our officers and directors may enter into employment or consulting agreements, the terms of which shall be negotiated and which we expect to be comparable to employment or consulting agreements with other similarly-situated companies in the industry of the business combination target. Further, after the consummation of the Transaction, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in the industry in which we consummate a business combination.

Unless stated otherwise, our board of directors reviews any related party transactions to determine whether they are in the best interest of the Company and the Company’s stockholders.

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

Item 14.  Principal Accountant Fees and Services.

During the fiscal year ended May 31, 2009, the firm of McGladrey & Pullen LLP which we refer to as McGladrey, was our principal accountant. The following is a summary of fees paid or to be paid to McGladrey for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by McGladrey in connection with regulatory filings.  We paid McGladrey $60,000 in connection with our December 31, 2008 and 2007 year-end audit and $43,250 for reviews of interim financial statements through March 31, 2009.  We expect to be billed approximately $35,000 in connection with our May 31, 2009 and 2008 fiscal year-end audit.

We paid Eisner LLP (former principal accountant) $39,800 in connection with our December 31, 2007 year-end audit and we paid $15,500 for the review of our first quarter 2008 interim financial statements.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  There were no fees billed for audit-related services rendered by McGladrey during the last two fiscal years.

Tax Fees. We were billed $5,800 by McGladrey for tax compliance, tax planning and tax advice for the year ended December 31, 2008.

We paid Eisner LLP $7,950 for the preparation of our 2007 corporate tax returns.

All other fees.  Auditing services provided by Eisner LLP in regards to our initial public offering totaled $135,000.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

CAMDEN LEARNING CORPORATION
(a corporation in the development state)

Financial Statements

Contents

Report of Independent Registered Public Accounting Firm

Audited Financial Statements:

Balance Sheets as of May 31, 2009, May 31, 2008, December 31, 2008 and December 31, 2007	43

Statements of Operations for the five months ended May 31, 2009 and May 31, 2008, for the year ended December 31, 2008, for the period from April 10, 2007 (inception) to December 31, 2007 and for the cumulative period from April 10, 2007 (inception) to May 31, 2009	44

Statement of Operations for the years ended May 31, 2009 and May 31, 2008	45

Statement of Stockholders’ Equity for the cumulative period from April 10, 2007 (inception) to May 31, 2009	46

Statements of Cash Flows for the five months ended May 31, 2009 and May 31, 2008, for the year ended December 31, 2008, for the period from April 10, 2007 (inception) to December 31, 2007 and for the cumulative period from April 10, 2007 (inception) to May 31, 2009	47

Statements of Cash Flows for the year ended May 31, 2009 and May 31, 2008	48

Notes to Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Camden Learning Corporation

We have audited the accompanying balance sheets of Camden Learning Corporation (a  corporation in the development stage) as of May 31, 2009 and 2008 and  December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the five months ended May 31, 2009 and 2008, the year ended December 31, 2008, the period from April 10, 2007 (inception) to December 31, 2007, the cumulative period from April 10, 2007 (inception) to May 31, 2009  and the years ended May 31, 2009 and 2008, and the statement of stockholders equity for the period from April 10, 2007 (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camden Learning Corporation as of May 31, 2009, May 31, 2008, December 31, 2008 and 2007, and the results of its operations and its cash flows for the five months ended May 31, 2009 and 2008, the year ended December 31, 2008, the period from April 10, 2007 (inception) to December 31, 2007, the cumulative period from April 10, 2007 (inception) to May 31, 2009, and the years ended May 31, 2009 and 2008 and its stockholders equity for the period from April 10, 2007 (inception) to May 31, 2007 in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management's assessment of the effectiveness of Camden Learning Corporation’s internal control over financial reporting as of May 31, 2009, included in the accompanying management’s report on Internal Control over Financial Reporting, and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, NY

August 20, 2009

Camden Learning Corporation
(a corporation in the development stage)

Balance Sheets

	May 31, 2009	May 31, 2008	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash	$96,482	$170,835	$190,665	$858,347
Prepaid expenses	72,936	145,668	60,695	—
Refundable income tax	150,486	—	155,399	—
Total current assets	319,904	316,503	406,759	858,347

Restricted funds held in trust	52,761,303	53,232,971	53,034,322	52,543,772
Deferred tax asset	378,536	117,233	222,610	19,141
Total assets	$53,459,743	$53,666,707	$53,663,691	$53,421,260

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$290,590	$92,226	$59,290	$104,656
Income tax payable	—	52,590	—	47,009
Deferred interest	62,149	—	57,051	—
Total current liabilities	352,739	144,816	116,341	151,665

Deferred underwriting compensation	1,590,312	1,590,312	1,590,312	1,590,312

Total liabilities	1,943,051	1,735,128	1,706,653	1,741,977

Commitments

Common stock, subject to possible redemption 1,987,889 shares	15,744,081	15,744,081	15,744,081	15,744,081

Stockholders' equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—	—	—
Common Stock, $.0001 par value, 20,000,000 shares authorized; 8,188,800 shares issued and outstanding (less 1,987,889 shares subject to possible redemption)	620	620	620	620
Additional paid-in capital	35,889,005	35,889,005	35,889,005	35,890,392
Deficit/earnings accumulated during the development stage	(117,014)	297,873	323,332	44,190
Total stockholders' equity	35,772,611	36,187,498	36,212,957	35,935,202
Total liabilities and stockholders' equity	$53,459,743	$53,666,707	$53,663,691	$53,421,260

See notes to financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statements of Operations
 For the five months ended May 31, 2009 and May 31, 2008, for the year ended December 31, 2008, for the period from April 10, 2007 (inception) to December 31, 2007 and for the cumulative period from
April 10, 2007 (inception) through May 31, 2009

	5 months ended May 31, 2009	5 months ended May 31, 2008	Year ended December 31, 2008	April 10, 2007 (inception) through December 31, 2007	For the period from April 10, 2007 (inception) through May 31, 2009

Operating expenses:
Operating and formation expenses	$613,625	$271,919	$565,106	$59,547	$1,238,278

Loss from operations	(613,625)	(271,919)	(565,106)	(59,547)	(1,238,278)

Other income:
Interest income, net	22,266	693,091	1,048,371	131,605	1,202,242

(Loss)/income before provision for taxes	(591,359)	421,172	483,265	72,058	(36,036)

Income tax benefit/(expense)	151,013	(167,489)	(204,123)	(27,868)	(80,978)

Net (loss)/income	$(440,346)	$253,683	$279,142	$44,190	$(117,014)

Net (loss)/income per share Basic and Diluted	$(0.05)	$0.03	$0.03	$0.02

Weighted average shares outstanding
Basic and Diluted	8,188,800	8,188,800	8,188,800	2,217,752

See notes to financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statements of Operations
 For the years ended May 31, 2009 and May 31, 2008

	Year ended May 31, 2009	Year ended May 31, 2008

Operating expenses:
Operating and formation expenses	$906,812	$330,336

Loss from operations	(906,812)	(330,336)

Other income:
Interest income, net	377,546	826,833

(Loss)/income before provision for taxes	(529,266)	496,497

Income tax benefit/(expense)	114,379	(195,357)

Net (loss)/income	$(414,887)	$301,140

Net (loss)/income per share Basic and Diluted	$(0.05)	$0.06

Weighted average shares outstanding
Basic and Diluted	8,188,800	4,788,837

See notes to financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statements of Stockholders’ Equity
For the cumulative period from April 10, 2007 (inception) to May 31, 2009

	Common Stock		Additional Paid-In	Retained Earnings/ (Deficit) Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on April 10, 2007 at approximately $.02 per share	1,562,500	$156	$24,844	$—	$25,000

Discount on note payable to affiliate	—	—	17,569	—	17,569

Net loss	—	—	—	(3,267)	(3,267)

Balance at May 31, 2007	1,562,500	$156	$42,413	$(3,267)	$39,302

Sale of 2,800,000 private placement warrants on November 29, 2007 at $1.00 per warrant	—	—	2,800,000	—	2,800,000

Sale of 6,626,300 units, net of underwriters’ discount and offering expenses of $508,635 (including 1,987,889 shares subject to possible redemption) and sale of underwriter’s purchase option	6,626,300	663	48,791,861	—	48,792,524

Net proceeds subject to possible redemption of 1,987,889 shares	—	(199)	(15,743,882)	—	(15,744,081)

Net income	—	—	—	47,457	47,457

Balance at December 31, 2007	8,188,800	$620	$35,890,392	$44,190	$35,935,202

Offering expenses	—	—	(1,387)	—	(1,387)

Net income	—	—	—	253,683	253,683

Balance at May 31, 2008	8,188,800	$620	$35,889,005	$297,873	$36,187,498

Net income	—	—	—	25,459	25,459

Balance at December 31, 2008	8,188,800	$620	$35,889,005	$323,332	$36,212,957

Net loss	—	—	—	(440,346)	(440,346)

Balance at May 31, 2009	8,188,800	$620	$35,889,005	$(117,014)	$35,772,611

See notes to financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statements of Cash Flows
For the five months ended May 31, 2009 and May 31, 2008, for the year ended December 31, 2008, for the period from April 10, 2007 (inception) to December 31, 2007 and for the cumulative period from
April 10, 2007 (inception) through May 31, 2009

	5 months ended May 31, 2009	5 months ended May 31, 2008	Year ended December 31, 2008	April 10, 2007 (inception) through December 31, 2007	April 10, 2007 (inception) through May 31, 2009

Cash flows from operating activities:
Net income/(loss)	$(440,346)	$253,683	$279,142	$44,190	$(117,014)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities
Accretion of interest on note payable	—	—	—	17,569	17,569
Deferred income taxes	(155,926)	(98,092)	(203,469)	(19,141)	(378,536)
Changes in assets and liabilities
Decrease/(Increase) in prepaid expenses	(12,241)	(145,668)	(60,695)	—	(72,936)
Decrease/(Increase) in refundable income tax	4,913	—	(155,399)	—	(150,486)
Increase in accounts payable and accrued expenses	231,300	43,748	10,812	48,478	290,590
Increase/(decrease) in income tax payable	—	5,581	(47,009)	47,009	—
Increase in accrued interest	—	—	—	4,083	—
Increase in deferred interest	5,098	—	57,051	—	62,149
Net cash (used in)/provided by operating activities	(367,202)	59,252	(119,567)	138,105	(348,664)

Cash flows from investing activities:
Proceeds from sale of units placed in trust	—	—	—	(49,589,984)	(49,589,984)
Proceeds from sale of warrants placed in trust	—	—	—	(2,800,000)	(2,800,000)
Interest income earned on funds held in trust	(26,981)	(689,199)	(1,100,550)	(153,788)	(1,281,319)
Withdrawals for payments of income tax expense	—	—	610,000	—	610,000
Withdrawals for working capital	300,000	—	—	—	300,000
Net cash provided by (used in) investing activities	273,019	(689,199)	(490,550)	(52,543,772)	(52,761,303)

Cash flows from financing activities:
Proceeds from sale of stock to initial stockholders	—	—	—	25,000	25,000
Proceeds from note payable to affiliate	—	—	—	200,000	200,000
Advance from affiliates	—	—	—	37,500	37,500
Repayment to affiliates	—	—	—	(37,500)	(37,500)
Gross proceeds from initial public offering	—	—	—	53,010,500	53,010,500
Proceeds from issuance of warrants	—	—	—	2,800,000	2,800,000
Payment of offering costs	—	(57,565)	(57,565)	(2,571,486)	(2,629,051)
Repayment of note payable to affiliate	—	—	—	(200,000)	(200,000)
Net cash (used in)/provided by financing activities	—	(57,565)	(57,565)	53,264,014	53,206,449

Net (decrease)/increase in cash	(94,183)	(687,512)	(667,682)	858,347	96,482

Cash at beginning of period	190,665	858,347	858,347	—	—
Cash at end of period	$96,482	$170,835	$190,665	$858,347	$96,482

Supplemental Disclosures:

Non-cash financing activities:
Deferred underwriting compensation	$—	$—	$—	$1,590,312	$1,590,312
Additional paid-in capital from discount on note payable to affiliate	$—	$—	$—	$17,569	$—
Increase in deferred offering costs, and in related accounts payable and accrued expenses and due to affiliates	$—	$—	$—	$56,178
Cash flow information:
Cash paid during the period for income taxes	$—	$260,000	$610,000	$—	$610,000
Cash paid for interest	$—	$—	$—	$5,987	$5,987

See notes to financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Statements of Cash Flows
For the years ended May 31, 2009 and May 31, 2008

	Year ended May 31, 2009	Year ended May 31, 2008

Cash flows from operating activities:
Net income/(loss)	$(414,887)	$301,140
Adjustments to reconcile net income/(loss) to net
cash provided by (used in) operating activities
Accretion of interest on note payable	—	16,249
Deferred income taxes	(261,303)	(117,233)
Changes in assets and liabilities
Decrease/(Increase) in prepaid expenses	72,732	(145,668)
Increase in refundable income tax	(150,486)	—
Increase in accounts payable and accrued expenses	198,364	128,726
Increase/(decrease) in income tax payable	(52,590)	52,590
Decrease in interest payable	—	(817)
Increase in deferred interest	62,149	—
Net cash (used in)/provided by operating activities	(546,021)	234,987

Cash flows from investing activities:
Proceeds from sale of units placed in trust	—	(49,589,984)
Proceeds from sale of warrants placed in trust	—	(2,800,000)
Interest income earned on funds held in trust	(438,332)	(842,987)
Withdrawals for payments of income tax expense	610,000	—
Withdrawals for working capital	300,000	—
Net cash provided by (used in) investing activities	471,668	(53,232,971)

Cash flows from financing activities:
Proceeds from sale of stock to initial stockholders	—	—
Proceeds from note payable to affiliate	—	—
Advance from affiliates	—	—
Repayment to affiliates	—	(37,500)
Gross proceeds from initial public offering	—	53,010,500
Proceeds from issuance of warrants	—	2,800,000
Payment of offering costs	—	(2,589,122)
Repayment of note payable to affiliate	—	(200,000)
Net cash provided by financing activities	—	52,983,878

Net (decrease)/increase in cash	(74,353)	(14,106)

Cash at beginning of period	170,835	184,941
Cash at end of period	$96,482	$170,835

Supplemental Disclosures:

Non-cash financing activities:
Deferred underwriting compensation	$—	$1,590,312
Cash flow information:
Cash paid during the period for income taxes	$350,000	$260,000
Cash paid for interest	$—	$5,987

See notes to financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Notes to Financial Statements

Note 1 – Organization and Nature of Business Operations

Camden Learning Corporation (the “Company”) is a blank check company incorporated in the state of Delaware on April 10, 2007 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more operating businesses in the education industry.  In April 2007, the Company issued 1,562,500 shares of common stock to the Initial Stockholders for an aggregate amount of $25,000.  The Company is 20.4% owned by Camden Learning, LLC, whose members are Camden Partners Strategic Fund III, LP and Camden Partners Strategic Fund III-A, LP.

At May 31, 2009, the Company had not commenced any operations.  All activity through May 31, 2009 relates to the Company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 3.  Effective with the execution of the Merger Agreement described in Note 12, the Board of Directors of Camden unanimously voted to change Camden’s fiscal year end from December 31 to May 31.

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

Upon the closing of the Offering, the Over-Allotment Option Exercise by the underwriters and the private placement of warrants (see Note 4), $52,389,984 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the dissolution of the Company.  The proceeds in the trust account include the deferred underwriting discount of $1,590,312 that will be released to the underwriters if the initial Business Combination is completed (subject to a $0.24 per share reduction for public stockholders who exercise their redemption rights).  Interest (after taxes) earned on assets held in the trust account will remain in the trust.  However, up to $600,000 of the interest earned on the trust account, and amounts required for payment of taxes on interest earned, may be released to the Company to cover a portion of the Company’s operating expenses and expenses incurred in connection with the Company’s dissolution and liquidation, if a Business Combination is not consummated.  Through May 31, 2009, $610,000 has been withdrawn from the trust account for payment of income taxes and $300,000 has been withdrawn for payment of operating expenses.

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

Earnings (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted net income per common share reflects the additional dilution for all potentially dilutive securities such as outstanding warrants and the underwriter’s option described in Note 3. The effect of the warrants outstanding as of May 31, 2009 and 2008 for the purchase of 6,626,000 shares issued in connection with the Offering and for the purchase of 2,800,000 shares issued in a private placement have not been considered in the computation of diluted net income (loss) per common share since the ability of the holders to exercise the warrants is contingent upon the consummation of a Business Combination. The effect of the 625,000 units included in the underwriters’ option (See Note 3) has not been considered in the calculation of diluted earnings (loss) per common share since the average market price of a unit through May 31, 2009 and 2008 was less than the exercise price per unit.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The Company adoption of EITF 07-5 did not have a significant impact on the Company’s financial statements.

No other recently issued accounting pronouncements that became effective during the year ended May 31, 2009 or that will become effective in a subsequent period has had or is expected to have a material impact on our financial statements.

Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

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

The Company is allocated a percentage of the part-time accounting staff’s salaries from Camden Partners Holdings.  The allocation percentage is based upon the amount of the staff’s time spent on the Company.

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

Note 5 – Restricted Funds Held in Trust:

	5 months ended	5 months ended	For the Year ended	For the Year ended	April 10, 2007 (Inception) Through
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008	May 31, 2009

Investments held in trust - beginning of period	$53,034,322	$52,543,772	$53,232,971	$–	$–

Contribution to trust (which includes the deferred
underwriting discount and commission of $1,590,312)	-	-	-	52,389,984	52,389,984

Interest income received	26,981	689,199	438,332	842,987	1,281,319

Withdrawals for working capital	(300,000)	-	(300,000)	-	(300,000)

Withdrawals to pay taxes	-	-	(610,000)	-	(610,000)

Total investments held in trust	$52,761,303	$53,232,971	$52,761,303	$53,232,971	$52,761,303

At May 31, 2009, $300,000 remains available for working capital purposes from the restricted funds held in the Trust Account.

Note 6 – Common Stock Subject to Possible Redemption

The Company will not proceed with a Business Combination if Public Stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights.  Accordingly, the Company may effect a Business Combination only if stockholders owning one share less than 30% of the shares sold in this Offering exercise their redemption rights.  If this occurred, the Company would be required to redeem for cash up to one share less than 30% of the 6,626,300 shares of common stock sold in the Offering, or 1,987,889 shares of common stock, at a per-share redemption price of $7.92 (plus their pro-rata portion of the interest earned on the trust account, net of (i) taxes payable on interest earned and (ii) up to $600,000 of interest income released to the Company to fund its working capital), which includes $0.24 per share of deferred underwriting discount and commissions which the underwriters have agreed to forfeit to pay redeeming stockholders. Through May 31, 2009, total interest earned of $1.28 million less estimated taxes on interest earned of $474,088 and working capital of $600,000 is approximately $207,231. The dissenting stockholder’s pro-rata share of this amount is reflected on the balance sheet as deferred interest.

Note 7 – Commitments

The Company entered into an engagement agreement with a consultant on June 23, 2008.  The consultant will provide financial advisory services to the Company in connection with a potential Business Combination with certain predetermined entities.  The Company is obligated to pay the consultant 1.5% of the Transaction Value (as defined in the engagement agreement), provided, however, the aggregate Transaction Fee shall not be less than $1,000,000 in the event a Business Combination is completed with any of the predetermined entities.  The Company also agreed to reimburse the consultant for its reasonable business expenses in connection with services rendered.  The agreement is on a month-to-month basis.  Upon termination, no party shall have any liability to the other except that the consultant shall be entitled to its transaction fee if, within twelve (12) months from the date of termination of the agreement, the Company consummates a Business Combination with one of the predetermined entities.  Dlorah, Inc. was not one of the predetermined entities.

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

Note 10 – Income Taxes

The Company’s benefit and provision for income taxes consist of:

	5 months ended May 31, 2009	5 months ended May 31, 2008	Year ended December 31, 2008	April 10, 2007(Inception) Through December 31, 2007	For the Period from April 10, 2007 (Inception) Through May 31, 2009	Year ended May 31, 2009	Year ended May 31, 2008

Federal	$4,114	$215,837	$341,603	$37,859	$374,211	$119,743	$254,136
State	799	49,744	65,989	9,150	85,303	27,181	58,454
Deferred	(155,926)	(98,092)	(203,469)	(19,141)	(378,536)	(261,303)	(117,233)
	$(151,013)	$167,489	$204,123	$27,868	$80,978	$(114,379)	$195,357

Significant components of the Company’s deferred tax asset are as follows:

	May 31, 2009	May 31, 2008	December 31, 2008	December 31, 2007

Expenses deferred for income tax purposes	$483,230	$117,233	$249,865	$19,141
Less: Valuation Allowance	104,694	-	27,255	-
Total	$378,536	$117,233	$222,610	$19,141

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate to pretax income from operations is summarized below:

	5 months ended May 31, 2009	5 months ended May 31, 2008	Year ended December 31, 2008	April 10, 2007 (Inception) Through December 31, 2007	Year ended May 31, 2009	Year ended May 31, 2008

Computed expected tax expense	34%	34%	34%	34%	34%	27%
Permanent differences	0%	0%	0%	0%	0%	7%
Change in valuation allowance	-5%	3%	4%	0%	-5%	0%
State income tax net of federal benefit	5%	5%	4%	5%	5%	5%
Effective tax rate	34%	42%	42%	39%	34%	39%

The Company is considered to be in the development stage for income tax reporting purposes.  Federal income tax regulations require that the Company defer substantially all of its operating expenses for tax purposes until the Company begins business operations.    The Company has  recorded a valuation allowance  against a portion of its state and local deferred tax asset because it believes that based on current operations at May 31, 2009, it will not be able to fully utilize this asset.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	May 31, 2009
	Total	Level 1	Level 2	Level 3

Funds Held in Trust	$52,761,303	$52,761,303	$—	$—

Total assets	$52,761,303	$52,761,303	$—	$—

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

Note 12 – Subsequent Events

On August 7, 2009, Camden, Dlorah, Inc., a privately owned South Dakota corporation (“Dlorah”), and Dlorah Subsidiary, Inc., a newly formed Delaware Corporation and wholly-owned subsidiary of Camden (“Merger Sub”), entered into an Agreement and Plan of Reorganization, which agreement was amended and restated in its entirety on August 11, 2009 (as amended, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, the Dlorah stockholders have agreed to contribute all of the outstanding capital stock of Dlorah to Camden in exchange for shares of a newly created class of stock, warrants and restricted shares of currently authorized common stock of Camden. At the closing, Merger Sub will merge with and into Dlorah with Dlorah surviving as a wholly-owned subsidiary of Camden (the “Transaction”).  In connection with the Transaction, Camden intends to apply to have its common stock and warrants listed on either the Nasdaq Capital Market or the Nasdaq Global Market, as the parties may mutually determine.

Camden’s board of directors has unanimously approved the Merger Agreement and recommends its stockholders vote to approve the Merger Agreement, and each other proposal to be set forth in the definitive proxy statement, at the special meeting of Camden’s stockholders to be held pursuant to the terms of Camden’s certificate of incorporation.

Dlorah, Inc., through its education divisions known as National American University (“NAU”), operates a private, for-profit university with 16 campuses in seven states, as well as extensive online course offerings.  NAU offers undergraduate and graduate career-oriented technical and professional degree programs for traditional, working adult and international learners at physical campuses and online.  NAU offers core academic programs in accounting, applied management, business administration, health care and information technology.  NAU also offers graduate degree programs that include a Master of Business Administration and a Master of Management degree.  Dlorah, through its real estate division, develops leases and sells luxury condominiums, apartments and townhouses in Rapid City, South Dakota.

If approved, the Transaction is expected to be consummated promptly following the receipt of approval from Camden stockholders and the satisfaction or waiver of the other conditions described herein and in the Merger Agreement.

Exhibits.

We hereby file as part of this Transition Report on Form 10-K the Exhibits listed in the attached Exhibit Index.  Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549.  Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement. (5)
3.1	Amended and Restated Certificate of Incorporation. (5)
3.2	Amended and Restated By-laws.
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Common Stock Certificate.(3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement between Continental Stock Transfer and Trust Company and the Registrant.(2)
4.5	Form of Unit Option Purchase Agreement between the Registrant and Morgan Joseph & Co. Inc. (2)
10.1.1	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Camden Learning, LLC. (2)
10.1.2	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Jack L. Brozman. (3)
10.1.3	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Therese Kreig Crane, Ed.D. (3)
10.1.4	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Ronald Tomalis. (3)
10.1.6	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and William Jews.(3)
10.2	Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and the Registrant. (5)
10.3	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (5)
10.4	Registration Rights Agreement among the Registrant and the Initial Stockholders. (5)
10.5	Lease/Office Services Agreement dated November 20, 2007 by and among the Registrant and Camden Partners Holdings, LLC. (2)
10.6	Amended and Restated Subscription Agreement between the Registrant and certain officers and directors of the Registrant.(4)
10.7	Promissory Note in the amount of $200,000 dated April 26, 2007 issued in favor of Camden Learning, LLC.(4)
10.8	Right of First Refusal Agreement by and among Camden Learning LLC, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. (4)
10.9	Agreement and Plan of Reorganization, dated as of August 7, 2009, by and among Camden Learning Corporation, Dlorah, Inc. and Dlorah Subsidiary, Inc. (6)
10.10	Amended and Restated Agreement and Plan of Reorganization, dated as of August 10, 2009, by and among Camden Learning Corporation, Dlorah, Inc. and Dlorah Subsidiary, Inc. (6)
31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
99.1	Code of Ethics.
(1)  Previously filed with the SEC on Form 8-K on December 5, 2007.
(2)  Previously filed with the SEC on Form S-1/A on November 27, 2007.
(3)  Previously filed with the SEC on Form S-1/A on August 17, 2007.
(4)  Previously filed with the SEC on Form S-1/A on July 27, 2007.
(5)  Previously filed with the SEC on Form 8-K on December 5, 2007.
(6)  Previously filed with the SEC on Form 8-K on August 11, 2009.

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

Signature	Title	Date

/s/ David L. Warnock	President, Chief Executive Officer and Chairman	August 20, 2009
David L. Warnock	(principal executive officer)

/s/ Donald W. Hughes	Chief Financial Officer and Secretary	August 20, 2009
Donald W. Hughes	(principal financial and accounting officer)

/s/ Therese Crane	Director	August 20, 2009
Therese Kreig Crane

/s/ Ronald Tomalis	Director	August 20, 2009
Ronald Tomalis

/s/ William Jews	Director	August 20, 2009
William Jews