Form 10-Q
period 2009-08-31
Camden Learning CORP
filed 2009-10-09
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2009 or

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

As of October 8, 2009 there were 8,188,800 shares of the Company’s common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of August 31, 2009 (unaudited) and May 31, 2009	F-1
	Condensed Statements of Operations for the three months ended August 31, 2009 and 2008 (unaudited) and for the period from April 10, 2007 (inception) to August 31, 2009 (unaudited)	F-2
	Condensed Statements of Stockholder’s Equity (unaudited) for the period from April 10, 2007 (inception) to August 31, 2009	F-3
	Condensed Statements of Cash Flows for the three months ended August 31, 2009 and 2008 (unaudited) and for the period from April 10, 2007 (inception) to August 31, 2009 (unaudited)	F-4
	Notes to Condensed Financial Statements (unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	8

PART II – OTHER INFORMATION		8

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

SIGNATURES		10

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes thereto which are included in this quarterly report on Form 10-Q and the Company’s audited financial statements and notes thereto included in our Form 10-K for our fiscal year ended May 31, 2009.

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

On August 7, 2009, Camden, Dlorah, Inc. a privately owned South Dakota corporation (“Dlorah”), and Dlorah Subsidiary, Inc., a newly formed Delaware Corporation and wholly-owned subsidiary of Camden (“Merger Sub”), entered into an Agreement and Plan of Reorganization, which agreement was amended and restated in its entirety on August 11, 2009 (as amended, the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, the Dlorah stockholders have agreed to contribute all of the outstanding capital stock of Dlorah to Camden in exchange for shares of a newly created class of stock, warrants and restricted shares of currently authorized common stock of Camden.  At closing, Merger Sub will merge with and into Dlorah with Dlorah surviving as a wholly-owned subsidiary of Camden (the “Transaction”).  In connection with the Transaction, Camden intends to apply to have its common stock and warrants listed on either the Nasdaq Capital Market or the Nasdaq Global Market, as the parties may mutually determine.

Dlorah, Inc., through its education divisions known as National American University (“NAU”), operates a private, for-profit university with 16 campuses in seven states, as well as extensive online course offerings.  NAU offers undergraduate and graduate career-oriented technical and professional degree programs in accounting, applied management, business administration, health care and information technology.  NAU also offers graduate degree programs that include a Master of Business Administration and a Master of Management degree.  Dlorah, through its real estate division, develops, leases and sells luxury condominiums, apartments and townhouses in Rapid City, South Dakota.

Pursuant to the Merger Agreement, Camden will acquire all of the outstanding shares of Dlorah through a structured transaction valued at approximately $143,800,000 in connection with which the Dlorah stockholders will receive (1) 100,000 shares of a class of stock to be created immediately prior to the closing of the Transaction, such series to be known as Class A Stock, which shares shall be convertible into 15,730,000 shares of Common Stock, as such conversion number may be adjusted as described herein and in the Merger Agreement, (2) 2,800,000 newly issued Common Stock purchase warrants to purchase up to 2,800,000 shares of Common Stock at an exercise price of $5.50 per share, and (3) 575,000 shares of restricted Common Stock, which such shares shall not be freely tradable until such time as the Common Stock trades at or above $8.00 per share for any sixty (60) consecutive trading day period; provided, that such shares of restricted Common Stock shall be forfeited on the fifth (5th) anniversary of the date of issuance, if such restriction has not been satisfied.  The Class A Stock shall be entitled to an annual accruing dividend equal to $0.44 per share for the first two years following issuance and shall automatically convert into Common Stock at the end of such two year period.  When and if a dividend is paid on the Class A Stock, the holders of Common Stock will receive a dividend equal to one-fourth of the total of the dividend paid on the Class A Stock.

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

The net aggregate amount of proceeds held in Camden’s trust account will be available for use as working capital of Dlorah following consummation of the Transaction.  Pursuant to the Merger Agreement, such amount shall be no less than $22,166,290 after payment in full of any taxes then due and owing, the deferred underwriting fee owed to the underwriter’s of Camden’s initial public offering, any fees and expenses payable to Camden’s investment bankers, attorneys, accountants and other advisors, any amounts paid to Camden stockholders, warrantholders or unit holders for conversion of their Common Stock or units or repurchase of their Common Stock, units or warrants, and any other of Camden’s or Merger Sub’s unpaid costs, fees and expenses associated with the Merger Agreement, the proxy statement to be filed in connection therewith and the transactions contemplated thereby.

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

We received gross proceeds of approximately $53,010,400 (which includes the proceeds of a private placement of 2,800,000 warrants for $2,800,000 to our sponsor, Camden Learning, LLC) from the IPO, of which $52,389,984 was placed in a trust account for the benefit of our holders of Common Stock purchased in the IPO or in the aftermarket.  As of August 31, 2009, $52,487,764 was held on deposit in the trust account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee.   At August 31, 2009, no funds remain available for working capital purposes from the restricted funds held in the Trust Account.

	For the three	For the three	April 10, 2007
	months ended	months ended	(inception) through
	August 31, 2009	August 31, 2008	August 31, 2009

Investments held in trust – beginning of period	$52,761,303	$53,232,971	$-

Contribution to trust (which includes the deferred underwriting discount and commission of $1,590,312 )	-	-	52,389,984

Interest income received	4,468	301,237	1,285,787

(Withdrawals)/refunds for taxes	21,993	(435,000)	(588,007)

Withdrawals for working capital (a)	(300,000)	-	(600,000)

Total investments held in trust	$52,487,764	$53,099,208	$52,487,764

(a)	Limited to $600,000

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

RESULTS OF OPERATIONS

For the three months ended August 31, 2009, we had a net loss of $825,970 consisting of interest income of $3,624 less costs attributable to general and administrative expenses of $830,582 and net of a benefit for income taxes of $988.  For the three months ended August 31, 2008, we had net income of $92,800, consisting of interest income of $265,325 less costs attributable to organization, formation and general and administrative expenses of $105,333 and net of a provision for income taxes of $67,192.  The decrease in interest income for the period was a result of a significant decrease in the interest rate caused by an increase in demand for government securities and treasury bills. For the period from April 10, 2007 (inception) through August 31, 2009, we had a net loss of $942,984, consisting of interest income of $1,229,422 less costs attributable to organization, formation and general and administrative expenses of $2,068,860 and net of a provision for income taxes of $79,990.

The Company received net proceeds from the offering and sale of the underwriters’ purchase option of $47,492,852, before deducting deferred underwriting compensation of $1,500,000.  On December 19, 2007 the underwriters for the offering exercised a portion of their over-allotment option, generating proceeds of $2,889,984, before deducting deferred underwriting compensation of $90,312.

On August 11, 2009, we entered into a Merger Agreement pursuant to which we will issue equity securities as consideration for all the outstanding stock of Dlorah, as more fully described above.   In addition, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate the Transaction.  Subject to compliance with applicable securities laws, we would only effectuate such a fund-raising in anticipation of or simultaneously with the consummation of the Transaction.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of October, 2009.

CAMDEN LEARNING CORPORATION.

By:	/s/ David L. Warnock
Name: David L. Warnock Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Donald W. Hughes
Name: Donald W. Hughes Title: Chief Financial Officer (Principal Financial Officer)

Camden Learning Corporation
(a corporation in the development stage)

Condensed Balance Sheets

	August 31, 2009	May 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$176,993	$96,482
Prepaid expenses	36,468	72,936
Refundable income tax	129,481	150,486
Total current assets	342,942	319,904

Restricted funds held in trust	52,487,764	52,761,303
Deferred tax asset	378,536	378,536
Total assets	$53,209,242	$53,459,743

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$865,215	$290,590
Deferred interest	62,993	62,149
Total current liabilities	928,208	352,739

Deferred underwriting compensation	1,590,312	1,590,312

Total liabilities	2,518,520	1,943,051

Commitments

Common stock, subject to possible redemption 1,987,889 shares	15,744,081	15,744,081

Stockholders’ equity
Preferred Stock, $.0001 par value, 1,000,000 shares
authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 20,000,000 shares
authorized; 8,188,800 shares issued and outstanding (less 1,987,889 shares subject to possible redemption)	620	620
Additional paid-in capital	35,889,005	35,889,005
Deficit accumulated during the development stage	(942,984)	(117,014)
Total stockholders’ equity	34,946,641	35,772,611
Total liabilities and stockholders’ equity	$53,209,242	$53,459,743

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Unaudited Condensed Statements of Operations
 For the three months ended August 31, 2009 and 2008 and for the period from
April 10, 2007 (inception) through August 31, 2009

	For the three months ended August 31, 2009		For the three months ended August 31, 2008	April 10, 2007 (inception) through August 31, 2009

Operating expenses:
Operating and formation expenses		$830,582	$105,333	$2,068,860

Loss from operations		(830,582)	(105,333)	(2,068,860)

Other income:
Interest income, net		3,624	265,325	1,205,866

Income/(loss) before provision for taxes		(826,958)	159,992	(862,994)

Benefit/(Provision) for income taxes		988	(67,192)	(79,990)

Net income/(loss)	$	(825,970)	$92,800	$(942,984)

Net income /(loss) per share
Basic and Diluted		$(0.10)	$0.01

Weighted average shares outstanding
Basic and Diluted		8,188,800	8,188,800

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Condensed Statements of Stockholders’ Equity
For the cumulative period from April 10, 2007 (inception) to August 31, 2009 (unaudited)

				Retained
				Earnings
	Common Stock			Accumulated
			Additional	During the	Total
			Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on April 10, 2007 at approximately $.02 per share	1,562,500	$156	$24,844	$—	$25,000

Discount on note payable to affiliate	—	—	17,569	—	17,569

Net income	—	—	—	(3,267)	(3,267)

Balance at May 31, 2007	1,562,500	$156	$42,413	$(3,267)	$39,302

Sale of 6,626,300 units, net of underwriters’ discount and offering expenses of $507,248 (including 1,987,889 shares subject to possible redemption) and sale of underwriter’s over-allotment option	6,626,300	663	48,791,861	—	48,792,524

Sale of 2,800,000 private placement warrants on November 29, 2007 at $1.00 per warrant			2,800,000		2,800,000

Net proceeds subject to possible redemption of 1,987,889 shares		(199)	(15,743,882)		(15,744,081)

Offering expenses			(1,387)		(1,387)

Net income	—	—	—	301,140	301,140

Balance at May 31, 2008	8,188,800	$620	$35,889,005	$297,873	$36,187,498

Net loss	—	—	—	(414,887)	(414,887)

Balance at May 31, 2009	8,188,800	$620	$35,889,005	$(117,014)	$35,772,611

Net loss	—	—	—	(825,970)	(825,970)

Balance at August 31, 2009	8,188,800	$620	$35,889,005	$(942,984)	$34,946,641

See notes to condensed financial statements

Camden Learning Corporation
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows
For the three months ended August 31, 2009 and 2008, and for the period from
April 10, 2007 (inception) through August 31, 2009

	Three months ended August 31, 2009	Three Months ended August 31, 2008	April 10, 2007 (inception) through August 31, 2009

Cash flows from operating activities:
Net income (loss)	$(825,970)	$92,800	$(942,984)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion of interest on note payable	—	—	17,569
Deferred income taxes	—	(49,812)	(378,536)
Changes in assets and liabilities
(Increase)/decrease in prepaid expenses	36,468	36,417	(36,468)
(Increase)/decrease in refundable income tax	21,005	(5,406)	(129,481)
Increase/(decrease) in accounts payable and accrued expenses	574,625	(85,065)	865,215
Increase in deferred interest	844	36,246	62,993
Increase/(decrease) in income tax payable	—	(52,590)	—
Net cash used in operating activities	(193,028)	(27,410)	(541,692)

Cash flows from investing activities:
Proceeds from sale of units placed in trust	—	—	(49,589,984)
Proceeds from sale of warrants placed in trust	—	—	(2,800,000)
Interest income earned on funds held in trust	(4,468)	(301,237)	(1,285,787)
Deposit of refund for state taxes paid	(21,993)	—	(21,993)
Withdrawals for payments of income taxes	—	435,000	610,000
Withdrawals for payments of operating expenses	300,000	—	600,000
Net cash provided by (used in) investing activities	273,539	133,763	(52,487,764)

Cash flows from financing activities:
Proceeds from sale of stock to initial stockholders	—	—	25,000
Proceeds from note payable to affiliate	—	—	200,000
Advance from affiliates	—	—	37,500
Repayment to affiliates	—	—	(37,500)
Gross proceeds from initial public offering	—	—	53,010,500
Proceeds from issuance of warrants	—	—	2,800,000
Payment of offering costs	—	—	(2,629,051)
Repayment of note payable to affiliate	—	—	(200,000)
Net cash provided by financing activities	—	—	53,206,449

Net increase in cash	80,511	106,353	176,993

Cash at beginning of period	96,482	170,835	—
Cash at end of period	$176,993	$277,188	$176,993

Supplemental Disclosures:

Non-cash financing activities:
Deferred underwriting compensation	$—	$—	$1,590,312

Cash flow information:
Cash paid during the period for income taxes	$—	$175,000	$610,000
Cash paid for interest	$—	$—	$5,987

See notes to condensed financial statements.

Camden Learning Corporation
(a corporation in the development stage)

Notes to Condensed Financial Statements (unaudited)

Note 1 – Organization and Nature of Business Operations

Camden Learning Corporation (the “Company”) is a blank check company incorporated in the state of Delaware on April 10, 2007 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more operating businesses in the education industry.  The Company is 26.5% owned by Camden Learning, LLC, whose members are Camden Partners Strategic Fund III, LP and Camden Partners Strategic Fund III-A, LP.

At August 31, 2009, the Company had not commenced any operations.  All activity through August 31, 2009 relates to the Company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below.  Effective with the execution of the Merger Agreement described in Note 11, the Board of Directors of Camden unanimously voted to change Camden’s fiscal year end from December 31 to May 31.

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

The trust account is maintained by Continental Stock Transfer & Trust Company, as Trustee in the Morgan Stanley Institutional Liquidity Fund – Treasury Portfolio.  The portfolio invests in U.S. treasuries and short duration repurchase agreements collateralized by the U.S. treasuries.

Upon the closing of the Offering, the Over-Allotment Option Exercise by the underwriters and the private placement of warrants (see Note 4), $52,389,984 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the dissolution of the Company.  The proceeds in the trust account include the deferred underwriting discount of $1,590,312 that will be released to the underwriters if the initial Business Combination is completed (subject to a $0.24 per share reduction for public stockholders who exercise their redemption rights).  Interest (after taxes) earned on assets held in the trust account will remain in the trust.  However, up to $600,000 of the interest earned on the trust account, and amounts required for payment of taxes on interest earned, may be released to the Company to cover a portion of the Company’s operating expenses and expenses incurred in connection with the Company’s dissolution and liquidation, if a Business Combination is not consummated.  Through August 31, 2009, $588,007 has been withdrawn from the trust account for payment of income taxes and $600,000 has been withdrawn for payment of operating expenses.

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

Note 2 – Interim Financial Information

The Company’s unaudited condensed interim financial statements as of August 31, 2009 and for the three months ended August 31, 2009 and 2008, and for the period from April 10, 2007 (date of inception) through August 31, 2009, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended May 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 20, 2009. The May 31, 2009 balance sheet and the changes in stockholders’ equity for the periods ended May 31, 2009 and 2008 have been derived from those audited financial statements.  The accounting policies used in preparing these unaudited financial statements are consistent with those described in the May 31, 2009 audited financial statements.

Management of the Company has reviewed subsequent events through the date of this filing, October 9, 2009.

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

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet based upon the short-term nature of the accounts at August 31, 2009.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The adoption of EITF 07-05 did not have a significant impact on the Company’s financial statements.

No other recently issued accounting pronouncements that became effective during the three months ended August 31, 2009 or that will become effective in a subsequent period has had or is expected to have a material impact on our financial statements.

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

Camden Learning LLC acquired 503,187 shares of Common Stock in September 2009 in open market transactions in accordance with the guidelines of Rule 10b5-1 under the Exchange Act.

Note 6 – Restricted Funds Held in Trust:

	For the three	For the three	April 10, 2007
	months ended	months ended	(inception) through
	August 31, 2009	August 31, 2008	August 31, 2009

Investments held in trust – beginning of period	$52,761,303	$53,232,971	$-

Contribution to trust (which includes the deferred
underwriting discount and commission of $1,590,312 )	-	-	52,389,984

Interest income received	4,468	301,237	1,285,787

(Withdrawals)/refunds for taxes	21,993	(435,000)	(588,007)

Withdrawals for working capital (a)	(300,000)		(600,000)

Total investments held in trust	$52,487,764	$53,099,208	$52,487,764

(a)	Limited to $600,000

Note 7 – Common Stock Subject to Possible Redemption

The Company will not proceed with a Business Combination if Public Stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights.  Accordingly, the Company may affect a Business Combination only if stockholders owning one share less than 30% of the shares sold in this Offering exercise their redemption rights.  If this occurred, the Company would be required to redeem for cash up to one share less than 30% of the 6,626,300 shares of common stock sold in the Offering, or 1,987,889 shares of common stock, at a per-share redemption price of $7.92 (plus their pro-rata portion of the interest earned on the trust account, net of (i) taxes payable on interest earned and (ii) up to $600,000 of interest income released to the Company to fund its working capital), which includes $0.24 per share of deferred underwriting discount and commissions which the underwriters have agreed to forfeit to pay redeeming stockholders. Total interest earned through August 31, 2009, net of taxes of $475,741 and working capital of $600,000, totaled $210,045. The dissenting stockholder’s pro-rata share of this amount is reflected on the balance sheet as deferred interest.

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

Note 10 – Fair Value of Financial Instruments

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	August 31, 2009
	Total	Level 1	Level 2	Level 3

Funds Held in Trust	$52,487,764	$52,487,764	$—	$—

Total assets	$52,487,764	$52,487,764	$—	$—

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

Note 11 – Proposed Transaction

On August 7, 2009, Camden, Dlorah, Inc. a privately owned South Dakota corporation (“Dlorah”), and Dlorah Subsidiary, Inc., a newly formed Delaware Corporation and wholly-owned subsidiary of Camden (“Merger Sub”), entered into an Agreement and Plan of Reorganization, which agreement was amended and restated in its entirety on August 11, 2009 (as amended, the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, the Dlorah stockholders have agreed to contribute all of the outstanding capital stock of Dlorah to Camden in exchange for shares of a newly created class of stock, warrants and restricted shares of currently authorized common stock of Camden.  At closing, Merger Sub will merge with and into Dlorah with Dlorah surviving as a wholly-owned subsidiary of Camden (the “Transaction”).  In connection with the Transaction, Camden intends to apply to have its common stock and warrants listed on either the Nasdaq Capital Market or the Nasdaq Global Market, as the parties may mutually determine.

Dlorah, Inc., through its education division known as National American University (“NAU”), operates a private, for-profit university with 16 campuses in seven states, as well as extensive online course offerings.  NAU offers undergraduate and graduate career-oriented technical and professional degree programs in accounting, applied management, business administration, health care and information technology.  NAU also offers graduate degree programs that include a Master of Business Administration and a Master of Management degree.  Dlorah, through its real estate division, develops, leases and sells luxury condominiums, apartments and townhouses in Rapid City, South Dakota.

If approved, the Transaction is expected to be consummated promptly following the receipt of approval from Camden stockholders and the satisfaction or waiver of the other conditions described herein and in the Merger Agreement.