Form 10-Q
period 2009-11-30
National American University Holdings, Inc.
filed 2010-01-12
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File No. 000-52919
National American University Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-0479936
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5301 S. Highway 16, Suite 200	57701
Rapid City, SD	(Zip Code)
(Address of principal executive offices)
(605) 721-5220
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 11, 2010, there were 6,031,105 shares of Common Stock, $0.0001 par value per share, and 100,000 shares of Class A Common Stock, $0.0001 par value per share, outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
(formerly Dlorah, Inc.)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2009 AND MAY 31, 2009
(In thousands except per share data)

	November 30,	May 31,
	2009	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,637	$3,508
Investments	3,073	4,417
Student receivables — net of allowance of $403 and $115 at November 30, 2009 and May 31, 2009, respectively	3,860	1,207
Institutional receivables	1,137	173
Student notes receivable — current portion — net of allowance	0	30
Bookstore inventory	687	604
Deferred income taxes	1,140	1,090
Prepaid and other current assets	400	410

Total current assets	36,934	11,439

PROPERTY AND EQUIPMENT
Land	718	718
Land improvements	374	374
Buildings and building improvements	16,487	16,147
Furniture, vehicles, and equipment	15,441	14,564

Total gross property and equipment	33,020	31,803
Less accumulated depreciation	(20,578)	(19,651)

Total net property and equipment	12,442	12,152

OTHER ASSETS:
Condominium inventories	3,636	3,802
Student notes receivable — net of current portion and allowance	131	105
Land held for future development	312	312
Course development — net of accumulated amortization of $981 and $804 at November 30, 2009 and May 31, 2009, respectively	746	767
Restricted Investment	209	0
Other	281	288

	5,315	5,274

TOTAL	$54,691	$28,865

(continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
(formerly Dlorah, Inc.)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2009 AND MAY 31, 2009
(In thousands except per share data)

	November 30,	May 31,
	2009	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt — current portion	$2,322	$2,147
Lines of credit	3,135	3,305
Accounts payable	5,375	3,564
Dividends payable	1,896	0
Student accounts payable	253	314
Deferred income	499	367
Income tax payable	1,554	551
Accrued and other liabilities	5,841	4,900

Total current liabilities	20,875	15,148

LONG-TERM DEBT — Net of current portion	4,077	6,507

DEFERRED INCOME TAXES	1,081	1,503

OTHER LONG-TERM LIABILITIES	857	815

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common (100,000 authorized, issued and outstanding; $0.0001 par)	0	0
Common stock (50,000,000 authorized, 6,031,105 issued and outstanding; $0.0001 par)	1	0
Additional paid-in capital	17,679	385
Retained earnings	10,318	7,251
Accumulated other comprehensive income	118	109

	28,116	7,745
Less treasury stock at cost	0	(1,869)

Total National American University Holdings, Inc.
stockholders’ equity	28,116	5,876
Non-controlling interest	(315)	(984)

Total equity	27,801	4,892

TOTAL	$54,691	$28,865

(concluded)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
(formerly Dlorah, Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2009 AND
     NOVEMBER 30, 2008
(In thousands except per share data)

	Six Month Period Ended		Three Month Period Ended
	November 30,		November 30,
	2009	2008	2009	2008
REVENUE:
Academic revenue	$37,336	$25,103	$21,463	$14,321
Auxiliary revenue	2,644	1,918	1,504	1,032
Rental income — apartments	483	478	232	240
Condominium sales	238	211	238	0

Total revenue	40,701	27,710	23,437	15,593

OPERATING EXPENSES:
Cost of educational services	7,385	5,980	3,978	3,252
Selling, general and administrative	23,563	19,133	12,384	9,745
Auxiliary expense	1,036	789	610	431
Cost of condominium sales	166	176	166	0

Total operating expenses	32,150	26,078	17,138	13,428

INCOME FROM OPERATIONS	8,551	1,632	6,299	2,165

OTHER INCOME (EXPENSE):
Interest income	119	129	33	53
Interest expense	(315)	(438)	(158)	(205)
Gain on disposition of property and equipment	0	118	0	0
Other income — net	48	45	24	19

Total other expense	(148)	(146)	(101)	(133)

INCOME BEFORE INCOME TAXES	8,403	1,486	6,198	2,032

INCOME TAX EXPENSE	(3,456)	(530)	(2,501)	(758)

NET INCOME	4,947	956	3,697	1,274

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	16	(32)	7	28

NET INCOME ATTRIBUTABLE TO NAU HOLDINGS, INC.	4,963	924	3,704	1,302

OTHER COMPREHENSIVE INCOME —
Unrealized gains on investments	9	171	22	141

COMPREHENSIVE INCOME ATTRIBUTABLE TO NAU HOLDINGS, INC.	$4,972	$1,095	$3,726	$1,443

(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
(formerly Dlorah, Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2009 AND
     NOVEMBER 30, 2008
(In thousands except per share data)

	Six Month Period Ended		Three Month Period Ended
	November 30,		November 30,
	2009	2008	2009	2008
Basic EPS
Class A
Distributed earnings	$17.30	$—	$17.30	$—
Undistributed earnings	$30.23	$9.24	$17.57	$13.02

Total	$47.53	$9.24	$34.87	$13.02

Common
Distributed earnings	$0.03	$—	$0.03	$—
Undistributed earnings	$0.19	$—	$0.11	$—

Total	$0.22	$—	$0.14	$—

Diluted EPS
Class A
Distributed earnings	$17.30	$—	$17.30	$—
Undistributed earnings	$30.16	$9.24	$17.49	$13.02

Total	$47.46	$9.24	$34.79	$13.02

Common
Distributed earnings	$0.03	$—	$0.03	$—
Undistributed earnings	$0.19	$—	$0.10	$—

Total	$0.22	$—	$0.13	$—

Weighted Average Shares
Basic EPS
Class A	100,000	100,000	100,000	100,000
Common	227,589	n/ a	457,680	n/ a

Diluted EPS
Class A	100,000	100,000	100,000	100,000
Common	262,788	n/ a	528,465	n/ a
(concluded)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
(formerly Dlorah, Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND NOVEMBER 30, 2008
(In thousands except per share data)

	Equity attributable to NAU Holdings, Inc.
					Accumulated		Equity
			Additional		other		attributable to	Total
	Class A	Common	paid-in	Retained	comprehensive	Treasury	non-controlling	stockholders’
	common	stock	capital	Earnings	income	stock	interest	equity
Balance — May 31, 2008	0	$0	$385	$4,187	$28	$(1,869)	$(971)	$1,760
Comprehensive income:
Net (Loss) income	0	0	0	924	0	0	32	956
Unrealized gain on investments	0	0	0	0	171	0	0	171

Balance — November 30, 2008	$0	$0	$385	$5,111	$199	$(1,869)	$(939)	$2,887

Balance — May 31, 2009	$0	$0	$385	$7,251	$109	$(1,869)	$(984)	$4,892
Recapitalization of Dlorah, Inc.	0	1	22,508	0	0	0	0	22,509
Retirement of Treasury Stock	0	0	(1,869)	0	0	1,869	0	0
Merger costs associated with reverse merger	0	0	(3,345)	0	0	0	0	(3,345)
Contributed capital from non-controlling interest holders	0	0	0	0	0	0	685	685
Dividends declared	0	0	0	(1,896)	0	0	0	(1,896)
Comprehensive income:
Net income (loss)	0	0	0	4,963	0	0	(16)	4,947
Unrealized loss on investments	0	0	0	0	9	0	0	9

Balance — November 30, 2009	$0	$1	$17,679	$10,318	$118	$0	$(315)	$27,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
(formerly Dlorah, Inc. )
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND NOVEMBER 30, 2008
(In thousands except per share data)

	November 30,	November 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,947	$956
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,103	1,070
Gain on disposition of property and equipment	0	(118)
Provision for uncollectable tuition	1,057	762
Deferred income taxes	(94)	0
Changes in assets and liabilities:
Accounts and other receivables	(4,674)	(1,485)
Student notes	4	17
Bookstore inventory	(83)	(46)
Prepaid and other current assets	10	(5)
Condominium inventories	166	149
Accounts payable	1,476	(943)
Deferred income	132	256
Other long-term liabilities	42	52
Income tax receivable/payable	1,003	1,097
Accrued and other liabilities	(921)	(156)

Net cash flows provided by operating activities	4,168	1,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(175)	(1,848)
Proceeds from sale of investments	1,319	180
Purchases of property and equipment	(943)	(321)
Proceeds from sale of property and equipment	0	204
Course development	(155)	(96)
Construction of development property with line of credit borrowings	0	(412)
Other	7	0

Net cash flows provided by (used in) investing activities	53	(2,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on lines of credit	0	2,190
Repayments of lines of credit	(170)	(2,405)
Increase in outstanding checks in excess of book balance	0	53
Borrowings of long-term debt	44	0
Repayments of long-term debt	(2,299)	(1,474)
Construction of development property with line of credit borrowings	0	412
Contributed capital by non-controlling interest members	685	0
Cash received in reverse merger	22,092	0
Cash paid for merger costs	(1,444)	0

Net cash flows provided by (used in) financing activities	18,908	(1,224)

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
(formerly Dlorah, Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND NOVEMBER 30, 2008
(In thousands except per share data)

	November 30,	November 30,
	2009	2008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$23,129	$(1,911)

CASH AND CASH EQUIVALENTS — Beginning of year	3,508	2,108

CASH AND CASH EQUIVALENTS — End of period	$26,637	$197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest — net of $-0- and $38 capitalized during the six months ended November 30, 2009 and November 30, 2008, respectively	$316	$447

Cash paid (received) for income taxes	$2,727	$(567)

Dividends declared at November 30, 2009 and November 30, 2008	$1,896	$—

(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND NOVEMBER 30, 2008
(Dollar amounts, except per share, in thousands)
1.	BASIS OF PRESENTATION

The condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements. These financial statements are condensed and do not contain all disclosures required in annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were filed with the Company’s Current Report on Form 8-K on November 30, 2009. Furthermore, the results of operations and cash flows for the six month periods ended November 30, 2008, and November 30, 2009, are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through January 12, 2010. All intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States (GAAP). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to the Condensed Consolidated Financial Statements

Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, income taxes, benefit plans, and certain accruals. Actual results could differ from those estimates.
2.	NATURE OF OPERATIONS

The Company was incorporated in the State of Delaware on April 10, 2007 as Camden Learning Corporation (“Camden”). Camden was a special purpose acquisition company formed to serve as a vehicle for the acquisition of an operating business. On November 23, 2009, pursuant to an Agreement and Plan of Reorganization, Dlorah, became a wholly-owned subsidiary of the Company. The stockholders of Dlorah, received approximately 77% of the equity of the Company. As more fully described in Note 12, the transaction has been accounted for as a reverse merger accompanied by a recapitalization of the Company. The Company is now publicly traded, and is listed on the Over-the-Counter Bulletin Board.

Dlorah is a South Dakota corporation operating NAU. NAU operates 15 campuses within the states of South Dakota, Colorado, Kansas, Missouri, Minnesota, New Mexico, and Texas, including its headquarters in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, company tuition assistance, distance learning programs, and contracts to provide instruction and course materials to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with Department of Education requirements, which include, among other items, the maintenance of certain financial ratios.

The Company, through its Fairway Hills division, also operates luxury apartment units and develops real estate in the Rapid City, South Dakota area.

Approximately 92% and 91% of the Company’s total revenues for the six months ended November 30, 2009 and November 30, 2008, respectively, were derived from NAU’s academic income. Approximately 92% of the Company’s total revenue for the three months ended November 30, 2009 and November 30, 2008 were derived from NAU’s academic income.

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised warrants and restricted stock. As described in Note 6, the Company has two classes of common stock outstanding as of November 30, 2009 with different dividend rates. Therefore, the Company utilized the two class method to calculate and report earnings per share for each class of stock for 2009. During 2008, only one class of common stock was outstanding and there were no dilutive securities outstanding.

	For the six months	For the three months
	ended November 30,	ended November 30,
	2009	2009
Weighted average shares outstanding used to compute basic net income per share	227,589	457,680
Incremental shares issuable upon the assumed exercise of warrants	35,199	70,785

Shares used to compute diluted net income per share	262,788	528,465

4.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures). This standard establishes a framework for measuring fair value. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The Company adopted this standard as of June 1, 2008. It did not have a material impact on the consolidated financial statement. In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157 (codified in FASB ASC Topic 820). This standard delayed the effective date for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of this standard for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial statement. The additional disclosures required by this standard are included in Note 11 fair value measurements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (codified in FASB ASC Topic 825, Financial Instruments). This standard expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under this standard, a company may elect to use fair value to measure various assets and liabilities, including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, and issued debt. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted this standard as of June 1, 2008; however, has elected not to use the fair value option. As a result, there is no impact on the consolidated financial statement.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (codified in FASB ASC Topic 810). This standard requires that a noncontrolling interest in a consolidated entity be reported in equity, but separate from the parent company’s equity, in the financial statements. This standard was effective for fiscal years beginning on or after December 15, 2008. A noncontrolling interest exists in the Partnership. The Company adopted this guidance for the Company’s fiscal year that began on June 1, 2009, which required the Company to record the noncontrolling interest within equity.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (codified in FASB ASC Topic 805, Business Combinations). This standard significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this standard changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This standard is effective for fiscal years beginning after December 15, 2008. The Company has adopted this standard, and is applying the accounting treatment for business combinations on a prospective basis.

On December 11, 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (both codified in FASB ASC Topic 860, Transfers and Servicing). This standard requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interests in VIEs, including sponsors that have a variable interest in a VIE. This standard became effective for the first interim or annual reporting period that ends after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial statement.

In June 2009, the FASB issued FASB Statement No. 165, Subsequent Events (codified in FASB ASC Topic 855, Subsequent Events). This standard established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. This standard is effective for financial periods ending after June 30, 2009. The Company has adopted this standard, but it did not have a material effect on the Company’s consolidated balance sheet or required financial statement disclosures.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (codified in FASB ASC Topic 810). This standard is intended to improve financial reporting by enterprises involved with VIEs. This statement nullifies FSP FAS No. 140-4 and FIN No. 46(R)-8 (codified in FASB ASC Topic 860). This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This will be effective for the Company’s fiscal year beginning June 1, 2010. The Company is still evaluating the impact of this statement on its consolidated financial statement.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (both codified in FASB ASC Topic 320, Investments), which provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. These standards do not amend existing guidance related to other-than-temporary impairments of equity securities. These standards are effective for fiscal years and interim periods ended after June 15, 2009, and was effective for the Company in the first quarter of the fiscal year beginning June 1, 2009. The implementation of this standard did not have a material effect on its consolidated balance sheet or required financial statement disclosures.

5.	LONG-TERM DEBT

At November 30, 2009, long-term debt consisted of the following:

Notes Payable

Note payable to Great Western Bank; matures February 2014; requires monthly payments of $42, including principal and interest; accrues interest at 6.45%; secured by real estate and personally guaranteed by a Company stockholder.	$3,448
Note payable to Wells Fargo Bank; matures June 1, 2011; requires monthly payments of $30; accrues interest at 6%; secured by cash, savings, and investment accounts held at Wells Fargo Bank.	551
Note payable to VFS Financing, Inc.; matures April 2014; requires an initial monthly payment of $19 and monthly payments of $15 thereafter, including principal and interest; accrues interest at a fixed rate of 6.89% per annum; secured by airplane, paid in full in December 2009 and classifed as current at November 30, 2009.	686
Note payable to Great Western Bank; matures March 26, 2012; requires monthly payments of $19, including principal and interest; accrues interest at a variable rate (a) (3.25% at November 30, 2009); secured by substantially all assets of the University and personally guaranteed by a Company stockholder.	522
Note payable to Great Western Bank; matures November 28, 2012; requires monthly payments of $13, including principal and interest; accrues interest at a variable rate (a) (4.00% at November 30, 2009); secured by substantially all assets of the University and personally guaranteed by a Company stockholder.	426
Note payable to Great Western Bank; matures August 17, 2011; requires monthly payments of $15, including principal and interest; accrues interest at a variable rate (a) (3.25% at November 30, 2009); secured by substantially all assets of the University and personally guaranteed by a Company stockholder.	262
(continued)

Notes Payable

Note payable to Great Western Bank; matures on May 18, 2011; requires monthly payments of $13, including principal and interest; accrues interest at a variable rate (a) (3.25% at November 30, 2009); secured by substantially all assets of the University and personally guaranteed by a Company stockholder.	$193
Note payable to Great Western Bank; matures on May 18, 2010; requires monthly payments of $16, including principal and interest; accrues interest at a variable rate (a) (3.25% at November 30, 2009); secured by substantially all assets of the University and personally guaranteed by a Company stockholder.	81
Note payable to Great Western Bank; matures on December 8, 2010; requires monthly payments of $10, including principal and interest; accrues interest at a variable rate (a) (4.00% at November 30, 2009); secured by substantially all assets of the University and personally guaranteed by a Company stockholder.	118
Note payable to Great Western Bank; matures on December 22, 2009; requires monthly payments of $14, including principal and interest; accrues interest at a variable rate (a) (3.25% at November 30, 2009); secured by substantially all assets of the University and personally guaranteed by a Company stockholder.	17
Note payable to Great Western Bank; matures on September 25, 2010; requires monthly payments of $9, including principal and interest; accrues interest at a variable rate (a) (3.25% at November 30, 2009); secured by substantially all assets of the University and personally guaranteed by a Company stockholder.	83
Note payable to Great Western Bank; matures on June 2, 2010; requires monthly payments of $2, including principal and interest; accrues interest at a variable rate (a) (3.25% at November 30, 2009); secured by substantially all assets of the University and personally guaranteed by a Company stockholder.	12

Total long-term debt	6,399

Less current portion	2,322

Long-term portion	$4,077

(Concluded)

(a)	Variable rates are based on prime rate plus an adjustment, which is specific to each note payable agreement.
Future maturities of long-term debt for the five years ending November 30 are as follows:

2010	$2,322
2011	1,035
2012	505
2013	345
2014	2,192
Thereafter	0

$6,399

The Company was in compliance with all debt covenants at November 30, 2009.
6.	STOCKHOLDERS EQUITY

The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of Common Stock, par value $0.0001, (ii) 100,000 shares of Class A Common Stock, par value $0.0001, and (iii) 1,000,000 shares of Preferred Stock, par value $0.0001.

Of the authorized shares, the following were issued and outstanding as of November 30, 2009: (i) 6,031,105 shares of Common Stock and (ii) 100,000 shares of Class A Common Stock (which are convertible into Common Stock at a rate of 157.3 shares of Common Stock for each share of Class A Common Stock). No shares of Preferred Stock were outstanding as of November 30, 2009.

The shares of Common Stock outstanding include the 250,000 shares of restricted Common Stock issued to the former Dlorah stockholders, and the 575,000 shares of restricted Common Stock issued to Camden Learning LLC, in connection with the reverse merger. The restriction lapses when the Company’s stock trades above $8.00 for 60 consecutive days. Should the restriction not lapse by November 23, 2014, the restricted shares will be canceled.

Also, in connection with the reverse merger, the former Dlorah stockholders were issued, in the aggregate, warrants to purchase up to 2,800,000 shares of Common Stock at $5.50 per share that will expire if not converted by November 23, 2011. These warrants contain a cashless exercise feature. These warrants remain outstanding and have not been exercised as of November 30, 2009.

At November 30, 2009, the Company’s outstanding and issued shares consisted of (i) 6,031,105 shares of Common Stock, which includes 825,000 restricted shares (250,000 referred to above and 575,000 with the same restriction), (ii) 100,000 shares of Class A Stock, (iii) -0- shares of Preferred Stock, and (iv) 2,800,000 Warrants. Future equity transactions may include exercise of warrants or issuances of stock, which could result in substantial dilution of existing stockholders.

The holders of Class A Common Stock are entitled to a quarterly dividend equal to $0.11 per quarter (for a total of $0.44 per year) per share of the Common Stock into which such Class A Common Stock is convertible, paid when and if declared by the Board of Directors. If a dividend is paid on the Class A Common Stock, there will also be a dividend paid to holders of Common Stock equal to one-fourth of the per share amount of any Class A Common Stock dividend paid. A dividend totaling $1,896 was declared on November 30, 2009, and is scheduled to be paid in January 2010.
7.	INCOME TAXES

The effective tax rate for the six months ended November 30, 2009 and November 30, 2008, was 41.1% and 35.7%, respectively. The effective tax rate for the three months ended November 30, 2009 and November 30, 2008, was 40.4% and 37.3%.
8.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various claims, proceedings, or lawsuits relating to the conduct of its business. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, cash flows, or future results of operations.

The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. On an ongoing basis, the Company evaluates the results of internal compliance monitoring activities and those of applicable regulatory agencies and, when appropriate, records liabilities to provide for the estimated costs of any necessary remediation. There are no current outstanding actions, but the Company cannot predict the outcome of future program reviews and any unfavorable outcomes could have a material adverse effect on the results of unaudited condensed consolidated statements of operations, cash flows, and financial position.
9.	RELATED-PARTY TRANSACTIONS

The Company is required under 34 CFR668.23(d) to disclose all related-party transactions (as defined within the regulation) regardless of materiality to the financial statements. As described in Note 5, certain notes payable are personally guaranteed by a stockholder of the Company and notes payable are due to stockholders and related parties at November 30, 2009 and May 31, 2009, of $0 and $1,147, respectively.
10.	CONDOMINIUM PROJECT

During 2008, the Company broke ground on a new building that will house 24 condominiums to be sold to the general public (Vista Park). The Vista Park project was funded by a construction line of credit and was completed in 2009. In July 2008, the Company sold one unit within the Vista Park condominium project for approximately $250. In addition, two units were sold for $230 and $225 in December 2008 and April 2009, respectively. The Company sold one unit in September 2009 for approximately $238. Subsequent to November 30, 2009, a unit was sold for approximately $231.

11.	FAIR VALUE MEASUREMENTS

The Company adopted a new accounting standard that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at November 30, 2009 and May 31, 2009:

Level 1 — Quoted prices in active markets for identical assets or liabilities. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted market prices.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The type of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using observable inputs.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The type of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation. The Company does not have any Level 3 assets or liabilities.

In accordance with the fair value hierarchy, the following table shows the fair value as of November 30, 2009 and May 31, 2009, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value.

	Quoted
	Prices in	Other
	Active	Observable	Unobserva
	Markets	Inputs	ble Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
November 30, 2009

Investments (cd’s, US treasury bills, money market accounts)	$2,828	$245	$—	$3,073
Restricted Investments (checking account)	209	—	—	209

Total assets at fair value	$3,037	$245	$—	$3,282

May 31, 2009

Investments (cd’s, US treasury bills, money market accounts)	$4,299	$231	$—	$4,530

Total assets at fair value	$4,299	$231	$—	$4,530

12.	COMPLETED MERGER

In August 2009, Camden entered into an Agreement and Plan of Reorganization, under which Camden agreed to purchase all of the ownership interests in Dlorah for cash and stock.

In connection with the approval of the transaction, Camden’s stockholders adopted an amendment to Camden’s amended and restated articles of incorporation (i) to change Camden’s corporate name to “National American University Holdings, Inc.”, (ii) to create a new class of common stock to be designated as Class A Common Stock, par value $0.0001 per share (the “Class A Stock”), (iii) to increase the authorized capital stock of Camden from 21,000,000 shares consisting of 20,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), and 1,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”), to 51,100,000 shares, consisting of 50,000,000 shares of Common Stock, 100,000 shares of Class A Stock, and 1,000,000 shares of Preferred Stock, and (iv) to remove the provisions related to Camden’s status as a blank check company, including, among other things, the classification of the board of directors, and to make Camden’s corporate existence perpetual. Furthermore, Camden’s stockholders adopted the 2009 Stock Option and Compensation Plan (the “Incentive Plan”) pursuant to which Camden reserved 1,300,000 shares of Common Stock for issuance pursuant to the Incentive Plan.

The acquisition closed on November 23, 2009, and on that date, Dlorah became a wholly owned subsidiary of the Company. The stockholders of Dlorah received shares and warrants representing approximately 77% of the issued capital shares of the Company. The acquisition was accounted for as a reverse merger accompanied by a recapitalization of the Company. Under this accounting method, Dlorah is considered the acquirer for accounting purposes because it obtained effective control of the Company as a result of the acquisition. This determination was primarily based on the following facts: Dlorah’s retention of a significant voting interest in the Company; Dlorah’s appointment of a majority of the members of the Company’s initial board of directors; Dlorah’s operations comprising the ongoing operations of the Company; and Dlorah’s senior management serving as the senior management of the Company. Under this method of accounting, the recognition and measurement provisions of the accounting guidance for business combinations do not apply and therefore, the Company did not recognize goodwill or other intangible assets. Instead, the acquisition has been treated as the equivalent of Dlorah issuing stock for the net monetary assets of the Company, primarily cash, which are stated at their carrying value. Because of the reverse merger, the historical results represent those of Dlorah.

At the time of the merger, all the issued and outstanding equity interests of Dlorah were automatically converted into the right to receive the aggregate of (i) 100,000 shares of Class A Stock, automatically convertible after two years (or earlier if elected by the stockholders) into 15,730,000 shares of the Common Stock at a ratio of 157.3 shares of Common Stock for every 1 share of Class A Stock, (ii) 2,800,000 newly issued common stock purchase warrants

(the “Warrants” at a purchase price of $5.50 per share, and (iii) 250,000 shares of Restricted Common Stock that are not freely tradable until such time as the Common Stock trades at or above $8.00 per share for any sixty consecutive trading day period, provided that such shares shall be forfeited on the fifth anniversary of the date of issuance if such restriction has not been satisfied by then.

Additionally, the Company has entered into an employment agreement with its Chairman of the Board of Directors through December 2011. The agreement requires, among other things, an annual incentive payment of 10% of the Company’s annual income as defined in the agreement, which is paid out annually. Effective November 23, 2009, this changed to 7% of the Company’s annual income. As of November 30, 2009, the Company has recorded a liability of $1,562, which is included in accrued and other liabilities in the accompanying consolidated balance sheet. Furthermore, the agreement provides for a deferred compensation payment payable upon retirement or death equal to one year’s salary. The liability totals $158 at November 30, 2009, and is included in other long-term liabilities in the accompanying consolidated balance sheet.
13.	SEGMENT REPORTING

Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.

The Company operates two operating and reportable segments: National American University (NAU) and other. These operating segments are divisions of the Company for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

General administrative costs of the Company are allocated to specific divisions of the Company.

The majority of the Company’s revenue is derived from the NAU division, which provides undergraduate and graduate education programs. NAU derives its revenue primarily from student tuition. The other division operates multiple apartment and condominium complexes and derives its revenues primarily from condominium sales and rental income (in thousands).

	Six Months Ended November 30, 2009			Six Months Ended November 30, 2008
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$37,336	$0	$37,336	$25,103	$0	$25,103
Auxiliary revenue	2,644	0	2,644	1,918	0	1,918
Rental income — apartments	0	483	483	0	478	478
Condominium sales	0	238	238	0	211	211

Total revenue	39,980	721	40,701	27,021	689	27,710

Operating expenses:
Educational services and facilities	7,385	0	7,385	5,980	0	5,980
Selling, general and administrative	22,213	1,350	23,563	18,213	920	19,133
Auxiliary expense	1,036	0	1,036	789	0	789
Cost of condominium sales	0	166	166	0	176	176

Total operating expenses	30,634	1,516	32,150	24,982	1,096	26,078

Income (loss) from operations	9,346	(795)	8,551	2,039	(407)	1,632

Other income (expense):
Interest income	119	0	119	129	0	129
Interest expense	(56)	(259)	(315)	(222)	(216)	(438)
Gain on disposal of property and equipment				5	113	118
Other income — net	0	48	48	0	45	45

Total other expense	63	(211)	(148)	(88)	(58)	(146)

Income (loss) before taxes	$9,409	$(1,006)	$8,403	$1,951	$(465)	$1,486

Total assets	$43,956	$10,735	$54,691

Expenditures for long-lived assets	$(918)	$(25)	$(943)	$(305)	$(16)	$(321)

Depreciation and amortization	$858	$245	$1,103	$897	$173	$1,070

	Three Months Ended November 30, 2009			Three Months Ended November 30, 2008
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$21,463	$0	$21,463	$14,321	$0	$14,321
Auxiliary revenue	1,504	0	1,504	1,032	0	1,032
Rental income — apartments	0	232	232	0	240	240
Condominium sales	0	238	238	0	0	0

Total revenue	22,967	470	23,437	15,353	240	15,593

Operating expenses:
Educational services and facilities	3,978	0	3,978	3,252	0	3,252
Selling, general and administrative	11,417	967	12,384	9,215	530	9,745
Auxiliary expense	610	0	610	431	0	431
Cost of condominium sales	0	166	166	0	0

Total operating expenses	16,005	1,133	17,138	12,898	530	13,428

Income (loss) from operations	6,962	(663)	6,299	2,455	(290)	2,165

Other income (expense):
Interest income	33	0	33	53	0	53
Interest expense	(23)	(135)	(158)	(98)	(107)	(205)
Other income — net	0	24	24	(4)	23	19

Total other expense	10	(111)	(101)	(49)	(84)	(133)

Income (loss) before taxes	$6,972	$(774)	$6,198	$2,406	$(374)	$2,032

Total assets	$43,956	$10,735	$54,691

Expenditures for long-lived assets	$(542)	$(24)	$(566)	$(224)	$(2)	$(226)

Depreciation and amortization	$434	$122	$556	$421	$86	$507

14. SUBSEQUENT EVENTS
Subsequent to November 30, 2009, the Company paid in full VFS Financing debt (Note 4). In addition, a condominium was sold on December 28, 2009 for $231 (Note 10). Subsequent events have been evaluated through January 12, 2009, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Form 8-K filed on November 30, 2009 and its other filing with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward looking statement, except as may be required by law.
Results of Operations — National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	3 Months Ended	6 Months Ended	3 Months Ended	6 Months Ended
	November 30,	November 30,	November 30,	November 30,
	In percentages	In percentages	In percentages	In percentages
	2009	2009	2008	2008
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of Educational Services	17.0	18.1	20.9	21.6
Selling, General, and Administrative	52.8	57.9	62.5	69.0
Auxiliary Expense	2.6	2.5	2.8	2.8
Cost of Condominium Sales	0.7	0.4	0.0	0.6

Total operating expenses	73.1	79.0	86.1	94.1

Operating income (loss)	26.9	21.0	13.9	5.9

Interest expense	(0.7)	(0.8)	(1.3)	(1.6)

	3 Months Ended	6 Months Ended	3 Months Ended	6 Months Ended
	November 30,	November 30,	November 30,	November 30,
	In percentages	In percentages	In percentages	In percentages
	2009	2009	2008	2008
Gain on disposition of property and equipment	0.0	0.0	0.0	0.4
Interest income	0.1	0.3	0.3	0.5
Other Income — Net	0.1	0.1	0.1	0.2
Income (loss) before income taxes and noncontrolling interest	26.4	20.6	13.0	5.4
Income tax (expense) benefit	(10.7)	(8.5)	(4.9)	(1.9)
Net (Income) Loss attributable to non-controlling interest	0.0	0.0	0.2	(0.1)
Net income (loss) attributable to NAU Holdings, Inc.	15.8	12.2	8.3	3.3
In the second quarter of fiscal year 2010, the Company generated $23,437,000 in revenue, an increase of 50.3% compared to the same period in fiscal year 2009. This increase was attributable to enrollment growth, an average tuition increase of 4.4% effective September 2009, additional students served through affiliate institutions, continued geographic and programmatic expansion, and revenue from condominium sales. Income from operations was $6,299,000 or 26.9% for the second quarter of fiscal year 2010, an increase of 190.9% compared to the same period in fiscal year 2009. Net income attributable to the Company was $3,704,000 or 15.8% in the second quarter of fiscal year 2010, an increase of 184.5%, compared to the same period in fiscal year 2009. We believe the enrollment tailwind caused by a weaker economy, the investment in new campuses and programs, expansion of existing programs to new markets, and improved efficiencies within the Company were the driving forces for the improved operating margins.
For the six months of fiscal year 2010, the Company generated $40,701,000 in revenue, an increase of 46.9% compared to the same period in fiscal year 2009. This increase was attributable to enrollment growth, an average tuition increase of 4.4% effective September 2009, additional students served through affiliate institutions, continued geographic and programmatic expansion, and revenue from condominium sales. Income from operations was $8,551,000 or 21.0% for the six months of fiscal year 2010, an increase of 424.0% compared to the same period in fiscal year 2009. Net income attributable to the Company was $4,963,000 or 12.2% in the first six months of fiscal year 2010, an increase of 437.1%, compared to the same period in fiscal year 2009. We believe the enrollment tailwind caused by a weaker economy, the investment in new campuses and programs, expansion of existing programs to new markets, and improved efficiencies within the Company were the driving forces for the improved operating margins.

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008
     Enrollment Growth. Total system wide credit hour enrollment for the fall quarter increased 18,653 credit hours to a total of 70,759 credit hours compared to fall quarter of last year, which was 52,106. The result was a 36 percent increase in credit hours for the second quarter over the same period last year. In addition, the system-wide student headcount for the fall quarter increased by 2,179 students, or 39 percent, for a total of 7,773. During the previous fall quarter there were 5,594 students enrolled.
     Total revenue. The Company’s total revenue for the three months ended November 30, 2009 was $23,437,000, an increase of $7,844,000 or 50.3%, as compared to total revenue of $15,593,000 for the three months ended November 30, 2008. The increase was primarily due to an enrollment increase in the company’s NAU segment over the prior year. During the Company’s second quarter fiscal year 2010, the Company’s NAU segment generated revenue of $22,967,000 and the Company’s other segment generated $470,000.
     The academic revenue for the three months ended November 30, 2009 was $21,463,000, an increase of $7,142,000 or 49.9%, as compared to academic revenue of $14,321,000 for the three months ended November 30, 2008. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $1,504,000, an increase of $472,000 or 45.7%, as compared to auxiliary revenue of $1,032,000 for the three months ended November 30, 2008. This increase was primarily due to additional students being served through partnership agreements whereby the university provides a service to other institutions and is compensated for that service. The costs associated with the auxiliary revenue were $610,000 for the three months ended November 30, 2009, an increase of $179,000 or 41.5%, as compared to auxiliary costs of $431,000 for the three months ended November 30, 2008. This increase was primarily due to additional sales of books due to the increased enrollments.
     The rental income — apartments for the three months ended November 30, 2009 was $232,000, a decrease of $8,000 or 3.3%, as compared to rental income — apartments of $240,000 for the three months ended November 30, 2008. The condominium sales for the three months ended November 30, 2009 were $238,000, an increase of $238,000 or 100.0%, as compared to $0 for the three months ended November 30, 2008. The cost of the condominium sales for the three months ended November 30, 2009 was $166,000, an increase of $166,000, as compared to $0 for the three months ended November 30, 2008.
     Cost of educational services. The educational services expense as a percentage of total revenue decreased by 3.9% for the three months ended November 30, 2009 to 17.0%, as compared to 20.9% for the three months ended November 30, 2008. This decrease was a result of continued economies of scale being realized through enrollment growth and efficiencies gained by students taking online courses thereby leveraging the instructional efforts by gaining greater student to instructor ratios. The educational services expenses for the three months ended November 30, 2009 were $3,978,000, an increase of $726,000, or 22.3% as compared to educational expenses of $3,252,000 for the three months ended November 30, 2008. This increase was primarily due to increases in instructional compensation and related expenses. These increases were attributable to the increased headcount (both staff and faculty) needed to provide and maintain quality educational services to the increased student population.

     Selling, general, and administrative expenses. The selling, general, and administrative expense as a percentage of total revenue decreased by 9.7% for the three months ended November 30, 2009 to 52.8%, as compared to 62.5% for the three months ended November 30, 2008. This decrease was primarily the result of the university’s ability to leverage certain costs across an increasing revenue base. The selling, general, and administrative expenses for the three months ended November 30, 2009 were $12,384,000, an increase of $2,639,000, or 27.1%, as compared to selling, general, and administrative expenses of $9,745,000 for the three months ended November 30, 2008. The increase was attributed to additional staff necessary to support the continued growth of the university, increased admissions staff, and larger marketing costs to maintain an acceptable lead flow for the admissions staff.
     In addition, the university tracks the expenditures associated with new campus, new program development, and program expansion within the selling, general, and administrative expense. For the three months ended November 30, 2009, the total expenditures were $1,383,426 as compared to $727,404 for the same period in the prior year. Included in this total was $542,896 for continued development of the Austin, Texas campus compared to $392,409 for the same period in the prior year, $320,529 for expansion and development of the hybrid learning centers in Missouri, Minnesota, and Colorado as compared to $18,000 for the same period in the prior year, and $502,067 for the continued expansion for the nursing programs in Denver, Colorado, and Bloomington, Minnesota as compared to $308,974 for the same period in the prior year.
     Auxiliary. Auxiliary expenses for the three months ended November 30, 2009 were $610,000, for an increase of $179,000, or 41.5%, as compared to the three months ended November 30, 2008. This increase was primarily the result of the increase in cost of books resulting from higher book sales.
     Interest expense. Interest expense for the three months ended November 30, 2009 was $158,000, a decrease of $47,000, or 22.9%, as compared to the three months ended November 30, 2008. This decrease was consistent with the Company’s cash management plans to maintain lines of credit at $0 through effective use of current operating resources.
     Interest income. Interest income for the three months ended November 30, 2009 was $33,000, a decrease of $20,000, or 37.7%, as compared to the three months ended November 30, 2008. This decrease is reflective of the Company’s plan to focus on managing investment risk given the current economic environment. In addition, the ability of the university to maximize interest income has been reduced by the unavailability of higher yielding investment instruments.
     Income tax expense. Income tax expense for the three months ended November 30, 2009 was $2,501,000, an increase of $1,743,000 from a tax expense of $758,000 for the three months ended November 30, 2008. This increase was primarily due to the increase in income taxes attributed to the factors discussed above.
     Net income attributable to the Company. The net income for the three months ended November 30, 2009 was $3,704,000, an increase of $2,402,000, or 184.5%, as compared to $1,302,000 for the three months ended November 30, 2008 due to the factors listed above.

Six Months Ended November 30, 2009 Compared to Six Months Ended November 30, 2008
     Total revenue. The Company’s total revenue for the six months ended November 30, 2009 was $40,701,000, an increase of $12,991,000 or 46.9%, as compared to total revenue of $27,710,000 for the six months ended November 30, 2008. This increase was contributed to NAU’s enrollment growth, an average tuition increase of 4.4% effective September 2009, additional students served through affiliate institutions, and continued geographic and programmatic expansion. The Company’s fiscal year 2010 Year To Date revenue consisted of $39,980,000 from the Company’s NAU segment and $721,000 from the Company’s other segment.
     The academic revenue for the six months ended November 30, 2009 was $37,336,000, an increase of $12,233,000 or 48.7%, as compared to academic revenue of $25,103,000 for the six months ended November 30, 2008. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $2,644,000, an increase of $726,000 or 37.9%, as compared to auxiliary revenue of $1,918,000 for the six months ended November 30, 2008. This increase was primarily due to additional students being served through partnership agreements whereby the university provides service to other institutions and is compensated for that service. The costs associated with the auxiliary revenue were $1,036,000 for the six months ended November 30, 2009, an increase of $247,000 or 31.3%, as compared to auxiliary costs of $789,000 for the six months ended November 30, 2008.
     The rental income — apartments for the six months ended November 30, 2009 was $483,000, an increase of $5,000 or 1.0%, as compared to rental income — apartments of $478,000 for the six months ended November 30, 2008. The condominium sales for the six months ended November 30, 2009 were $238,000, an increase of $27,000 or 12.8%, as compared to $211,000 for the six months ended November 30, 2008. The cost of the condominium sales for the six months ended November 30, 2009 was $166,000, a decrease of $10,000, as compared to $176,000 for the six months ended November 30, 2008.
     Cost of educational services. The educational services expense as a percentage of total revenue decreased by 3.5% for the six months ended November 30, 2009 to 18.1%, as compared to 21.6% for the six months ended November 30, 2008. This decrease was a result of continued economies of scale being realized through enrollment growth and efficiencies gained by students taking online courses thereby leveraging the instructional efforts by gaining greater student to instructor ratios. The educational services expenses for the six months ended November 30, 2009 were $7,385,000, an increase of $1,405,000, or 23.5% as compared to educational expenses of $5,980,000 for the six months ended November 30, 2008. This increase was primarily due to increases in instructional compensation and related expenses. These increases were attributable to the increased headcount (both staff and faculty) needed to provide and maintain quality educational services to the increased student population.
     Selling, general, and administrative expenses. The selling, general, and administrative expense as a percentage of total revenue decreased by 11.1% for the six months ended November 30, 2009 to 57.9%, as compared to 69.0% for the six months ended November 30, 2008. This decrease was primarily the result of the Company’s ability to leverage certain costs across an increasing revenue base. The selling, general, and administrative expenses for the six months ended November 30, 2009 were $23,563,000, an increase of $4,430,000, or 23.2%, as compared to selling, general, and administrative expenses of $19,133,000 for the six months ended November 30, 2008. The increase was attributed to additional support staff necessary to support the continued growth of the university, increased admissions staff, and larger marketing costs to maintain an acceptable lead flow for the admissions staff.
     In addition, the Company tracks the expenditures associated with new campus, new program development, and program expansion within the selling, general, and administrative expense. For the six months ended November 30, 2009, the total business expansion and development expenditures were $2,272,843 as compared to $1,505,173 for the same period the prior year. Included in this total was $1,025,031 for the continued development of the Austin, Texas campus compared to $745,921 for the same period the prior year, $362,304 for the expansion and development of the hybrid learning centers in Missouri, Minnesota, and Colorado as compared to $33,415 for the same period the prior year, and $859,064 for the continued expansion for the nursing programs in Denver, Colorado, and Bloomington, Minnesota as compared to $691,056 for the same period the prior year.
     Auxiliary. Auxiliary expenses for the six months ended November 30, 2009 were $1,036,000, an increase of $247,000, or 31.3%, as compared to the six months ended November 30, 2008. This increase was primarily the result of the increase in cost of books resulting from higher book sales.
     Interest expense. Interest expense for the six months ended November 30, 2009 was $315,000, a decrease of $123,000, or 28.1%, as compared to the six months ended November 30, 2008. This decrease was consistent with the Company’s cash management plans to maintain lines of credit at $0 through effective use of current operating resources.
     Interest income. Interest income for the six months ended November 30, 2009 was $119,000, a decrease of $10,000, or 7.8%, as compared to the six months ended November 30, 2008. This decrease is reflective of the Company’s plan to focus on managing investment risk given the current economic environment. In addition, the ability to maximize interest income has been reduced by the unavailability of higher yielding investment instruments.
     Income tax expense. Income tax expense for the six months ended November 30, 2009 was $3,456,000, an increase of $2,926,000 from $530,000 for the six months ended November 30, 2008. This increase was primarily due to the increase in income taxes attributed to the factors discussed above.
     Net income attributable to the Company. The net income for the six months ended November 30, 2009 was $4,963,000, an increase of $4,039,000, or 437.1%, as compared to $924,000 for the six months ended November 30, 2008.
     As stated earlier, revenue was up over $12,991,000 compared to the same time period last year. This increase was largely due to the increase in academic revenue and is consistent with the increased enrollments at NAU. Expenses were 79.0% of total revenue for 2009 and were

94.1% for 2008. Selling, general, and administrative expenses were down a total of 11.1%. The university has been able to capitalize on the increased enrollments by managing expenses and gaining greater efficiencies.
     In 2010, the university plans to invest in expansion and development by further supporting the development of the nursing programs in Denver, Colorado and Bloomington, Minnesota, as well as continuing to develop the Austin, Texas campus, and growing the university with hybrid learning centers in Missouri, Minnesota, and Colorado, and other locations consistent with the university’s strategic operational plan.
Results of Operations — National American University (NAU) Segment
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	3 Months Ended	6 Months Ended	3 Months Ended	6 Months Ended
	November 30,	November 30,	November 30,	November 30,
	In percentages	In percentages	In percentages	In percentages
	2009	2009	2008	2008
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of Educational Services	17.3	18.5	21.2	22.1
Selling, General, and Administrative	49.7	55.6	60.0	67.4
Auxiliary Expense	2.7	2.6	2.8	2.9

Total operating expenses	69.7	76.6	84.0	92.5

Operating income (loss)	30.3	23.4	16.0	7.5
Interest expense	(0.1)	(0.1)	(0.6)	(0.8)
Gain on disposition of prop and equip	0.0	0.0	0.0	0.0
Interest income	0.1	0.3	0.3	0.5

Income (loss) before income taxes and noncontrolling interest	30.4	23.5	15.7	7.2
Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008
     Total revenue. NAU’s total revenue for the three months ended November 30, 2009 was $22,967,000, an increase of $7,614,000 or 49.6%, as compared to total revenue of $15,353,000 for the three months ended November 30, 2008. The increase was primarily due to the enrollment increase over the prior year.

     The academic revenue for the three months ended November 30, 2009 was $21,463,000, an increase of $7,142,000 or 49.9%, as compared to academic revenue of $14,321,000 for the three months ended November 30, 2008. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $1,504,000, an increase of $472,000 or 45.7%, as compared to auxiliary revenue of $1,032,000 for the three months ended November 30, 2008. This increase was primarily due to additional students being served through partnership agreements whereby the university provides a service to other institutions and is compensated for that service. The costs associated with the auxiliary revenue were $610,000 for the three months ended November 30, 2009, an increase of $179,000 or 41.5%, as compared to auxiliary costs of $431,000 for the three months ended November 30, 2008.
     Cost of educational services. The educational services expense as a percentage of total revenue decreased by 3.9% for the three months ended November 30, 2009 to 17.3%, as compared to 21.2% for the three months ended November 30, 2008. This decrease was a result of continued economies of scale being realized through enrollment growth and efficiencies gained by students taking online courses thereby leveraging the instructional efforts by gaining greater student to instructor ratios. The educational services expenses for the three months ended November 30, 2009 were $3,978,000, an increase of $726,000, or 22.3% as compared to educational expenses of $3,252,000 for the three months ended November 30, 2008. This increase was primarily due to increases in instructional compensation and related expenses. These increases were attributable to the increased headcount (both staff and faculty) needed to provide and maintain quality educational services to the increased student population.
     Selling, general, and administrative expenses. The selling, general, and administrative expense as a percentage of total revenue decreased by 10.3% for the three months ended November 30, 2009 to 49.7%, as compared to 60.0% for the three months ended November 30, 2008. This decrease was primarily the result of the university’s ability to leverage fixed costs across an increasing revenue base. The selling, general, and administrative expenses for the three months ended November 30, 2009 were $11,417,000, an increase of $2,202,000, or 23.9%, as compared to selling, general, and administrative expenses of $9,215,000 for the three months ended November 30, 2008. The increase was attributed to additional support staff necessary to support the continued growth of the university, increased admissions staff, and larger marketing costs to maintain an acceptable lead flow for the admissions staff.
     In addition, the university tracks the expenditures associated with new campus, new program development, and program expansion within the selling, general, and administrative expense. For the three months ended November 30, 2009, the total expenditures were $1,383,426 as compared to $727,404 for the same period in the prior year. Included in this total was $542,896 for continued development of the Austin, Texas campus compared to $392,409 for the same period in the prior year, $320,529 for expansion and development of the hybrid learning centers in Missouri, Minnesota, and Colorado as compared to $18,000 for the same period in the prior year, and $502,067 for the continued expansion for the nursing programs in Denver, Colorado, and Bloomington, Minnesota as compared to $308,974 for the same period in the prior year.
     Auxiliary. Auxiliary expenses for the three months ended November 30, 2009 were $610,000, for an increase of $179,000, or 41.5%, as compared to the three months ended

November 30, 2008. This increase was primarily the result of the increase in cost of books resulting from higher book sales.
     Interest expense. Interest expense for the three months ended November 30, 2009 was $23,000, a decrease of $75,000, or 76.5%, as compared to the three months ended November 30, 2008. This decrease was consistent with the university’s cash management plans to maintain lines of credit at $0 through effective use of current operating resources.
     Interest income. Interest income for the three months ended November 30, 2009 was $33,000, a decrease of $20,000, or 37.7%, as compared to the three months ended November 30, 2008. This increase was reflective of the university’s plan to focus on managing investment risk given the current economic environment. In addition, the ability of the university to maximize interest income has been reduced by the unavailability of higher yielding investment instruments.
     Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the three months ended November 30, 2009 was $6,972,000, an increase of $4,566,000, as compared $2,406,000 for the three months ended November 30, 2008.
     As stated earlier, revenue was up over $7,614,000 compared to the same time period last year. This increase was largely due to the increase in academic revenue and was consistent with the increased enrollments. Expenses were 69.7% of total revenue for 2009 and were 84.0% for 2008. Selling, general, and administrative expenses were down a total of 10.3%. The university has been able to capitalize on the increased enrollments by maintaining expenses and gaining greater efficiencies.
     In 2010, the university plans to invest in expansion and development by further supporting the development of the nursing programs in Denver, Colorado and Bloomington, Minnesota, as well as continuing to develop the Austin, Texas campus and growing the business with hybrid learning centers in Missouri, Minnesota, and Colorado and other locations consistent with the university’s strategic operational plan.
Six Months Ended November 30, 2009 Compared to Six Months Ended November 30, 2008
     Total revenue. NAU’s total revenue for the six months ended November 30, 2009 was $39,980,000, an increase of $12,959,000 or 48.0%, as compared to total revenue of $27,021,000 for the six months ended November 30, 2008. The increase was primarily due to the enrollment increase over the prior year.
     The academic revenue for the six months ended November 30, 2009 was $37,336,000, an increase of $12,233,000 or 48.7%, as compared to academic revenue of $25,103,000 for the six months ended November 30, 2008. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $2,644,000, an increase of $726,000 or 37.9%, as compared to auxiliary revenue of $1,918,000 for the six months ended November 30, 2008. This increase was primarily due to additional students being served through partnership agreements whereby the university provides a service to other institutions and is compensated for that service. The costs associated with the auxiliary revenue were $1,036,000 for the six months ended November 30, 2009, an increase of $247,000 or 31.3%, as compared to auxiliary costs of $789,000 for the six months ended November 30, 2008.

     Cost of educational services. The educational services expense as a percentage of total revenue decreased by 3.6% for the six months ended November 30, 2009 to 18.5%, as compared to 22.1% for the six months ended November 30, 2008. This decrease was a result of continued economies of scale being realized through enrollment growth and efficiencies gained by students taking online courses thereby leveraging the instructional efforts by gaining greater student to instructor ratios. The educational services expenses for the six months ended November 30, 2009 were $7,385,000, an increase of $1,405,000, or 23.5% as compared to educational expenses of $5,980,000 for the six months ended November 30, 2008. This increase was primarily due to increases in instructional compensation and related expenses. These increases were attributable to the increased headcount (both staff and faculty) needed to provide and maintain quality educational services to the increased student population.
     Selling, general, and administrative expenses. The selling, general, and administrative expense as a percentage of total revenue decreased by 11.8% for the six months ended November 30, 2009 to 55.6%, as compared to 67.4% for the six months ended November 30, 2008. This decrease was primarily the result of the university’s ability to leverage fixed costs across an increasing revenue base. The selling, general, and administrative expenses for the six months ended November 30, 2009 were $22,213,000, an increase of $4,000,000, or 22.0%, as compared to selling, general, and administrative expenses of $18,213,000 for the six months ended November 30, 2008. The increase was attributed to additional support staff necessary to support the continued growth of the university, increased admissions staff, and larger marketing costs to maintain an acceptable lead flow for the admissions staff.
     In addition, the Company tracks the expenditures associated with new campus, new program development, and program expansion within the selling, general, and administrative expense. For the six months ended November 30, 2009, the total business expansion and development expenditures were $2,272,843 as compared to $1,505,173 for the same period the prior year. Included in this total was $1,025,031 for the continued development of the Austin, Texas campus compared to $745,921 for the same period the prior year, $362,304 for the expansion and development of the hybrid learning centers in Missouri, Minnesota, and Colorado as compared to $33,415 for the same period the prior year, and $859,064 for the continued expansion for the nursing programs in Denver, Colorado, and Bloomington, Minnesota as compared to $691,056 for the same period the prior year.
     Auxiliary. Auxiliary expenses for the six months ended November 30, 2009 were $1,036,000, for an increase of $247,000, or 31.3%, as compared to the six months ended November 30, 2008. This increase was primarily the result of the increase in cost of books resulting from higher book sales.
     Interest expense. Interest expense for the six months ended November 30, 2009 was $56,000, a decrease of $166,000, or 74.8%, as compared to the six months ended November 30, 2008. This decrease was consistent with the university’s cash management plans to maintain lines of credit at $0 through effective use of current operating resources.
     Interest income. Interest income for the six months ended November 30, 2009 was $119,000, a decrease of $10,000, or 7.8%, as compared to the six months ended November 30, 2008. This decrease was reflective of the university’s plan to focus on managing investment risk given the current economic environment. In addition, the ability of the university to maximize interest income has been reduced by the unavailability of higher yielding investment instruments.
     Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the six months ended November 30, 2009 was $9,409,000, an increase of $7,458,000, as compared to $1,951,000 for the six months ended November 30, 2008.
     As stated earlier, revenue was up over $12,959,000 compared to the same time period last year. This increase was largely due to the increase in academic revenue and was consistent with the increased enrollments. Expenses were 76.6% of total revenue for the 2009 and were 92.5% for 2008. Selling, general, and administrative expenses were down a total of 11.8%. The university has been able to capitalize on the increased enrollments by managing expenses and gaining greater efficiencies.
     In 2010, the university plans to invest in expansion and development by further supporting the development of the nursing programs in Denver, Colorado and Bloomington, Minnesota, as well as continuing to develop the Austin, Texas campus, and growing the university with hybrid learning centers in Missouri, Minnesota, and Colorado, and other locations consistent with the university’s strategic operational plan.
Results of Operations – Other
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	3 Months Ended	6 Months Ended	3 Months Ended	6 Months Ended
	November 30,	November 30,	November 30,	November 30,
	In percentages	In percentages	In percentages	In percentages
	2009	2009	2008	2008
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of Educational Services	0.0	0.0	0.0	0.0
Selling, General, and Administrative	205.7	187.2	220.8	133.5
Auxiliary Expense	0.0	0.0	0.0	0.0
Cost of Condo Sales	35.3	23.0	0.0	25.5

Total operating expenses	241.1	210.3	220.8	159.1

Operating income (loss)	(-141.1)	(110.3)	(120.8)	(59.1)
Interest expense	(28.7)	(35.9)	(44.6)	(31.3)
Gain on disposition of prop and equip	0.0	0.0	0.0	16.4
Interest income	0.0	0.0	0.0	0.0
Other Income	5.1	6.7	9.6	6.5

Income (loss) before income taxes and non-controlling interest	(164.7)	(139.5)	(155.8)	(67.5)

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008
     Total revenue. The Company’s other segment total revenue for the three months ended November 30, 2009 was $470,000, an increase of $230,000 or 95.8%, as compared to total revenue of $240,000 for the three months ended November 30, 2008. The increase was due to sales of condominiums by the Company’s Fairway Hills division in fiscal year 2010.
     The rental income – apartments for the three months ended November 30, 2009 was $232,000, a decrease of $8,000 or 3.3%, as compared to rental income – apartments of $240,000 for the three months ended November 30, 2008. The condominium sales for the three months ended November 30, 2009 were $238,000, an increase of $238,000 or 100.0%, as compared to $0 for the three months ended November 30, 2008. The cost of the condominium sales for the three months ended November 30, 2009 was $166,000, an increase of $166,000, as compared to $0 for the three months ended November 30, 2008.
     Selling, general, and administrative expenses. The selling, general, and administrative expense as a percentage of total revenue decreased by 15.1% for the three months ended November 30, 2009 to 205.7%, as compared to 220.8% for the three months ended November 30, 2008. The selling, general, and administrative expenses for the three months ended November 30, 2009 were $967,000, an increase of $437,000, or 82.5%, as compared to selling, general, and administrative expenses of $530,000 for the three months ended November 30, 2008.
     Interest expense. Interest expense for the three months ended November 30, 2009 was $135,000, an increase of $28,000, or 26.2%, as compared to the three months ended November 30, 2008.
     Income before non-controlling interest and taxes. The loss before non-controlling interest and taxes for the three months ended November 30, 2009 was $774,000, an increase of $400,000, as compared to a loss of $374,000 for the three months ended November 30, 2008.
Six Months Ended November 30, 2009 Compared to Six Months Ended November 30, 2008
     Total revenue. The Company’s other segment total revenue for the six months ended November 30, 2009 was $721,000, an increase of $32,000 or 4.6%, as compared to total revenue of $689,000 for the six months ended November 30, 2008. The increase is due to the sales of condominiums by the Company’s Fairway Hills division in 2009.
     The rental income – apartments for the six months ended November 30, 2009 was $483,000, an increase of $5,000 or 1.0%, as compared to rental income – apartments of $478,000 for the six months ended November 30, 2008. The condominium sales for the six months ended November 30, 2009 were $238,000, an increase of $27,000 or 12.8%, as compared to $211,000 for the six months ended November 30, 2008. The cost of the condominium sales for the six months ended November 30, 2009 was $166,000, a decrease of $10,000, as compared to $176,000 for the six months ended November 30, 2008.
     Selling, general, and administrative expenses. The selling, general, and administrative expense as a percentage of total revenue increased by 53.7% for the six months ended November 30, 2009 to 187.2%, as compared to 133.5% for the six months ended November 30, 2008. The selling, general, and administrative expenses for the six months ended November 30, 2009 were $1,350,000, an increase of $430,000, or 46.7%, as compared to selling, general, and administrative expenses of $920,000 for the six months ended November 30, 2008.
     Interest expense. Interest expense for the six months ended November 30, 2009 was $259,000, an increase of $43,000, or 19.9%, as compared to the six months ended November 30, 2008.
     Income before non-controlling interest and taxes. The loss before non-controlling interest and taxes for the six months ended November 30, 2009 was $1,006,000, an increase of $541,000, as compared to a loss of $465,000 for the six months ended November 30, 2008.
Liquidity and Capital Resources
     Liquidity. At November 30, 2009, and May 31, 2009, cash, cash equivalents and marketable securities were $29,710,000 and $7,925,000, respectively. Consistent with the Company’s cash management plan, a portion of the excess cash was invested in U.S. securities directly or through money market funds, as well as in bank deposits and laddered certificate of deposits. Of the amounts listed above the marketable securities for November 30, 2009 and May 31, 2009 were $3,073,000 and $4,417,000, respectively and were restricted. The restriction requires the investment account to not be utilized until the $551,000 note payable with Wells Fargo Bank matures. This restriction has not affected the Company’s ability to manage daily operations.
     The Company maintains two lines of credit to support ongoing operations. These lines of credit are available to support timing differences between inflows and outflows of cash. During the second quarter of 2009, the lines of credit were not utilized.
     The Company retains a $2,000,000 revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate and are secured by substantially all assets of the university and the personal guarantee of Robert Buckingham, the Company’s chairman of the board of directors. Advances made on this credit line at November 30, 2009 and May 31, 2009 were $0 and $0 respectively.
     The Company also retains a $2,000,000 revolving line of credit with Wells Fargo. Advances under the line bear interest at a variable rate and are secured by the Company’s checking, savings and investment accounts held by the bank. Advances of $0 and $0 were made against this line at November 30, 2009 and May 31, 2009, respectively.

     During 2008, the Company’s Fairway Hills real estate division started on the construction of new condominium building in Rapid City, South Dakota. The project was being funded by a construction line of credit totaling $3,816,000. Borrowings at November 30, 2009 and May 31, 2009 totaled $3,135,000 and $3,305,000, respectively. The note is secured by the Company’s owned real estate and the personal guarantee of Robert Buckingham, the Company’s chairman of the board of directors, and bears interest at a variable rate.
     Based on the Company’s current operations and anticipated growth, the cash flows from operations and other sources of liquidity, are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include the university’s plans for expansion and development in new programming, new campuses, and program expansion across the system. The Company is anticipating spending over $5,000,000 in this area for fiscal year 2010 as compared to $3,000,00 last year. Also, the Company is positioned to further supplement its liquidity position with debt, if needed.
     Operating Activities. Net cash provided by operating activities for the six months ended November 30, 2009 was $5,652,000 and net cash used by operating activities for the six months ended November 30, 2008 was $1,606,000. This improvement has been driven primarily by the increase in net income.
     Investing Activities. Net cash provided by investing activities was $53,000 for the six months ended November 30, 2009 as compared to the net cash used in investing activities of $2,293,000 for the six months ended November 30, 2008. Cash used in investing activities was related to the purchase of investments. In the second quarter of 2008 $1,848,000 was used to purchase investments while for the six months ended November 2009 there was proceeds from the sale of investments that were not reinvested. The Company’s investment committee is focused on capital preservation and due to the current depressed economic returns decided to not reinvest at this time and retain these funds as cash equivalents.
     Financing Activities. Net cash provided by (used in) financing activities was $17,424,000 and ($1,224,000) for the six months ended November 30, 2009 and 2008, respectively. The activities in this category consisted of the use and repayments of lines of credit and long-term debt as well as cash received from the reverse merger. The Company uses lines of credit to bridge the timing difference between cash inflows and cash outflows during the course of the year. As mentioned earlier, aside from the cash provided from the reverse merger, the primary reason for the fluctuation in financing activities from 2008 to 2009 was the construction of the condominium unit in 2008 financed by the line of credit that was not utilized in 2009.
Off-Balance Sheet Arrangements
     Other than operating leases, the company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

COMMITMENTS AND CONTINGENCIES
From time to time, the Company is a party to various claims, proceedings, or lawsuits relating to the conduct of its business. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, cash flows, or future results of operations.
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. On an ongoing basis, the Company evaluates the results of internal compliance monitoring activities and those of applicable regulatory agencies and, when appropriate, records liabilities to provide for the estimated costs of any necessary remediation. There are no current outstanding actions, but the Company cannot predict the outcome of future program reviews and any unfavorable outcomes could have a material adverse effect on the results of unaudited condensed consolidated statements of operations, cash flows, and financial position.
ACCOUNTING POLICIES AND ESTIMATES
The condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of the Company, its ssubsidiary, Dlorah, and its divisions, NAU and Fairway Hills. The accompanying unaudited consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements. The financial statements are condensed and do not contain all disclosures required in annual financial statements. Accordingly, financial statements should be read in conjunction with the Company’s annual financial statements which were filed with the Company’s Current Report on Form 8-K on November 30, 2009. Furthermore, the results of operations and cash flows for the six month periods ended November 30, 2008, and November 30, 2009, are not necessarily indicative of the results that may be expected for the full year. All intercompany transactions and balances have been eliminated.
Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, income taxes, benefit plans, and certain accruals. Actual results could differ from those estimates.
RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures). This standard establishes a framework for measuring fair value. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The Company adopted this standard as of June 1, 2008. It did not have a material impact on the consolidated financial statement. In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157 (codified in FASB ASC Topic 820). This standard delayed the effective date for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of this standard for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial statement. The additional disclosures required by this standard are included in Note 11 fair value measurements.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (codified in FASB ASC Topic 825, Financial Instruments). This standard expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under this standard, a company may elect to use fair value to measure various assets and liabilities, including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, and issued debt. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted this standard as of June 1, 2008; however, has elected not to use the fair value option. As a result, there is no impact on the consolidated financial statement.
In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (codified in FASB ASC Topic 810). This standard requires that a noncontrolling interest in a consolidated entity be reported in equity, but separate from the parent company’s equity, in the financial statements. This standard was effective for fiscal years beginning on or after December 15, 2008. A noncontrolling interest exists in the Partnership. The Company adopted this guidance for our year that began on June 1, 2009, which required the Company to record the noncontrolling interest within equity.
In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (codified in FASB ASC Topic 805, Business Combinations). This standard significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this standard changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This standard is effective for fiscal years beginning after December 15, 2008. The Company has adopted this standard, and is applying the accounting treatment for business combinations on a prospective basis.
On December 11, 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (both codified in FASB ASC Topic 860, Transfers and Servicing). This standard requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interests in VIEs, including sponsors that have a variable interest in a VIE. This standard became effective for the first interim or annual reporting period that ends after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial statement.
In June 2009, the FASB issued FASB Statement No. 165, Subsequent Events (codified in FASB ASC Topic 855, Subsequent Events). This standard established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. This standard is effective for financial periods ending after June 30, 2009. The Company has adopted this standard, but it did not have a material effect on the Company’s consolidated balance sheet or required financial statement disclosures.
In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (codified in FASB ASC Topic 810). This standard is intended to improve financial reporting by enterprises involved with VIEs. This statement nullifies FSP FAS No. 140-4 and FIN No. 46(R)-8 (codified in FASB ASC Topic 860). This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This will be effective for the Company’s fiscal year beginning June 1, 2010. The Company is still evaluating the impact of this statement on its consolidated financial statement.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (both codified in FASB ASC Topic 320, Investments), which provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. These standards do not amend existing guidance related to other-than-temporary impairments of equity securities. These standards are effective for fiscal years and interim periods ended after June 15, 2009, and was effective for the Company in the first quarter of the fiscal year beginning June 1, 2009. The implementation of this standard did not have a material effect on its consolidated balance sheet or required financial statement disclosures.
Impact of Inflation
     The Company believes inflation has had a minimal impact on results of operations for the six months and the three months ended November 30, 2009 or 2008. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. The Company also takes into account tuition increases to help offset the inflationary impacts while at the same time managing the impact of these increases on students. There can be no assurance that future inflation will not have an adverse impact on operating results and financial conditions.
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
     Since we are a smaller reporting company, we are not required to furnish this information.
Item 4T. Controls and Procedures.
     (a). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange

Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     (b). During the fiscal quarter ended November 30, 2009, the following changes were made to the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     The Company was previously a shell company formed to serve as a vehicle for the acquisition of an operating business. On November 23, 2009, pursuant to an Agreement and Plan of Reorganization, the Company acquired Dlorah, which operates NAU. Upon the consummation of the acquisition, a newly-formed board of directors was appointed, composed of five members (one of which was an existing member of the Company’s board of directors). The company’s management team, accounting functions, board committees and charters, corporate governing policies, and auditors were all replaced. Necessary changes were also made to the Company’s business and financial reporting processes, including management of cash and investments, debt and interest, equity, taxes, financial statement close and external reporting. The Company has also engaged independent consultants and firms that are assisting the management in their assessment and documentation of the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, the Company and its subsidiary may be a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not at this time, a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition, or results of operation.
Item 1A. Risk Factors.
     Since we are a smaller reporting company, we are not required to furnish this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The information on the sale of our unregistered equity securities during the period covered by this quarterly report on Form 10-Q was previously included in our Current Report on Form 8-K, filed on November 30, 2009.

Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matter to a Vote of Security Holders.
     On November 23, 2009, the Company held the special meeting of the Company’s stockholders to consider and vote upon the merger of the Company’s wholly-owned subsidiary Dlorah Subsidiary, Inc., with and into Dlorah, Inc., with Dlorah, Inc. surviving as a wholly-owned subsidiary of the Company. The Company’s stockholders voted to approve the merger.
     In connection with the approval of the merger, the Company’s stockholders voted upon and approved proposed amendments to the Company’s amended and restated certificate of incorporation (i) to change the Company’s corporate name to “National American University Holdings, Inc.”, (ii) to create a new class of Common Stock to be designated as Class A Common Stock, par value $0.0001 per share (the “Class A Stock”), (iii) to increase the authorized capital stock of the Company from 21,000,000 shares consisting of 20,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), and 1,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”), to 51,100,000 shares, consisting of 50,000,000 shares of Common Stock, 100,000 shares of Class A Stock and 1,000,000 shares of Preferred Stock, and (iv) to remove the provisions related to the Company’s status as a blank check company, including, among other things, the classification of the board of directors, and to make the Company’s corporate existence perpetual. The Company’s stockholders also voted on and approved the adoption of the 2009 Stock Option and Compensation Plan (the “Incentive Plan”) pursuant to which the Company reserved 1,300,000 shares of Common Stock for issuance pursuant to the Incentive Plan.
     On November 23, 2009, the Company also held the special meeting of the Company’s warrantholders, at which the warrantholders voted upon and approved the proposal to amend the warrant agreement between the Company and Continental Stock Transfer & Trust Company, which governed the terms of the Company’s then publicly traded warrants. The amendment to the warrant agreement required the Company to redeem all of the outstanding warrants upon the consummation of the merger, at a price of $0.50 per warrant.
All proposals were approved by the Company’s stockholders and warrantholders as follows:

Proposal	Voted for	Voted Against	Votes Abstained
1. The merger proposal	3,917,367	1,887,918	300,000

2. Proposal to change name of the Company	4,004,919	1,545,966	554,400

3. Proposal to create Class A Stock	4,004,919	1,545,966	554,400

Proposal	Voted for	Voted Against	Votes Abstained
4. Proposal to increase number of authorized capital stock	4,004,919	1,545,966	554,400

5. Proposal to make the Company’s corporate existence perpetual	4,004,919	1,545,966	554,400

6. Proposal to adopt the Incentive Plan	4,031,603	1,519,282	554,400

7. Warrant redemption proposal	6,692,536	698,738	0
Item 5. Other Information.
     None
Item 6. Exhibits
10.1	Form of Restricted Stock Award Agreement under the registrant’s 2009 Stock Option and Compensation Plan
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
National American University Holdings, Inc.
           (Registrant)

Dated: January 12, 2010	By:	/s/ Ronald Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit	Description

10.1	Form of Restricted Stock Award Agreement under the registrant’s 2009 Stock Option and Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002