Form 10-Q
period 2010-02-28
National American University Holdings, Inc.
filed 2010-04-13
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 000-52919
National American University Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-0479936 (I.R.S. Employer Identification No.)

5301 S. Highway 16, Suite 200 Rapid City, SD (Address of principal executive offices)	57701 (Zip Code)
(605) 721-5200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 12, 2010, there were 6,087,653 shares of Common Stock, $0.0001 par value per share, and 100,000 shares of Class A Common Stock, $0.0001 par value per share, outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 28, 2010 AND AUDITED CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2009
(In thousands except per share data)

	February 28,	May 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,364	$3,508
Short term investments	19,064	4,417
Student receivables — net of allowance of $290 and $115 at February 28, 2010 and May 31, 2009, respectively	2,607	1,207
Institutional receivables	1,601	173
Student notes receivable — current portion — net of allowance	0	30
Bookstore inventory	802	604
Deferred income taxes	1,140	1,090
Prepaid and other current assets	730	410

Total current assets	34,308	11,439

PROPERTY AND EQUIPMENT
Land	718	718
Land improvements	374	374
Buildings and building improvements	16,524	16,147
Furniture, vehicles, and equipment	16,770	14,564

Total gross property and equipment	34,386	31,803

Less accumulated depreciation	(20,909)	(19,651)

Net property and equipment	13,477	12,152

OTHER ASSETS:
Condominium inventories	3,238	3,802
Student notes receivable — net of current portion and allowance	144	105
Land held for future development	312	312
Course development — net of accumulated amortization of $1,071 and $804 at February 28, 2010 and May 31, 2009, respectively	745	767
Restricted investment	120	0
Other	290	288

	4,849	5,274

TOTAL	$52,634	$28,865

(continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 28, 2010 AND AUDITED CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2009
(In thousands except per share data)

	February 28,	May 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt — current portion	$1,524	$2,147
Lines of credit — real estate	2,795	3,305
Accounts payable	3,685	3,564
Dividends payable	1,926	0
Student accounts payable	516	314
Deferred income	1,207	367
Income tax payable	6	551
Accrued and other liabilities	5,787	4,900

Total current liabilities	17,446	15,148

LONG-TERM DEBT — Net of current portion	3,685	6,507

DEFERRED INCOME TAXES	1,081	1,503

OTHER LONG-TERM LIABILITIES	917	815

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common (100,000 authorized, issued and outstanding; $0.0001 par value per share)	0	0
Common stock (50,000,000 authorized, 6,087,653 issued and 5,018,605 outstanding as of February 28, 2010, 0 issued and outstanding as of May 31, 2009; $0.0001 par value per share)	1	0
Additional paid-in capital	18,302	385
Retained earnings	11,392	7,251
Accumulated other comprehensive income	95	109

	29,790	7,745
Less treasury stock at cost	0	(1,869)

Total National American University Holdings , Inc. stockholders’ equity	29,790	5,876
Non-controlling interest	(285)	(984)

Total equity	29,505	4,892

TOTAL	$52,634	$28,865

(concluded)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2010 AND
FEBRUARY 28, 2009
(In thousands except per share data)

	Nine Month Period Ended		Three Month Period Ended
	February 28,		February 28,
	2010	2009	2010	2009

REVENUE:
Academic revenue	$59,021	$40,028	$21,685	$14,925
Auxiliary revenue	3,893	2,873	1,249	955
Rental income — apartments	703	682	220	204
Condominium sales	694	644	456	433

Total revenue	64,311	44,227	23,610	16,517

OPERATING EXPENSES:
Cost of educational services	11,508	9,352	4,123	3,372
Selling, general and administrative	37,491	29,779	13,928	10,646
Auxiliary expense	1,454	1,158	418	369
Cost of condominium sales	564	458	398	282

Total operating expenses	51,017	40,747	18,867	14,669

OPERATING INCOME	13,294	3,480	4,743	1,848

OTHER INCOME (EXPENSE):
Interest income	160	213	41	84
Interest expense	(440)	(635)	(125)	(197)
Other income — net	176	73	128	(90)

Total other income (expense)	(104)	(349)	44	(203)

INCOME BEFORE INCOME TAXES	13,190	3,131	4,787	1,645

INCOME TAX EXPENSE	(5,241)	(1,118)	(1,785)	(588)

NET INCOME	7,949	2,013	3,002	1,057

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(14)	(8)	(30)	24

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	7,935	2,005	2,972	1,081

OTHER COMPREHENSIVE INCOME —
Unrealized gains (losses) on investments	(14)	190	(23)	19

COMPREHENSIVE INCOME
ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$7,921	$2,195	$2,949	$1,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2010 AND
FEBRUARY 28, 2009
(In thousands except per share data)

	Nine Month Period Ended		Three Month Period Ended
	February 28,		February 28,
	2010	2009	2010	2009

Basic EPS
Class A
Distributed earnings	$34.61	$—	$17.30	$—
Undistributed earnings	$37.03	$20.05	$8.08	$10.81

Total	$71.64	$20.05	$25.38	$10.81

Common
Distributed earnings	$0.15	$—	$0.03	$—
Undistributed earnings	$0.24	$—	$0.05	$—

Total	$0.39	$—	$0.08	$—

Diluted EPS
Class A
Distributed earnings	$34.61	$—	$17.30	$—
Undistributed earnings	$36.03	$20.05	$7.59	$10.81

Total	$70.64	$20.05	$24.89	$10.81

Common
Distributed earnings	$0.12	$—	$0.02	$—
Undistributed earnings	$0.23	$—	$0.05	$—

Total	$0.35	$—	$0.07	$—

Weighted Average Shares outstanding
Basic EPS
Class A	100,000	100,000	100,000	100,000
Common	1,868,858	n/a	5,206,105	n/a

Diluted EPS
Class A	100,000	100,000	100,000	100,000
Common	2,354,081	n/a	6,557,798	n/a
(concluded)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009
(In thousands except per share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated		Equity
			Additional		other		attributable to	Total
	Class A	Common	paid-in	Retained	comprehensive	Treasury	non-controlling	stockholders’
	common	stock	capital	Earnings	income	stock	interest	equity
Balance — May 31, 2008	$0	$0	$385	$4,187	$28	$(1,869)	$(971)	$1,760
Comprehensive income:
Net income	0	0	0	2,005	0	0	8	2,013
Unrealized gain on investments	0	0	0	0	94	0	0	94

Balance — February 28, 2009	$0	$0	$385	$6,192	$122	$(1,869)	$(963)	$3,867

Balance — May 31, 2009	$0	$0	$385	$7,251	$109	$(1,869)	$(984)	$4,892
Recapitalization of Dlorah, Inc.	0	1	22,508	0	0	0	0	22,509
Retirement of Treasury Stock	0	0	(1,869)	0	0	1,869	0	0
Merger costs associated with reverse merger	0	0	(3,359)	0	0	0	0	(3,359)
Contributed capital from non-controlling interest holders	0	0	0	0	0	0	685	685
Share based compensation expense	0	0	637	0	0	0	0	637
Dividends declared	0	0	0	(3,794)	0	0	0	(3,794)
Comprehensive income:
Net income	0	0	0	7,935	0	0	14	7,949
Unrealized loss on investments	0	0	0	0	(14)	0	0	(14)

Balance — February 28, 2010	$0	$1	$18,302	$11,392	$95	$0	$(285)	$29,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009
(In thousands except per share data)

	Nine Months Ended
	February 28,	February 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,949	$2,013
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,685	1,624
Gain on disposition of property and equipment	(104)	(116)
Gain on sale of investments	0	(1)
Provision for uncollectible tuition	1,429	1,036
Non cash compensation expense	637	0
Deferred income taxes	(94)	540
Changes in assets and liabilities:
Accounts and other receivables	(4,257)	(1,674)
Student notes	(9)	0
Bookstore inventory	(198)	(16)
Prepaid and other current assets	(320)	162
Condominium inventories	564	357
Accounts payable	(12)	(1,234)
Deferred income	840	392
Other long-term liabilities	102	0
Income tax receivable/payable	(545)	801
Accrued and other liabilities	887	707

Net cash flows provided by operating activities	8,554	4,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(16,396)	(1,688)
Proceeds from sale of investments	1,615	770
Purchases of property and equipment	(2,409)	(686)
Proceeds from sale of property and equipment	143	196
Course development	(244)	(142)
Construction of development property with line of credit borrowings	0	(452)
Other	(2)	7

Net cash flows used in investing activities	(17,293)	(1,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on lines of credit	0	2,400
Repayments of lines of credit	(510)	(4,975)
Increase in outstanding checks in excess of book balance	0	769
Repayments of long-term debt	(3,445)	(2,120)
Construction of development property with line of credit borrowings	0	452
Contributed capital by non-controlling interest members	685	0
Cash received in reverse merger	22,092	0
Cash paid for merger costs	(3,359)	0
Dividends paid	(1,868)	0

Net cash flows provided by (used in) financing activities	13,595	(3,474)

(continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009
(In thousands except per share data)

	February 28,	February 28,
	2010	2009

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$4,856	$(878)

CASH AND CASH EQUIVALENTS — Beginning of year	3,508	2,108

CASH AND CASH EQUIVALENTS — End of period	$8,364	$1,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest — net of $-0- and $39 capitalized during the nine months ended February 28, 2010 and February 28, 2009 respectively	$430	$672

Cash paid for income taxes	$3,333	$223

Dividends declared at February 28, 2010 and February 28, 2009	$1,926	$—

(concluded)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009
(Dollar amounts, except per share, in thousands)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc., a South Dakota corporation (“Dlorah”), and its divisions, National American University (“NAU”) and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements. These financial statements are condensed and do not contain all disclosures required in annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Registration Statement filed on Form S-1 on March 23, 2010. Furthermore, the results of operations and cash flows for the nine month periods ended February 28, 2010, and February 28, 2009, are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States (GAAP). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to the Unaudited Condensed Consolidated Financial Statements.
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
The Company, formerly known as Camden Learning Corporation, was incorporated in the State of Delaware on April 10, 2007. The Company was a special purpose acquisition company formed to serve as a vehicle for the acquisition of an operating business. On November 23, 2009, Dlorah became a wholly-owned subsidiary of the Company (the “Transaction”), pursuant to an Agreement and Plan of Reorganization between the Company and Dlorah. In connection with the Transaction, the stockholders of Dlorah received approximately 77% of the equity of the Company, and Dlorah was deemed to be the acquirer for accounting purposes. The Transaction has been accounted for as a reverse merger accompanied by a recapitalization. As a result of the Transaction, the historical results of Dlorah became the historical results of the Company. The accompanying consolidated financial statements as of the year ended May 31, 2009 and for the three and nine month periods ended February 28, 2009 have been updated to reflect the effects of the recapitalization on common stock, stockholders’ equity accounts and earnings per share.
The Company’s common stock is listed on the Over-the-Counter Bulletin Board. Dlorah owns and operates NAU. NAU is a regionally accredited, for-profit, multi-campus institution of higher learning, operating 18 educational sites within the states of South Dakota, Colorado, Kansas, Missouri, Minnesota, New Mexico, and Texas, including its headquarters in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, online learning programs and contracts to provide instruction and course materials to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with Department of Education requirements, which include, among other items, the maintenance of certain financial ratios.
The Company, through its Fairway Hills division, also operates apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.
Approximately 92% and 91% of the Company’s total revenues for the nine months ended February 28, 2010 and February 28, 2009, respectively, were derived from NAU’s academic revenue. Approximately 91% and 90% of the Company’s total revenues for the three months ended February 28, 2010 and February 28, 2009, respectively, were derived from NAU’s academic revenue.

3.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised warrants and restricted stock. As described in Note 6, the Company has two classes of common stock outstanding as of February 28, 2010 with different dividend rates. Therefore, the Company utilized the two class method to calculate and report earnings per share for each class of stock for 2010. For purposes of calculating basic and diluted earnings per share, undistributed earnings are allocated to the Class A stock and common stock based on the proportionate weighted average outstanding amount of each class of stock as of February 28, 2010 and 2009, respectively. During the periods shown below in 2009, only one class of common stock was outstanding and there were no dilutive securities outstanding.

	For the nine months		For the three months
	ended February 28,		ended February 28,
	2010	2009	2010	2009
Weighted average shares outstanding used to compute basic net income per share	1,868,858	n/a	5,206,105	n/a
Unvested compensatory restricted shares	68,636	n/a	68,636	n/a
Incremental shares issuable upon the assumed exercise of warrants	416,587	n/a	1,283,057	n/a

Shares used to compute diluted net income per share	2,354,081	n/a	6,557,798	n/a

4.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued a new standard to update FASB ASC Topic 810, Consolidation. This standard is intended to improve financial reporting by enterprises involved with VIEs. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This will be effective for the Company’s fiscal year beginning June 1, 2010. The Company is evaluating the impact of this statement on its consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The new disclosures and clarifications of existing disclosures will be effective for the Company’s fourth quarter ending May 31, 2010. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level three fair value measurements will be effective for the Company’s fourth quarter ending May 31, 2011.
In February 2010, the FASB issued Accounting Standards Update 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This standard eliminates the requirement of an SEC filer to disclose the date through which subsequent events have been evaluated. The Company has adopted this standard, but it did not have a material effect on the Company’s consolidated balance sheet or required financial statement disclosures.

5.	LONG-TERM DEBT
At February 28, 2010 and May 31, 2009, long-term debt consisted of the following:

Notes Payable	Feb 28, 2010	May 31, 2009
Note payable to Great Western Bank; matures February 2014; requires monthly payments of $42, including principal and interest; accrues interest at 6.45%; secured by real estate and personally guaranteed by a Company stockholder	$3,328	$3,582
Note payable to Wells Fargo Bank; matures June 1, 2011; requires monthly payments of $30 including principal and interest; accrues interest at 6%; secured by cash, savings, and investment accounts held at Wells Fargo Bank	468	714
Note payable to Great Western Bank; matures March 26, 2012; requires monthly payments of $19, including principal and interest; accrues interest at a variable rate (a) (3.25% at February 28, 2010 and May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder	449	611
Note payable to Great Western Bank; matures November 28, 2012; requires monthly payments of $13, including principal and interest; accrues interest at a variable rate (a) (3.25% at February 28, 2010 and 4% at May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder	388	499
Note payable to Great Western Bank; matures August 17, 2011; requires monthly payments of $15, including principal and interest; accrues interest at a variable rate (a) (3.25% at February 28, 2010 5% at May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder	236	364
Note payable to Great Western Bank; matures May 18, 2011; requires monthly payments of $13, including principal and interest; accrues interest at a variable rate (a) (3.25% at February 28, 2010 and May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder	157	264

	(continued)

Notes Payable	Feb 28, 2010	May 31, 2009
Note payable to Great Western Bank; matures on May 18, 2010; requires monthly payments of $16, including principal and interest; accrues interest at a variable rate (a) (3.25% at February 28, 2010 and May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder	$34	$175
Note payable to Great Western Bank; matures on December 8, 2010; requires monthly payments of $10, including principal and interest; accrues interest at a variable rate (a) (3.25% at February 28, 2010 and 4% at May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder	88	177
Note payable to Great Western Bank; matures on September 25, 2010; requires monthly payments of $9, including principal and interest; accrues interest at a variable rate (a) (3.25% at February 28, 2010 and May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder	55	137
Note payable to Great Western Bank; matures on June 2, 2010; requires monthly payments of $2, including principal and interest; accrues interest at a variable rate (a) (3.25% at February 28, 2010 and May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder	6	24
Notes payable paid in full during nine months ended February 28, 2010	0	2,107

Total long-term debt	5,209	8,654

Less current portion	1,524	2,147

Long-term portion	$3,685	$6,507

(a)	Variable rates are based on prime rate plus an adjustment, which is specific to each note payable agreement.
(Concluded)
Future maturities of long-term debt for the five years ending February 28 are as follows:

2011	$1,524
2012	884
2013	400
2014	2,401
2015	0

$5,209

The Company was in compliance with all debt covenants at February 28, 2010.
6.	STOCKHOLDERS’ EQUITY
The authorized capital stock for the Company is 51,100,000, consisting of (i) 50,000,000 shares of Common Stock, par value $0.0001 per share, (ii) 100,000 shares of Class A Common Stock, par value $0.0001 per share, and (iii) 1,000,000 shares of Preferred Stock, par value $0.0001 per share.
Of the authorized shares, the following were issued and outstanding as of February 28, 2010: (i) 6,087,653 shares of Common Stock and (ii) 100,000 shares of Class A Common Stock (which are convertible into Common Stock at a rate of 157.3 shares of Common Stock for each share of Class A Common Stock). No shares of Preferred Stock were outstanding as of February 28, 2010 or May 31, 2009.

The Common Stock outstanding includes 250,000 shares of restricted Common Stock issued to the former Dlorah stockholders, and 575,000 shares of restricted Common Stock issued to Camden Learning LLC, in connection with the Transaction. The restriction lapses when the Company’s Common Stock trades at or above $8.00 for 60 consecutive days. Should the restriction not lapse by November 23, 2014, the restricted shares will be canceled. The Common Stock outstanding also includes 219,048 shares of restricted Common Stock that were granted under the Company’s 2009 Stock Option and Compensation Plan (the “Plan”), and 25,000 shares of restricted Common Stock granted to the Company’s Chief Executive Officer outside of the Plan.
Also, in connection with the Transaction, the former Dlorah stockholders were issued, in the aggregate, warrants to purchase up to 2,800,000 shares of Common Stock at $5.50 per share that will expire if not converted by November 23, 2011. These warrants contain a cashless exercise feature, and have not been exercised as of February 28, 2010.
The Company has also granted restricted stock awards to promote the long-term interests of the Company and its stockholders by using such awards as a means for attracting and retaining directors and key employees. The fair value of restricted stock awards were calculated using the Company’s stock price as of the associated grant date and are accrued ratably as compensation expense over the vesting period of the award. The amounts recognized in compensation expense were $637 for the three months and nine months ended February 28, 2010. The estimated tax benefit using the current effective income tax rate for the quarter of 39.7% would be $253. As of February 28, 2010 there was $1.5 million of total unrecognized compensation cost related to the restricted stock awards discussed above that will be recognized over a period extending to May 31, 2012.
The holders of Class A Common Stock are entitled to a quarterly dividend equal to $0.11 per quarter (for a total of $0.44 per year) per share of the Common Stock into which such Class A Common Stock is convertible, paid when and if declared by the Board of Directors. If a dividend is paid on the Class A Common Stock, there will also be a dividend paid to holders of Common Stock equal to one-fourth of the per share amount of any Class A Common Stock dividend paid. A dividend totaling $1,896 was declared on November 30, 2009, and $1,868 was paid in January 2010 with the difference remaining accrued for as of February 28, 2010. A dividend totaling $1,896 was declared on January 27, 2010 and is scheduled to be paid in March 2010.
7.	INCOME TAXES
The effective tax rate for the nine months ended February 28, 2010 and February 28, 2009, was 39.7% and 35.7%, respectively. This increase is primarily due to a higher taxable income.
The effective tax rate for the three months ended February 28, 2010 and February 28, 2009, was 37.3% and 35.7%, respectively.

8.	COMMITMENTS AND CONTINGENCIES
From time to time, the Company is a party to various claims, proceedings, or lawsuits relating to the conduct of its business. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. On an ongoing basis, the Company evaluates the results of internal compliance monitoring activities and those of applicable regulatory agencies and, when appropriate, records liabilities to provide for the estimated costs of any necessary remediation. There are no current outstanding regulatory actions, but the Company cannot predict the outcome of future program reviews and any unfavorable outcomes could have a material adverse effect on the Company’s results of operations, cash flows and financial position.
9.	RELATED-PARTY TRANSACTIONS
The Company is required under 34 CFR 668.23(d) to disclose all related-party transactions (as defined within the regulation) regardless of materiality to the financial statements. As described in Note 5, certain notes payable are personally guaranteed by a stockholder of the Company and notes payable are due to stockholders and related parties at February 28, 2010 and May 31, 2009, of $0 and $1,147, respectively.
10.	CONDOMINIUM PROJECT
During 2008, the Company broke ground on a new building that will contain 24 condominium units to be sold to the public. This project was funded by a construction line of credit and was completed in 2009. These condominium units are accounted for within condominium inventories within the condensed consolidated balance sheets as of February 28, 2010 and May 31, 2009, and the sales of the condominium units are recorded within condominium sales within the condensed consolidated statement of operations for the three and nine month periods ended February 28, 2010 and 2009, respectively.
In addition, five units of an existing 48-unit apartment building have been sold as condominiums, with the remaining units available for sale or lease. These condominium units are accounted for within net property and equipment within the condensed consolidated balance sheets as of February 28, 2010 and May 31, 2009, and the sales of the condominium units are recorded within other income — net within the condensed consolidated statements of operations for the three and nine month periods ended February 28, 2010 and 2009, respectively.

11.	FAIR VALUE MEASUREMENTS
The Company adopted a new accounting standard that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at February 28, 2010 and May 31, 2009:
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
In accordance with the fair value hierarchy, the following table shows the fair value as of February 28, 2010 and May 31, 2009, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No financial assets are measured at fair value on a nonrecurring basis at February 28, 2010 or May 31, 2009.

	Quoted
	Prices in	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
February 28, 2010

Investments
Cd’s and money market accounts	$317	$410	$—	$727
US treasury bills and notes	18,337			18,337
Restricted Investments (checking account)	120	—	—	120

Total assets at fair value	$18,774	$410	$—	$19,184

May 31, 2009

Investment
Cd’s and money market accounts	$1,816	$231	$—	$2,047
US treasury bills and notes	2,483	—	—	2,483

Total assets at fair value	$4,299	$231	$—	$4,530

12.	COMPLETED MERGER
In August 2009, the Company, then known as Camden Learning Corporation, and Dlorah entered into an Agreement and Plan of Reorganization, under which the Company agreed to purchase all of the ownership interests in Dlorah for cash and stock.
In connection with the approval of the Transaction, the Company’s stockholders adopted an amendment to its amended and restated articles of incorporation (i) to change the Company’s corporate name to “National American University Holdings, Inc.”, (ii) to create a new class of common stock to be designated as Class A Common Stock, par value $0.0001 per share (the “Class A Stock”), (iii) to increase the Company’s authorized capital stock from 21,000,000 shares consisting of 20,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), and 1,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”), to 51,100,000 shares, consisting of 50,000,000 shares of Common Stock, 100,000 shares of Class A Stock, and 1,000,000 shares of Preferred Stock, and (iv) to remove the provisions related to the Company’s status as a blank check company, including, among other things, the classification of the board of directors, and to make the Company’s corporate existence perpetual. Furthermore, the Company’s stockholders adopted the 2009 Stock Option and Compensation Plan (the “Incentive Plan”) pursuant to which the Company reserved 1,300,000 shares of Common Stock for issuance pursuant to the Incentive Plan.
The Transaction closed on November 23, 2009, and on that date, Dlorah became a wholly owned subsidiary of the Company. The stockholders of Dlorah received shares and warrants representing approximately 77% of the Company’s issued capital shares. The acquisition was accounted for as a reverse merger accompanied by a recapitalization of the Company. Under this accounting method, Dlorah was considered the acquirer for accounting purposes because it obtained effective control of the Company as a result of the acquisition. This determination was primarily based on the following facts: Dlorah’s retention of a significant voting interest in the Company; Dlorah’s appointment of a majority of the members of the Company’s initial board of directors; Dlorah’s operations comprising the ongoing operations of the Company; and Dlorah’s senior management serving as the senior management of the Company. Under this method of accounting, the recognition and measurement provisions of the accounting guidance for business combinations do not apply and therefore, the Company did not recognize goodwill or other intangible assets. Instead, the acquisition has been treated as the equivalent of Dlorah issuing stock for the net monetary assets of the Company, primarily cash, which are stated at their carrying value. Because of the reverse merger, the historical results represent those of Dlorah.
At the time of the Transaction, all the issued and outstanding equity interests of Dlorah were automatically converted into the right to receive (i) 100,000 shares of Class A Stock, automatically convertible after two years (or earlier if elected by the stockholders) into 15,730,000 shares of the Common Stock at a ratio of 157.3 shares of Common Stock for every 1 share of Class A Stock, (ii) 2,800,000 newly issued common stock purchase warrants (the “Warrants”) at a purchase price of $5.50 per share, and (iii) 250,000 shares of Restricted Common Stock that are not freely tradable until such time as the Common Stock trades at or above $8.00 per share for any 60 consecutive trading day period, provided that such shares shall be forfeited on the fifth anniversary of the date of issuance if such restriction has not been satisfied by then.

Additionally, the Company has entered into an employment agreement with its Chairman of the Board of Directors through December 2011. The agreement requires, among other things, an incentive payment of 10% of the Company’s annual income as defined in the agreement, which is paid out annually. Effective November 23, 2009, this changed to 7% of the Company’s annual income. As of February 28, 2010, the Company has recorded a liability of $1,044, which is included in accrued and other liabilities in the accompanying consolidated balance sheet. The agreement also provides for a deferred compensation payment payable upon retirement or death equal to one year’s salary. The liability totals $161 at February 28, 2010, and is included in other long-term liabilities in the accompanying consolidated balance sheet.
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

	Nine Months Ended February 28, 2010			Nine Months Ended February 28, 2009
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$59,021	$0	$59,021	$40,028	$0	$40,028
Auxiliary revenue	3,893	0	3,893	2,873	0	2,873
Rental income — apartments	0	703	703	0	682	682
Condominium sales	0	694	694	0	644	644

Total revenue	62,914	1,397	64,311	42,901	1,326	44,227

Operating expenses:
Educational services and facilities	11,508	0	11,508	9,352	0	9,352
Selling, general and administrative	36,220	1,271	37,491	28,619	1,160	29,779
Auxiliary expense	1,454	0	1,454	1,158	0	1,158
Cost of condominium sales	0	564	564	0	458	458

Total operating expenses	49,182	1,835	51,017	39,129	1,618	40,747

Operating income (loss)	13,732	(438)	13,294	3,772	(292)	3,480

Other income (expense):
Interest income	160	0	160	213	0	213
Interest expense	(101)	(339)	(440)	(250)	(385)	(635)
Other income — net	(14)	190	176	3	70	73

Total other income (expense)	45	(149)	(104)	(34)	(315)	(349)

Income (loss) before taxes	$13,777	$(587)	$13,190	$3,738	$(607)	$3,131

Total assets	$33,816	$18,818	$52,634

Expenditures for long-lived assets	$(1,237)	$(1,172)	$(2,409)	$(676)	$(462)	$(1,138)

Depreciation and amortization	$1,308	$377	$1,685	$1,370	$254	$1,624

	Three Months Ended February 28, 2010			Three Months Ended February 28, 2009
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$21,685	$0	$21,685	$14,925	$0	$14,925
Auxiliary revenue	1,249	0	1,249	955	0	955
Rental income — apartments	0	220	220	0	204	204
Condominium sales	0	456	456	0	433	433

Total revenue	22,934	676	23,610	15,880	637	16,517

Operating expenses:
Educational services and facilities	4,123	0	4,123	3,372	0	3,372
Selling, general and administrative	13,479	449	13,928	10,406	240	10,646
Auxiliary expense	418	0	418	369	0	369
Cost of condominium sales	0	398	398	0	282	282

Total operating expenses	18,020	847	18,867	14,147	522	14,669

Operating income (loss)	4,914	(171)	4,743	1,733	115	1,848

Other income (expense):
Interest income	41	0	41	84	0	84
Interest expense	(20)	(105)	(125)	(28)	(169)	(197)
Other income — net	(14)	142	128	(2)	(88)	(90)

Total other income (expense)	7	37	44	54	(257)	(203)

Income (loss) before taxes	$4,921	$(134)	$4,787	$1,787	$(142)	$1,645

Total assets	$33,816	$18,818	$52,634

Expenditures for long-lived assets	$(319)	$(1,147)	$(1,466)	$(371)	$(446)	$(817)

Depreciation and amortization	$450	$132	$582	$473	$81	$554

14.	SUBSEQUENT EVENTS
On March 23, 2010, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the offer and sale of up to 7,000,000 shares of its Common Stock. Of these shares, it is anticipated that 3,500,000 shares will be issued and sold by the Company and 3,500,000 shares will be sold by selling stockholders. In addition, the Company will grant the underwriters an option to purchase an additional 1,050,000 shares of Common Stock to cover over-allotments, if any. The Company also has applied to have its Common Stock listed on the NASDAQ Global Market.

On March 19, 2010, the Company, and Robert Buckingham, an executive officer of the Company, entered into a Termination of Employment Agreement and Release Agreement (the “Termination Agreement”). Under the Termination Agreement, the parties terminated the Employment Agreement dated January 3, 1995, as amended to date, between Dlorah and Mr. Buckingham (the “Employment Agreement”), which contained the terms and conditions of Mr. Buckingham’s employment with the Company as an executive officer of the Company, and which was filed as an exhibit to the Company’s Current Report on Form 8-K on November 30, 2009. Under the terms of the Termination Agreement, the Company will pay Mr. Buckingham a lump sum payment of $2,132 for terminating the Employment Agreement, including his right to receive future salary and incentive compensation thereunder. In addition, the Termination Agreement contains a comprehensive release of claims against the Company by Mr. Buckingham. The Company will record this amount as selling, general, and administrative expense within the consolidated statement of operations during the fourth quarter.
On March 19, 2010, the Company issued to Dr. Ronald Shape, the Company’s Chief Executive Officer and Chief Financial Officer, 50,000 shares of restricted Common Stock under the Plan and an additional 25,000 shares of restricted Common Stock pursuant to a Restricted Stock Award Agreement dated March 19, 2009. These shares, which vest over a three-year period if certain performance criteria are satisfied, were issued in connection with Dr. Shape’s forfeiture of 75,000 shares of restricted Common Stock previously granted to him under the Plan on November 30, 2009.
On March 19, 2010, the Company issued to Dr. Jerry Gallentine, the Company’s President, 12,500 shares of restricted Common Stock under the Plan. These shares, which vest over a three-year period if certain performance criteria are satisfied, were issued in connection with Dr. Gallentine’s forfeiture of 12,500 shares of restricted Common Stock previously granted to him under the Plan on November 30, 2009.
The restriction on the 825,000 shares of restricted Common Stock discussed above in Note 6 lapsed on March 23, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Form 8-K filed on November 30, 2009 and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.
Background
The Company owns and operates National American University, or NAU, a regionally accredited, for-profit, multi-campus institution of higher learning offering Associate, Bachelor’s and Master’s degree programs in business-related disciplines such as accounting, applied management, business administration, and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 18 educational sites located in Colorado, Kansas, Minnesota, Missouri, New Mexico, South Dakota and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota.
NAU currently provides courses to approximately 3,600 students who take courses only at its physical locations, provides courses to more than 3,100 students who take only online courses, and provides courses to over 1,000 students who take courses in a combined manner using the physical campus location and the online delivery method. NAU also provides instruction through affiliated institutions to approximately 4,000 additional students online.
The Company also has real estate operations, which consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations, which generate approximately 3% of our revenues, are not expected to expand beyond the real estate we currently own in Rapid City, South Dakota.

Key Financial Results Metrics
Revenue. Revenue is derived mostly from NAU’s operations. For the nine months ended February 28, 2010, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue came from NAU’s auxiliary revenue from sources such as NAU’s food services, bookstore, dormitory and motel operations and the real estate operations rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.
Factors affecting net revenue include:
•	the number of students who are enrolled and who remain enrolled in courses throughout the term;
•	the number of credit hours per student;
•	the students’ degree and program mix;
•	changes in tuition rates;
•	the affiliates with which NAU is working as well as the number of students at the affiliates; and
•	the amount of scholarships for which students qualify.
We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expense as a percentage of revenues for the nine months ended February 28, 2010 and 2009 was 2.2% and 2.3%, respectively.
We define enrollments for a particular reporting period as the number of students registered in a course on the last day of the reporting period. Enrollments are a function of the number of continuing students registered and the number of new enrollments registered during the specified period. Enrollment numbers are offset by inactive students, graduations and withdrawals occurring during the period. Inactive students for a particular period are students who are not registered in a class and, therefore, are not generating net revenue for that period.
We believe the principal factors affecting NAU’s enrollments and net revenue are the number and breadth of the programs being offered; the effectiveness of our marketing, recruiting and retention efforts; the quality of our academic programs and student services; the convenience and flexibility of our online delivery platform; the availability and amount of federal and other funding sources for student financial assistance; and general economic conditions.

The following chart is a summary of our student enrollment at February 28, 2010 and February 28, 2009, by degree type and by instructional delivery method:

	February 28, 2010	February 28, 2009
	(Winter ’10 Qtr)	(Winter ’09 Qtr)	% Growth over
	Number of	Number of	same quarter
	Students	Students	prior year
Graduate	323	239	35.1%
Undergraduate	7,666	5,516	39.0%

Total	7,989	5,755	38.8%
On-Campus	3,667	3,060	19.8%
Online	3,198	2,040	56.8%
Hybrid	1,124	655	71.6%

Total	7,989	5,755	38.8%
We experienced almost a 40% growth in enrollment in winter quarter 2010 over winter quarter 2009. This growth was a significant increase over our historic enrollment growth, which has averaged approximately 9.4% annually since 1998. We believe this recent growth is attributable to four main factors: investment in the expansion and development of physical locations, investment in the expansion of current academic programs and development of new academic programs, the development of a disciplined student recruitment process, and the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. We believe we have realized a significant increase in enrollments since 2005 due to our investment of approximately $20 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.
We plan to continue expanding and developing our academic programming, opening additional physical locations and, potentially, making acquisitions. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate our positive enrollment trends will continue. To the extent the economic downturn has caused enrollment growth, our ability to maintain or increase that portion of our growth will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which these enrollment trends will continue will be correlated with the opening of additional physical locations, the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through acquisitions. If market conditions decline or if we are unable to open new physical locations, develop or expand academic programming or make acquisitions, whether as a result of regulatory limitations or other factors, our growth rate will likely return to more historic levels.

Expenses. Expenses consist of cost of educational services, selling, general and administrative expenses, auxiliary expenses, the cost of condominium sales, and the loss on disposition of property and equipment. Cost of educational services expenses contain expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs. Selling, general and administrative expenses include the salaries of the learner services positions, salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), as well as depreciation, rent for campus facilities, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books, clothing, food and textbook shrinkage. The cost of condominium sales is the expense related to the sale of condominiums. The loss on disposition of property and equipment expense records the cost of discontinued assets that are no longer used by us.
Factors affecting comparability
Set forth below are selected factors we believe have had, or which we expect to have, a significant effect on the comparability of our recent or future results of operations:
Introduction of new programs and specializations. We plan to develop additional degree and diploma programs and specializations over the next several years. When introducing new programs and specializations, we invest in curriculum development, support infrastructure and marketing research. Revenues associated with these new programs are dependent upon enrollments, which are lower during the periods of introduction. During this period of introduction and development, the rate of growth in revenues and operating income has been, and may be, adversely affected, in part, due to these factors. Historically, as the new programs and specializations develop, increases in enrollment are realized, cost-effective delivery of instructional and support services are achieved, economies of scale are recognized, and more efficient marketing and promotional processes are gained.
Public company expenses. As a public company, we have begun and will continue to incur significant additional costs and expenses such as increased legal and audit fees, professional fees, director and officer insurance costs, board of director fees, and expenses related to compliance with the Sarbanes Oxley Act regulations and preparing and distributing periodic reports in compliance with obligations under the federal securities laws. In addition, we will likely have to hire additional personnel and expand our administrative functions to become compliant, and maintain compliance, with the regulatory obligations of being a public company. We estimate that the additional costs of being a public company will be between $1.0 million and $2.0 million annually, which we expect to fund through cash provided by operating activities.
Stock-based compensation. We expect to incur increased non-cash, stock based compensation expense in connection with existing and future issuances under our 2009 Stock Option and Compensation Plan or other equity incentive plans.
Seasonality. Our operations are generally subject to seasonal trends. While we enroll students throughout the year, summer and winter quarter new enrollments and revenue are generally lower than enrollments and revenue in other quarters due to the traditional custom of summer breaks and the holiday break in December and January. In addition, we generally experience an increase in enrollments in the fall of each year when most students seek to begin their post-secondary education.

Critical Accounting Policies and Estimates
The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Management evaluates its estimates and judgments, including those discussed below, on an ongoing basis. These estimates are based on historical experience and on various other assumptions that management believs to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the financial statements. We believe the following critical accounting policies involve more significant judgments and estimates than others used in the preparation of our financial statements:
Revenue recognition. Academic revenue represented approximately 92% and 91% of revenue for the nine months ended February 28, 2010 and 2009, respectively. We recognize revenue from tuition on a daily basis over the length of the respective term. Academic revenue also includes certain fees and charges assessed at the start of each term. If a student drops or withdraws from a course during the first week of classes, we refund 100% of the charges for tuition and fees, beyond the first week but during the first 60% of scheduled classes, the percentage of tuition charges refunded is based on a daily proration on a percent of the term completed. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities on the balance sheet.
Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of the students to make required payments. We determine the adequacy of the allowance for doubtful accounts based on an analysis of aging of the accounts receivable and with regard to historical bad debt experience. Accounts receivable balances are generally written off when deemed uncollectible at the time the account is returned by an outside collection agency. However, accounts that are 180 days old are fully reserved and management continues collection efforts until it is determined that the possibility of collection is unlikely. Bad debt expense is recorded as a selling, general and administrative expense. As of February 28, 2010 and 2009, the allowance for doubtful accounts was approximately $247,000 and $115,000, respectively. During the nine months ended February 28, 2010 and 2009, bad debt expense was $1,429,000 and $1,036,000, respectively. The bad debt expense was 2.2% and 2.3% of total revenue for the nine months ended February 28, 2010 and 2009, respectively.
Regulation of Federal Student Financial Aid Programs
For the fiscal years ended May 31, 2009 and May 31, 2008, we derived cash receipts equal to approximately 71.6% and 67.7%, respectively, of the net revenue from tuition provided by federal student financial aid programs authorized by Title IV.

Student loan programs, including Title IV programs, have recently come under increased scrutiny by the Department of Education, Congress, state attorneys general, and other parties. The added scrutiny includes lending practices related to such programs and potential conflicts of interest between educational institutions and their lenders. As a result, Congress has passed new laws, the Department of Education has enacted stricter regulations, and several states have adopted codes of conduct or enacted state laws that further regulate the conduct of lenders, schools and school personnel. The effect of such actions may result in increased costs of managing Title IV programs and other student loan programs, although we are unable to calculate or determine such impact at this time.
In addition, the recent disruptions in the credit markets and adverse market conditions for consumer loans in general have affected the student lending marketplace. These disruptions have caused some lenders to cease providing Title IV loans to students and caused others to reduce the benefits and increase the fees for the Title IV loans they provide. Some of the lenders with whom we regularly deal have announced decisions to stop participating in the Title IV loan market. However, we believe that to date there have been no material disruptions in the availability of Title IV loans to our students.
On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which among other things eliminates the Federal Family Education Loan, or FFEL, program (in which private lenders originate Title IV loans) in favor of the Direct Loan program (in which the Department of Education originates Title IV loans), such that no FFEL loans will be originated after June 30, 2010. We are approved to participate in the Direct Loan program and expect to be able to fully transition from the FFEL program to the Direct Loan program as of July 1, 2010.
Results of Operations — Nine Months Ended February 28, 2010 Compared to Nine Months Ended February 28, 2009
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months	Nine Months
	Ended February	Ended February
	28, 2010	28, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	17.9	21.1
Selling, general and administrative	58.3	67.3
Auxiliary expense	2.3	2.6
Cost of condominium sales	0.9	1.0

Total operating expenses	79.3	92.1
Operating income	20.7	7.9
Interest expense	(0.7)	(1.4)
Interest income	0.2	0.5
Other income	0.3	0.2

Income before income taxes	20.5	7.1
Income tax expense	(8.1)	(2.5)
Net income attributable to non controlling interest	0.0	0.0

Net income attributable to the Company	12.3	4.5

For the nine months ended February 28, 2010, we generated $64.3 million in revenue, an increase of 45.4% compared to the same period in 2009. This increase was attributable to enrollment growth, an average tuition increase of 4.4% effective September 2009 (which was approved by NAU’s board of governors in April 2009), additional students served through affiliated institutions, continued geographic and programmatic expansion and revenue from condominium sales. Our revenue for the nine months ended February 28, 2010 consisted of $62.9 million from our NAU operations and $1.4 million from our other operations. Our winter academic term ended on March 2, 2010 while our third accounting quarter ended February 28, 2010. Therefore, $840,000 of revenue which was related to the winter academic term, and is not reflected in our third accounting quarter numbers above, will be accounted for in the fourth quarter in accordance with our revenue recognition accounting policy. Total operating expenses were $51.0 million or 79.3% of total revenue for the nine months ended February 28, 2010, an increase of 25.2% compared to the same period in 2009. Income from operations was $13.3 million or 20.7% of total revenue for the nine months ended February 28, 2010, an increase of 282% compared to the same period in 2009. Net income was $7.9 million or 12.3% of total revenue for the nine months ended February 28, 2010, an increase of 295%, compared to the same period 2009. We believe the enrollment increase, consistent with our investment in new physical sites and programs, expansion of existing programs to new markets, a weaker economy and improved operating efficiencies were the primary reasons for our improved operating margins. We also believe that our strategic plan was a key asset to enable us to manage and monitor these driving forces. Additional details describing results are provided in the business sections discussion below.
NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months	Nine Months
	Ended February	Ended February
	28, 2010	28, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	18.3	21.8
Selling, general and administrative	57.6	66.7
Auxiliary expense	2.3	2.7
Cost of condominium sales	0.0	0.0

Total operating expenses	78.2	91.2
Operating income	21.8	8.8
Interest expense	(0.2)	(0.6)
Interest income	0.3	0.5
Other income	0.0	0.0

Income before non-controlling interest and taxes	21.9	8.7

Total revenue. The total revenue for NAU for the nine months ended February 28, 2010 was $62.9 million, an increase of $20.0 million or 46.6%, as compared to total revenue of $42.9 million for the same period in 2009. The increase was primarily due to the enrollment increase of approximately 40%, which was consistent with our investment in new program development, program expansion, development of new educational sites and student retention initiatives, over the prior year. The increase can also be attributed, in part, to the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. In addition, the increase is due to an average tuition increase of 4.4% that was effective September 2009 and approved by NAU’s board of governors in April 2009. We believe that NAU’s well-defined strategic plan contributed to the increase in the revenues.
The academic revenue for the nine months ended February 28, 2010 was $59.0 million, an increase of $19.0 million or 47.4%, as compared to academic revenue of $40.0 million for the same period in 2009. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $3.9 million, an increase of $1.0 million or 35.5%, as compared to auxiliary revenue of $2.9 million for the same period in 2009. The increase in auxiliary revenue was primarily due to additional students being served through the growth of our current affiliate relationships and the development of new affiliations whereby the university provides online course delivery services to students enrolled at other institutions and is compensated for those services. Our winter academic term ended on March 2, 2010 while our third accounting quarter ended February 28, 2010, resulting in $840,000 of revenue that was related to the winter academic term that will be accounted for in the fourth quarter in accordance with our revenue recognition accounting policy.
Cost of educational services. The educational services expense as a percentage of total revenue decreased by 3.5 percentage points for the nine months ended February 28, 2010, to 18.3%, as compared to 21.8% for the same period in 2009. This decrease was a result of realizing continued economies of scale through enrollment growth and by counseling students to enroll in online courses, thereby increasing our student to instructor ratios. The educational services expenses for the nine months ended February 28, 2010 were $11.5 million, an increase of $2.2 million, or 23.1% as compared to educational expenses of $9.4 million for the same period in 2009. This increase was primarily due to increases in instructional compensation and related expenses. These increases were attributable to the increased faculty and staff members needed to provide and maintain the quality of our educational services to our increased student enrollment.
Selling, general, and administrative expenses. The selling, general and administrative expense as a percentage of total revenue decreased by 9.1 percentage points for the nine months ended February 28, 2010, to 57.6%, as compared to 66.7% for the same period in 2009. This decrease was primarily the result of the university’s ability to further leverage fixed costs across an increasing revenue base. The selling, general and administrative expenses for the nine months ended February 28, 2010 were $36.2 million, an increase of $7.6 million, or 26.6%, as compared to selling, general and administrative expenses of $28.6 million for the same period in 2009. The increase was attributed to additional support staff necessary to support our continued growth, increased admissions staff to support our growth plan and larger marketing costs to sustain our growth initiative.

In addition, we track the expenditures associated with new educational sites, new program development and program expansion within the selling, general and administrative expense category. For the nine months ended February 28, 2010, the total business expansion and development expenditures were $4.0 million as compared to $2.3 million for the same period in 2009. Included in this total was $1.6 million for the continued development of the Austin, Texas campus, as compared to $1.2 million for the same period in 2009, $1.0 million for the expansion and development of hybrid learning centers in Missouri, Minnesota and Colorado as compared to $50,000 for the same period in 2009, and $1.4 million for the continued expansion for the nursing programs in Denver, Colorado; Bloomington, Minnesota; Albuquerque, New Mexico; Rapid City, South Dakota; and Sioux Falls, South Dakota, as compared to $1.1 million for the same period in 2009.
Auxiliary. Auxiliary expenses for the nine months ended February 28, 2010 were $1.5 million, an increase of $0.3 million, or 25.6%, as compared to auxiliary expenses of $1.2 million for the same period in 2009. This increase was primarily the result of the volume of book sales.
Interest expense. Interest expense for the nine months ended February 28, 2010 was $101,000, a decrease of $149,000, or 59.6%, as compared to the same period in 2009. This decrease was consistent with the university’s cash management policy to minimize use of lines of credit and effectively utilize our current operating resources.
Interest income. Interest income for the nine months ended February 28, 2010 was $160,000, a decrease of $53,000, or 24.9%, as compared to the same period in 2009. This decrease was reflective of the university’s plan to focus on capital preservation and to manage investment risk given the current economic environment. In addition, the ability of the university to maximize interest income has declined due to the unavailability of higher yielding investment instruments.
Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the nine months ended February 28, 2010 was $13.8 million, an increase of $10.0 million, as compared to $3.7 million for the same period in 2009.
We are executing our strategic growth initiatives by expanding existing academic programs, developing new academic programs and developing educational sites, which collectively has resulted in revenue being up over $20.0 million during the nine month period ended February 28, 2010 compared to the same time period last year. Expenses were 78.2% of total revenue for the nine months ended February 28, 2010 and were 91.2% for the same period in 2009. This decline is consistent with our efforts to improve margins by gaining greater efficiencies and to further capitalize on our existing assets. Selling, general and administrative expenses were down a total of 9.1%. We have been able to capitalize on our growth initiatives by managing expenses and gaining greater operational efficiencies.

In 2010, the university plans to invest in expansion by further supporting the development of the nursing programs in Denver, Colorado, and Bloomington, Minnesota, and expansion of the nursing program to South Dakota, Texas and New Mexico, the development of the Austin, Texas, educational site, the development of hybrid learning centers in Texas, Missouri, Minnesota, and Colorado and the development of other locations consistent with the university’s strategic plan.
Other
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Nine Months	Nine Months
	Ended February	Ended February
	28, 2010	28, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	0.0	0.0
Selling, general and administrative	91.0	87.5
Auxiliary expense	0.0	0.0
Cost of condominium sales	40.4	34.5

Total operating expenses	131.4	122.0
Operating loss	(31.4)	(22.0)
Interest expense	(24.3)	(29.0)
Interest income	0.0	0.0
Other income	13.6	5.3

Loss before non-controlling interest and taxes	(42.0)	(45.8)
Our other operations total revenue for the nine months ended February 28, 2010 was $1.4 million, an increase of $71,000 or 5.4%, as compared to total revenue of $1.3 million for the same period in 2009. The increase is due to the sales of condominiums in 2010. The rental income from apartments for the nine months ended February 28, 2010 was $703,000, an increase of $21,000 or 3.1%, as compared to $682,000 for the same period in 2009. The condominium sales for the nine months ended February 28, 2010 were $694,000, an increase of $50,000 or 7.8%, as compared to $644,000 for the same period in 2009. The selling, general and administrative expenses as a percentage of total revenue increased by 3.5 percentage points for the nine months ended February 28, 2010 to 91.0%, as compared to 87.5% for the same period in 2009. The selling, general and administrative expenses for the nine months ended February 28, 2010 were $1.3 million, an increase of $111,000, or 9.6%, as compared to $1.2 million for the same period in 2009. The cost of the condominium sales for the nine months ended February 28, 2010 was $564,000, an increase of $106,000 or 23.1%, as compared to $458,000 for the same period in 2009. Interest expense for the nine months ended February 28, 2010 was $339,000, a decrease of $46,000, or 11.9%, as compared to the same period in 2009. The loss before non-controlling interest and taxes for the nine months ended February 28, 2010 was $587,000, a decrease of $20,000, as compared to a loss of $607,000 for the same period in 2009.

Results of Operations — Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months	Three Months
	Ended February	Ended February
	28, 2010	28, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	17.5	20.4
Selling, general and administrative	59.0	64.5
Auxiliary expense	1.8	2.2
Cost of condominium sales	1.7	1.7

Total operating expenses	79.9	88.8
Operating income	20.1	11.2
Interest expense	(0.5)	(1.2)
Interest income	0.2	0.5
Other income	0.5	(0.5)

Income before income taxes	20.3	10.0
Income tax expense	(7.6)	(3.6)
Net income attributable to non controlling interest	(0.1)	0.1

Net income attributable to the Company	12.6	6.5
For the three months ended February 28, 2010, our total revenue was $23.6 million, an increase of $7.1 million or 42.9%, as compared to total revenue of $16.5 million for the same period in 2009. The increase was primarily due to the execution of our strategic growth plan which resulted in an almost 40% enrollment increase during the winter term 2010 over the winter term 2009. Our revenue from the three months ended February 28, 2010 consisted of $22.9 million from our NAU operations and $0.7 million from our other operations. As discussed previously, approximately $840,000 of revenue for the winter academic term will be booked in our fourth accounting quarter due to the winter academic term ending on March 2, 2010. Total operating expenses were $18.9 million or 79.9% of total revenue for the three months ended February 28, 2010, which is an increase of $4.2 million compared to the same period in 2009. Income from operations was $4.7 million or 20.1% of total revenue for the three months ended February 28, 2010, which is an increase of $2.9 million compared to the same period in 2009. Net income attributable to the Company was $3.0 million or 12.6% of total revenue for the three months ended February 28, 2010, an increase of 175%, compared to the same period in 2009. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new educational sites and programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. The additional details regarding these variances quarter over quarter are described in greater detail below.

NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months	Three Months
	Ended February 28, 2010	Ended February 28, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	18.0	21.2
Selling, general and administrative	58.8	65.5
Auxiliary expense	1.8	2.3
Cost of condominium sales	0.0	0.0

Total operating expenses	78.6	89.1
Operating income	21.4	10.9
Interest expense	(0.1)	(0.2)
Interest income	0.2	0.5
Other income	(0.1)	0.0

Income before non-controlling interest and taxes	21.5	11.3
Total revenue. The total revenue for the three months ended February 28, 2010 was $22.9 million, an increase of $7.1 million or 44.4%, as compared to total revenue of $15.9 million for the same period in 2009. The increase was driven by our nearly 40% enrollment increase during the winter term 2010 over the winter term 2009, which we believe resulted from our investment in program development and expansion, new and expanded affiliate relationships, and new hybrid learning centers.
The academic revenue for the three months ended February 28, 2010 was $21.7 million, an increase of $6.8 million or 45.3%, as compared to academic revenue of $14.9 million for the same period in 2009. The increase was primarily due to the enrollment increase over the prior year driven by our key strategic plan and management’s execution of the plan. The auxiliary revenue was $1.2 million, an increase of $294,000 or 30.8%, as compared to auxiliary revenue of $955,000 for the same period in 2009. This increase was primarily due to increased book sales and instructional material fees resulting from increased enrollment. As stated above, due to the winter academic term ending on March 2, 2010, approximately $840,000 of revenue that is related to the winter academic term will be booked in our fourth accounting quarter.
Cost of educational services. The educational services expense as a percentage of total revenue decreased by 3.2 percentage points for the three months ended February 28, 2010, to 18.0%, as compared to 21.2% for the same period in 2009. This decrease was a result of our strategic initiative whereby students are counseled regarding online courses and an ever increasing amount are enrolling in the online format. The student gains greater flexibility in completing courses in a format that enables them to be taught during their availability and the institution gains greater student to instructor ratios which leads to decreased expenses. The educational services expenses for the three months ended February 28, 2010 were $4.1 million, an increase of $751,000, or 22.3% as compared to educational expenses of $3.4 million for the same period in 2009. This increase was primarily due to increases in instructional compensation and related expenses resulting from our increasing faculty and staff to provide and sustain quality educational services to the increased student population.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue decreased by 6.7 percentage points for the three months ended February 28, 2010, to 58.8%, as compared to 65.5% for the same period in 2009. This decrease was primarily the result of our ability to leverage fixed costs across an increasing revenue base. The selling, general and administrative expenses for the three months ended February 28, 2010 were $13.5 million, an increase of $3.1 million, or 29.5%, as compared to selling, general and administrative expenses of $10.4 million for the same period in 2009. The increase was primarily attributed to additional support staff necessary to support the continued growth of the university resulting in additional expense of approximately $0.7 million, increased admissions staff to support our growth plan resulting in additional expense of approximately $0.5 million, larger marketing costs to generate more enrollment interest of approximately $0.3 million, and increased corporate overhead due to us becoming a public company of approximately $1.2 million.
In addition, NAU tracks the gross expenditures associated with the development and expansion of new educational sites and new programs as business expansion and development expense. For the three months ended February 28, 2010, the total business expansion and development expenditures were $1.8 million as compared to $0.8 million for the same period in 2009. Included in this total was $551,000 for continued expansion of the Austin, Texas site as compared to $381,000 for the same period in 2009, $660,000 for the expansion of the hybrid learning centers in Lee’s Summit, Missouri; Denver, Colorado; and Minnetonka, Minnesota as compared to $17,000 for the same period in 2009, and $536,000 for the expansion of the nursing programs in Overland Park, Kansas; Denver, Colorado; Bloomington, Minnesota; Albuquerque, New Mexico; Rapid City, South Dakota; and Sioux Falls, South Dakota as compared to $436,000 for the same period in 2009.
Auxiliary. Auxiliary expenses for the three months ended February 28, 2010 were $418,000, for an increase of $49,000, or 13.3%, as compared to auxiliary expenses of $369,000 for the same period in 2009.
Interest expense. Interest expense for the three months ended February 28, 2010 was $20,000, a decrease of $8,000, or 28.6%, as compared to the same period in 2009. This decrease was consistent with our plans to better utilize our current operating resources and reduce advances on lines of credit to $0.
Interest income. Interest income for the three months ended February 28, 2010 was $41,000, a decrease of $43,000, or 51.2%, as compared to the same period in 2009. This decrease was reflective of our plan to focus on capital preservation given the current economic environment. In addition, our ability to maximize interest income has been impacted by the reduced availability of higher yielding investment instruments.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the three months ended February 28, 2010 was $4.9 million, an increase of $3.1 million or 175%, as compared to $1.8 million for the same period in 2009.
Revenue increased over $7.1 million in the three month period ended February 28, 2010, as compared to the same time period last year. This increase was largely due to our growth initiatives resulting in an increase in academic revenue consistent with the increased enrollments. Expenses were 78.6% of net revenue for 2010 and were 89.1% for 2009. Selling, general and administrative expenses decreased a total of 6.7%.
Consistent with our enrollment growth initiatives, in fiscal year 2010, we continued developing the nursing programs in Overland Park, Kansas, and Denver, Colorado, and the Austin, Texas, educational site. In fiscal year 2009, we expanded the nursing programs, developed the Austin, Texas educational site, continued to develop the education centers in Wichita, Kansas and Watertown, South Dakota.
Other
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months	Three Months
	Ended February 28, 2010	Ended February 28, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	0.0	0.0
Selling, general and administrative	66.4	37.7
Auxiliary expense	0.0	0.0
Cost of condominium sales	58.9	44.3

Total operating expenses	125.3	81.9
Operating income (loss)	(25.3)	18.1
Interest expense	(15.5)	(26.5)
Interest income	0.0	0.0
Other income (expense)	21.0	(13.8)

Loss before non-controlling interest and taxes	(19.8)	(22.3)
Total revenue for the three months ended February 28, 2010 was $676,000, an increase of $39,000 or 6.1%, as compared to $637,000 for the same period in 2009. The increase was primarily due to the sale of additional condominiums. The rental income from apartments for the three months ended February 28, 2010 was $220,000, an increase of $16,000 or 7.8%, as compared to $204,000 for the same period in 2009. This was due to lower vacancies in 2010. Revenue from condominium sales for the three months ended February 28, 2010 was $456,000, an increase of $23,000 or 5.3%, as compared to $433,000 for the same period in 2009. The selling, general and administrative expenses as a percentage of total revenue increased by 28.7 percentage points for the three months ended February 28, 2010, to 66.4%, as compared to 37.7% for the same period in 2009. This increase was primarily the result of additional corporate overhead costs related to our becoming a public company. The selling, general and administrative expenses for the three months ended February 28, 2010 were $449,000, an increase of $209,000, or 87.1%, as compared to $240,000 for the same period in 2009. The cost of the condominium sales for the three months ended February 28, 2010 was $398,000, an increase of $116,000 or 41.1%, as compared to $282,000 for the same period in 2009. The costs increased due to the increase in the condominium sales. Interest expense for the three months ended February 28, 2010 was $105,000, a decrease of $64,000, or 37.9%, as compared to the same period in 2009.

Liquidity and Capital Resources
Liquidity. At February 28, 2010, and May 31, 2009, cash, cash equivalents and marketable securities were $27,428,000 and $7,925,000, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities for February 28, 2010 and May 31, 2009 were $19,064,000 and $4,417,000, respectively, with restrictions. The restriction requires a portion of the investment account to not be utilized until the $468,000 note payable ($120,000 long term) to Wells Fargo Bank is paid in full. This restriction has not affected our ability to manage daily operations.
We maintain two lines of credit to support ongoing operations. These lines of credit are available to support timing differences between inflows and outflows of cash. During the third quarter of 2010, the lines of credit were not utilized.
We retain a $2,000,000 revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are secured by substantially all assets of Dlorah and the personal guarantee of Robert Buckingham, the chairman of our board of directors. There were no advances outstanding made on this credit line at February 28, 2010 and May 31, 2009.
We also retain a $1,900,000 revolving line of credit with Wells Fargo Bank. Advances under the line bear interest at a variable rate based on prime and are secured by the Company’s checking, savings and investment accounts held by the bank. There were no advances outstanding against this line at February 28, 2010 and May 31, 2009.
During 2008, our real estate operations started the construction of a new condominium building in Rapid City, South Dakota. The project was funded by a construction line of credit from Great Western Bank totaling $3,816,000. This line of credit is scheduled to mature in February 2014, and accrues interest at a rate of 6.45% per annum. Borrowings at February 28, 2010 and May 31, 2009 totaled $2,795,000 and $3,305,000, respectively. The note is secured by our owned real estate and the guaranty of Robert Buckingham, the chairman of our board of directors.
Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion and development of new programming, development of new hybrid learning centers, and growth of our affiliate relationships. The current plan anticipates spending over $5,000,000 for our fiscal year ending May 31, 2010, as compared to $3,000,000 for the fiscal year ended May 31, 2009. Also, we believe that we are positioned to further supplement our liquidity with debt, if needed.

Operating Activities. Net cash provided by operating activities for the nine months ended February 28, 2010 and 2009 was $8,554,000 and $4,591,000, respectively. This improvement is consistent with our growth initiatives and our tuition and fee collection process whereby all tuition and fees are due and payable on the first day of each quarter.
Investing Activities. Net cash used in investing activities was $17,293,000 for the nine months ended February 28, 2010, as compared to the net cash used in investing activities of $1,995,000 for the nine months ended February 28, 2009. The increase in the cash used in investing activities was primarily related to the purchase of investments in 2010. Our investment committee is focused on capital preservation.
Financing Activities. Net cash provided by (used in) financing activities was $13,595,000 and ($3,474,000) for the nine months ended February 28, 2010 and 2009, respectively. The activities in this category consisted of the use and repayments of lines of credit and long-term debt as well as cash received from the Transaction. As a result of the Transaction, we received approximately $22 million in cash, of which, approximately, $1.4 million was used for Transaction expenses. We use lines of credit to bridge the timing difference between cash inflows and cash outflows during the course of the year. As mentioned earlier, aside from the cash provided from the Transaction, the primary reason for the fluctuation in financing activities from 2009 to 2010 was an increase in the repayments of long-term debt of $1.3 million as well as not utilizing the lines of credit in 2010.
Off-Balance Sheet Arrangements
Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
In June 2009, the FASB issued a new standard to update FASB ASC Topic 810, Consolidation. This standard is intended to improve financial reporting by enterprises involved with VIEs. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This will be effective for the Company’s fiscal year beginning June 1, 2010. The Company is evaluating the impact of this statement on its consolidated financial statement.

In January 2010, the FASB issued Accounting Standards Update 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The new disclosures and clarifications of existing disclosures will be effective for the Company’s fourth quarter ending May 31, 2010. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level three fair value measurements will be effective for the Company’s fourth quarter ending May 31, 2011.
In February 2010 the FASB issued Accounting Standards Update 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This standard eliminates the requirement of an SEC filer to disclose the date through which subsequent events have been evaluated. The Company has adopted this standard, but it did not have a material effect on the Company’s consolidated balance sheet or required financial statement disclosures.
Impact of Inflation
The Company believes inflation has had a minimal impact on results of operations for the nine month and the three month periods ended February 28, 2010 and February 28, 2009. We increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Because we are a smaller reporting company, we are not required to provide this information.
Item 4T. Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes to the Company’s internal control over financial reporting during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company and our subsidiary may be a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not at this time, a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition or results of operation.
Item 1A. Risk Factors.
Because we are a smaller reporting company, we are not required to provide this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Reserved.
Item 5. Other Information.
None.

Item 6. Exhibits.

10.1
Joinder to Registration Rights Agreement, dated as of January 12, 2010 between National American University Holdings, Inc. and T. Rowe Price Associates, Inc. on behalf of its investment advisory clients T. Rowe Price Small-Cap Value Fund, Inc. and T. Rowe Price U.S. Equities Trust (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 23, 2010)

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

National American University Holdings, Inc. (Registrant)
Dated: April 13, 2010	By:	/s/ Ronald Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit	Description

10.1
Joinder to Registration Rights Agreement, dated as of January 12, 2010 between National American University Holdings, Inc. and T. Rowe Price Associates, Inc. on behalf of its investment advisory clients T. Rowe Price Small-Cap Value Fund, Inc. and T. Rowe Price U.S. Equities Trust (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 23, 2010)

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