Form 10-K
period 2010-05-31
National American University Holdings, Inc.
filed 2010-08-18
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010
Commission File No. 001-34751

National American University Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-0479936
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5301 S. Highway 16, Suite 200
Rapid City, SD	57701
(Address of principal executive offices)	(Zip Code)
(605) 721-5200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par Value	The NASDAQ Stock Market
Title of each class	Name of each exchange on which registered
Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 16, 2010, there were 26,369,653 shares of Common Stock, $0.0001 par value per share outstanding.
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $27.1 million.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2010 fiscal year) are incorporated by reference into Part III of this Report.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC AND SUBSIDIARIES
FORM 10-K

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events, future financial performance, expectations, regulation or outcomes to identify these forward-looking statements. These forward-looking statements include, without limitation, statements regarding proposed new programs, statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance, and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts.
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications that such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include:
•	our ability to comply with the extensive and changing regulatory framework applicable to our industry, including Title IV, state laws and regulatory requirements and accrediting agency requirements;
•	the ability of our students to obtain Title IV funds, state financial aid, and private financing;
•	the pace of growth of our enrollment;
•	our conversion of prospective students to enrolled students and our retention of active students;
•	our ability to update and expand the content of existing programs and the development of new programs in a cost-effective manner or on a timely basis;
•	the competitive environment in which we operate;
•	our cash needs and expectations regarding cash flow from operations;
•	our ability to manage and grow our business and execution of our business and growth strategies;
•	our ability to maintain and expand existing commercial relationships with various corporations and U.S. Armed Forces and develop new commercial relationships;
•	our ability to adjust to the changing economic conditions;
•	our ability to use advances in technology that could enhance the online experience for our students;
•	our ability to sell the condominium units we own, and the general condition of the real estate market, in Rapid City, South Dakota;
•	our estimated financial results or performance;

•	our financial performance generally; and
•	other factors discussed in this annual report under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulatory Matters.”
Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements after the date of this annual report to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
Unless the context otherwise requires, the terms “we”, “us”, “our” and the “Company” used throughout this document refer to National American University Holdings, Inc. and its wholly owned subsidiary, Dlorah, Inc., which owns and operates National American University, sometimes referred to as “NAU” or the “university”.
Item 1. Business.
Overview
We are a provider of post-secondary education primarily focused on the needs of working adults and other non-traditional students. We own and operate National American University, a regionally accredited, for-profit institution of higher learning founded in 1941. Using both campus-based and online instruction, we provide Associate, Bachelor’s and Master’s degree and diploma programs in business-related disciplines, such as accounting, applied management and business administration, and healthcare-related disciplines, such as nursing and healthcare management. Our mission is to prepare students of diverse interests, cultures and abilities for careers in our core fields in a caring and supportive environment.
We provide academic options that are flexible and convenient for our students. We currently lease 23 educational sites (four of which are pending regulatory approvals) in the states of Colorado, Kansas, Minnesota, Missouri, New Mexico, Oklahoma, South Dakota and Texas. Also, since 1998, we have been offering academic and degree programs online. In addition, nine of our educational sites are hybrid learning centers, which utilize small physical facilities in strategic geographic areas, allowing our students to meet face-to-face with staff for assistance with their educational choices and related services while completing the majority of their coursework online. Working adults and other non-traditional students are attracted to the flexibility of our online programs and the convenience of our hybrid learning centers.
We continue to experience significant growth in student enrollment, revenue and profits. Our enrollment increased from approximately 6,500 students as of May 31, 2009, to approximately 8,800 students as of May 31, 2010, representing an annual growth rate of approximately 35%. Our revenue grew to $89.8 million for the fiscal year ended May 31, 2010 from $62.6 million for the fiscal year ended 2009, an increase of 43.5%. Income before non-controlling interest and taxes for the fiscal year ended May 31, 2010, was $16.5 million as compared to an income before non-controlling interest and taxes of $4.9 million for the fiscal year ended May 31, 2009. We believe our recent growth in student enrollment, revenue and profit is the result of our marketing programs and attractive educational programs with flexible scheduling alternatives as well as a general increase in the demand for post-secondary education. In addition, we believe we have an opportunity to continue increasing revenue while controlling costs by further leveraging our online offerings and hybrid learning centers.

University History
Originally founded in 1941, NAU, then operating under the name National School of Business, offered specialized business training to college students. During the late 1960s and early 1970s, the university progressed from a two-year business school to a four-year college of business and embarked on a recruitment of qualified graduates of one- and two-year programs from accredited business schools in the eastern United States. Such programs allowed students to continue their education and receive appropriate transfer credit for their previous academic achievements. In 1974, the university, then known as National College, added its first branch educational site in Sioux Falls, South Dakota, followed later that year by educational sites in Denver and Colorado Springs, Colorado, and Minneapolis and St. Paul, Minnesota. The university offered conveniently scheduled courses that would lead to a degree appealing to working adults and other non-traditional students.
Since 1974, we have continued to expand educational sites, to add online education and to develop graduate degree programs. We have also developed professional programs in nursing and allied health that allow students to pursue degrees in these areas in a flexible learning environment. In addition, we have leveraged our online expertise into affiliations with other educational institutions that lack such online capabilities. Through these affiliations, which have resulted in increased revenue with little additional cost, we provide other institutions our curricula, faculty, consulting and technology services to enable them to deliver academic programs online. We have also created our “Best of Both Worlds — Instructional Delivery Platform™” program that, often in affiliation with foreign educational institutions, distributes our courses over the Internet to international students.
Corporate History
National American University Holdings, Inc., formerly known as Camden Learning Corporation, was organized under the laws of the State of Delaware on April 10, 2007, as a blank check company to acquire one or more domestic or international assets of an operating business in the education industry. On November 23, 2009, as a result of a merger transaction with Dlorah, Inc., a South Dakota corporation, which owns and operates NAU, Dlorah became our wholly owned subsidiary. For accounting purposes, Dlorah was the acquirer and the transaction was accounted for as a recapitalization. Accordingly, the financial statements included in this Form 10-K reflect the results of Dlorah. We conduct substantially all of our business and generate substantially all of our revenue through Dlorah. Our primary business is the operations of National American University, which generated 97.9% of our revenue in fiscal year 2010. We also have multi-family residential real estate operations in Rapid City, South Dakota, which generated 2.1% of our revenue in fiscal year 2010.
Our Core Values
Since our inception, we have been guided by the following core values, which we believe have contributed to our success in obtaining and retaining students and faculty:
•	provide a caring and supportive learning environment;
•	offer high quality instructional programs and services; and
•	offer technical and professional career programs.
These core values have remained our foundation as we expanded from a single education site offering specialized business training to a multi-state diversified educational institution. We promote understanding and support of our mission and core values through participation of students, faculty, staff administrators and the board of governors in the governance and administrative structures of the university. We have adopted and implemented policies and procedures within these structures to ensure that we adhere to our core values and operate with integrity as we fulfill our mission.

Our commitment to these core values is evidenced in the daily interactions among our students, faculty, staff and administrators. The last two biennial comprehensive institutional student surveys conducted in 2007 and 2009 found that the four characteristics receiving the highest student satisfaction rating cumulatively across the university were:
•	the caring and supportive attitude by faculty toward students;
•	the caring and supportive attitude by staff toward students;
•	the quality of instruction in the major coursework; and
•	the caring and supportive attitude by administration toward students.
Approach to Academic Quality
We have identified a number of key elements to promote a high level of academic quality, and they include:
Performance based, career-oriented curricula. We create performance-based curricula designed to enable all students to gain the foundational knowledge, professional competencies and demonstrable skills required to be successful in their chosen fields. We design our curricula to address specific career-oriented objectives we believe working adult and other non-traditional students are seeking. We have invested significant human and financial resources in the implementation of this curricula development to support faculty and students in achieving prescribed student learning outcomes. Our performance-based curricula is designed and delivered by our faculty members who are committed to delivering a high quality, rigorous education.
Qualified faculty. We seek to hire and retain qualified faculty members with relevant practical experience and the necessary skills to provide a high-quality education for our students. A significant percentage of our current faculty members hold graduate degrees. We often seek faculty members who are able to integrate relevant, practical experiences from their professional careers into the courses they teach. We also invest in the professional development of our faculty members by providing training in campus and online teaching techniques, hosting events and discussion forums that foster sharing of best practices and continually assessing teaching effectiveness through administrative reviews and student evaluations.
Standardized course design. We employ a standardized curriculum development process to promote consistent active learning experiences in our courses. We continue to review our programs in an effort to ensure they remain consistent, up-to-date and effective in producing the desired student learning outcomes. We also regularly review student survey data to identify opportunities for course modifications and enhancements.
Effective student services. We establish teams of academic and administrative personnel who act as the primary support for our students, beginning at the application stage and continuing through graduation. In recent years, we have also concentrated on improving the technology used to support student learning, including enhancing our online learning platform and student services. As a result, many of our support services, including academic, administrative, library and career services are accessible online, generally allowing users to access these services at a time and in a manner convenient to them.
Continual academic oversight. The academic oversight and assessment functions for all of our programs are conducted through the provost’s office and other academic offices, which periodically evaluate the content, delivery method, faculty performance and desired student learning outcomes for our academic programs. We continually assess outcomes data to determine whether our students graduate with the knowledge, competencies and skills necessary to succeed in the workplace. Our provost also initiates and manages periodic examinations of our curricula to evaluate and verify academic program quality and workplace applicability. Based on these processes and student feedback, we determine whether to modify or discontinue programs that do not meet our standards or market needs, or to create new programs.

Board of Governors. We maintain a separate board of governors to oversee the academic mission of the university. Among other things, the board of governors is responsible for determining the mission and purposes of the university, approving educational programs and ensuring the well-being of students, faculty and staff. A majority of the members of the board of governors are independent, and most of the current members have been members of our board of governors for a number of years. The oversight and guidance of our board of governors has been critical to our growth and the maintenance of our academic standards.
Industry and Outlook
In a March 2009 report by the U.S. Department of Education’s National Center for Education Statistics, the number of students enrolled in post-secondary institutions was 18.2 million in 2007 and is projected to grow to 20.1 million by 2017. We believe a significant element causing the growth of the post-secondary education market is the growth of online education. The advent of the Internet and the ability to provide quality instruction to students via the Internet has made education available to persons who otherwise might not have time to obtain such education. This is especially true for working adults who often have limited time and resources to devote to education. According to Eduventures Inc., a leading information services company for the education market, online enrollment is projected to grow to 2.9 million students by 2011 and 4.0 million students by 2014.
While the post-secondary education market is poised to grow, the post-secondary education industry is also highly competitive and highly fragmented. As of June 2009, there were more than 4,000 colleges and universities in the United States. Of these, there were several hundred non-profit and for-profit educational institutions that operate in the post-secondary education markets in which we operate.
We compete with both for-profit and non-profit career-oriented schools, two-year junior colleges and community colleges. Competition is generally based on location, program offerings, modality, the quality of instruction, placement rates, selectivity of admissions, recruiting and tuition rates. We seek to compete against community colleges by offering more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We also seek to compete against other career schools by focusing on offering high demand, career-oriented programs, providing individual attention to students, having an experienced executive management team with a strong operating history, and focusing on flexible degrees for working adults and other non-traditional students. We believe we are able to compete effectively in our respective local markets because of the diversity of our program offerings, quality of instruction, the strength of our brand, our reputation and our success in placing students with employers.
We also compete with other institutions that are eligible to receive Title IV program funding. These include four-year, non-profit colleges and universities, community colleges and for-profit institutions, whether they offer programs that are four years, two years or less. Our competition differs in each market depending on the curriculum offered. Also, because schools can often add new programs in a relatively short period of time, typically within six to 12 months, new competitors within an academic program area can emerge quickly.
Certain institutions have competitive advantages over us. Non-profit and public institutions receive substantial government subsidies, government and foundation grants and tax-deductible contributions and have other financial resources generally not available to for-profit schools. In addition, some of our for-profit competitors have a more extended or dense network of schools and campuses, which may enable them to recruit students more efficiently from a wider geographic area. Furthermore, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater financial and other resources and name recognition than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously offered online education programs.

Competitive Strengths
We believe the following strengths enable us to compete effectively in the post-secondary education market:
Our hybrid learning centers allow for greater leverage of assets. Our hybrid learning centers provide students with the convenience of face-to-face interaction with local staff for assistance with their education planning. In addition, these centers provide an opportunity for students to take certain courses at our educational sites while taking the majority of their classes online. This provides students with a more flexible class experience and us with an opportunity to further leverage our fixed assets.
Our nursing and allied health programs. We have developed well-recognized nursing and allied health programs that provide students with an opportunity to obtain a professional degree. We continue to expand these programs and have applied for approval of new baccalaureate nursing programs in Texas and New Mexico. Our current nursing programs include an Associate of Science mobility program, Associate of Science Nursing, generic Bachelor of Science in Nursing, practical nurse to Bachelor of Science in Nursing, online Registered Nurse to Bachelor of Science Nursing program and Master of Science Nursing.
Our academic and regulatory excellence. We are regionally accredited through the Higher Learning Commission and are a member of the North Central Association of Colleges and Schools. In addition, many of our programs maintain specialized or programmatic accreditation on approval, including accreditation from the National League of Nursing Accrediting Commission, the International Assembly for Collegiate Business Education and approval by the American Bar Association for certain paralegal programs.
Our educational affiliations. We began offering online academic programs in 1998, and since then we have developed significant expertise in curricula and technology related to online education. We have leveraged this knowledge by establishing a number of affiliations with other educational institutions. Through these relationships, we provide the curricula, faculty consulting and technology services to these other institutions. We believe these affiliations offer significant opportunities for revenue diversification, asset leverage and revenue growth.
Our commitment to high demand, career-oriented programs. We are committed to offering quality, performance-based educational programs to meet the needs of employers. Our programs are designed to help our students achieve their career objectives in a competitive job market. Our programs are taught by qualified faculty members, who often have practical experience in their respective fields, offering students their “real-world experience” perspectives. We periodically review and assess our programs and faculty to ensure that our programs are current and meet the changing demands of employers.
Our focus on individual attention to students. We believe in providing individual attention to our students to ensure an excellent educational experience. We provide a number of student support services, including administrative, financial aid, library, career and technology support, to help maximize the success of our students. We also provide personal guidance to our students from the admissions and financing stages to the career placement and advising stages.
Our focus on flexible coursework, degrees and diplomas. We have designed our program offerings and our online delivery platform with flexible scheduling to meet the needs of working adults and other non-traditional students. We offer on-site day, evening and weekend classes, as well as online degree and diploma programs. For even greater scheduling flexibility, our hybrid learning centers offer a blended model of learning that incorporates on-site classes with online classes. We believe working adults and other non-traditional students are attracted to the convenience and flexibility of our programs because they can study and interact with faculty and classmates during times and at places that suit their needs.

Our experienced executive management team with strong operating history. Our executive management team possesses extensive experience in the management and operation of post-secondary education institutions. Our president, Dr. Jerry Gallentine, has worked in the education industry for over 44 years. Throughout his career, Dr. Gallentine has taught various courses as a professor and also served as a president of various higher learning institutions before guiding our growth and development since 1993. Dr. Ronald Shape, our chief executive officer and chief financial officer, began his career in higher education with us in 1991. He began teaching courses in accounting, auditing and finance in 1995. Dr. Shape became our chief fiscal officer in 2002 and our chief executive officer in April 2009. Dr. Samuel Kerr is our provost, secretary and general counsel. Dr. Kerr began his career in the education industry in 1983 as a high school English/Journalism instructor. He also taught education courses for a local college. After graduating from law school, he started his legal practice in 1992, serving in the capacities of special assistant attorney general for South Dakota State University, special assistant attorney general for South Dakota Department of Transportation, and our outside legal counsel. Dr. Kerr is also a faculty member in our graduate school. Venessa D. Green is the chief financial officer of NAU and began her career with NAU in December 2004. Ms. Green has also served as an adjunct faculty member of NAU since December 2006 teaching in both the undergraduate and graduate disciplines. Ms. Green is a licensed certified public accountant in the State of South Dakota and has been a member of the American Institute of Certified Public Accountants and the South Dakota Certified Public Accountant Society since 2007. Michaelle J. Holland is our regional president of NAU — East and Southeast regions. Ms. Holland began her career at NAU in 1991, left NAU to work for Lincoln School of Commerce from 1999-2002, and then returned back to NAU in June 2007. Lisa L. Knigge is our regional president of NAU — Southwest Region where she oversees operations for Denver, Colorado, Colorado Springs, Colorado, Austin, Texas, Albuquerque, New Mexico, and Rio Rancho, New Mexico. Ms. Knigge has worked for the university since 1991. Dr. Robert A. Paxton was appointed to the president of NAU — Distance Learning in January 2009. From January 1995 to August 2008, Dr. Paxton served as president of Iowa Central Community College. Dr. Paxton served as vice president of instruction of Cowley County Community College and Area Vocational-Technical School, Arkansas City, Kansas, from June 1990 to December 1994 and as dean of student services from July 1988 to June 1990. Scott E. Toothman was appointed as vice president of institutional support and military services for NAU in February 2010. From February 2004 to February 2010, Mr. Toothman was the campus director for NAU’s Ellsworth Air Force Base campus. From September 2002 to February 2004, he served as an instructor for NAU. Michael Buckingham was appointed president of our real estate operations as of the closing of our merger with Dlorah (November 23, 2009). Mr. Buckingham oversees the maintenance of all the campuses in the NAU system, as well as properties being developed by our real estate operations. Mr. Buckingham served as corporate vice president of Dlorah from 1992, and the president of our real estate operations from 1988, until the closing of the Dlorah merger.
Business Development and Expansion
Our expansion of academic program offerings has contributed to our growth. In response to workforce and student demand, we have expanded our undergraduate healthcare-related programming and our graduate programs in business and management. We continue to focus on offering a variety of in-demand degree programs in multiple locations and delivery formats. On all levels, we consider changes in student demographics, demand for degree programs and employment outlook in our business development decision-making processes. Our planning process includes long-range planning, feasibility studies, market research and a variety of other research projects involving changing job markets. In that regard, we continue to focus on addressing current societal and economic trends and engaging in appropriate analysis and planning for the programs and markets we seek to develop.
Since opening our first branch campus in Sioux Falls, South Dakota, in 1974, a central part of our growth strategy has been developing and opening educational sites in vibrant and growing communities with expanding workforces. In 2009, we opened a new hybrid learning center in Minnetonka, Minnesota, that offers blended online and on-campus degree programs. Although smaller than our traditional educational sites, these hybrid learning centers, in collaboration with our online operations, offer complete programs and services to our students. We believe our significant experience and success in expanding and supporting new educational sites and hybrid learning centers positions us well for continued growth and expansion.

We began offering academic degree and diploma programs online in 1998, through what we refer to as our distance learning campus. We were one of the first regionally accredited universities to be approved by the Higher Learning Commission to offer full degree programs under an Internet-based delivery methodology. We have invested heavily in the creation and evolution of a sophisticated and reliable online delivery system. We have successfully served online students in each of the 50 states and the District of Columbia, as well as internationally. The distance learning campus has grown as an organizational structure, providing a scope of service consistent with the university’s other campuses. Careful consideration was afforded to preserving the student-centered philosophy of the university while capitalizing on the technological advancements in online delivery. The organization of the distance learning campus continues to evolve in response to increasing enrollment and the expanding sphere of quality services available to our students.
Recognizing the current and future impact of globalization on higher education, we have worked actively to enroll international students. Throughout the late 1990s, we were very active in developing international affiliations with foreign colleges and universities. Such affiliations have brought students from other countries to the university’s education sites in the United States to complete their studies. Many academically capable and motivated students from foreign countries desire to study in the United States but are not able to do so for various reasons, including inadequate financial resources, family and work obligations in their home countries and immigration restrictions. We work with foreign colleges and universities to develop in-country solutions that meet the needs of these students. Our Best of Both Worlds — Instructional Delivery Platform™ strategic initiative was the result of this collaborative work. Over 1,400 international students have graduated from the Best of Both Worlds — Instructional Delivery Platform™ programs over the past seven years. We currently have affiliations with educational institutions in Chile, Bolivia, United Arab Emirates and Greece. Additional international affiliations are being pursued in the Czech Republic, Saudi Arabia, Serbia, Brazil and China. These affiliations represent a core component of our strategy to offer educational programs to students abroad.
Growth Strategies
Expand academic program offerings. We will continue developing and offering new physical and online programs that have attractive characteristics. We launched three new online programs in academic year 2008, including a criminal justice program, and two new online programs in the first nine months of academic year 2009, including a healthcare coding program. Our new program offerings typically build on existing programs and incorporate additional specialized courses, which offer students the opportunity to pursue programs that address their specific educational objectives while allowing us to expand our program offerings with modest incremental investment.
Increase our online academic program offering. We will continue leveraging our physical assets by offering additional academic programs online and encouraging existing and new students to use online services.
Expand hybrid learning centers. We will continue expanding the number of hybrid learning centers to better meet the needs of existing students as well as to reach new student populations in strategic geographic locations.
Increase enrollment in existing academic programs. We will continue focusing on increasing enrollment in our core academic programs by continuing to refine our marketing and recruiting efforts to identify, enroll and retain students seeking careers in the academic programs we offer. We also will continue focusing on retaining students and helping them to complete the coursework necessary to accomplish their educational goals. We believe that the depth and quality of our existing core programs will provide ample opportunity for additional growth.

Continue to expand our physical presence. We will to continue expanding the number of educational sites and increasing the overall size of our educational sites, as needed, to support growing academic programs, such as nursing.
Further enhance brand recognition. We will seek to increase our name and brand recognition by continuing to use online and other marketing campaigns, establishing strategic brand relationships with recognized industry leaders and developing complementary resources in our core programs. In our marketing efforts, we plan to emphasize the performance-based curricula philosophy and career orientation of our academic programs. We will seek to promote our brand by establishing relationships with industry leaders who have recognizable identities with potential students and further validate the quality and relevance of our program offerings.
Expand relationships with private sector and government employers. We will seek additional relationships with healthcare systems, businesses and other employers, including governmental and military employers, through which we can market our program offerings to their respective employees. In that effort, we have established a national account with CuNet, a company consisting of professionals with significant sales and marketing experience, that seeks to develop strategic relationships on a regional, national and international basis. These relationships provide enrollment opportunities for the university’s programs, build recognition among employers in our core disciplines and enable us to identify new degree and diploma programs that are in demand by students and employers.
Leverage infrastructure. We intend to continue making significant investments in our people, processes and technology infrastructure. We believe these investments have prepared us to deliver our academic programs to a larger student population with only modest incremental investment. Our current infrastructure is capable of supporting a larger number of admissions representatives, and we intend to expand this group to further support our continued enrollment growth. Further, we are continuing to expand our learning management system to better serve the demands of our growing student population and have also expanded our student and technology support capabilities to support a larger student base. We have also invested in administrative and management personnel and systems to prepare for our anticipated growth. We intend to leverage these investments as we seek to grow enrollment, which we believe will allow us to increase our operating margins over time.
Continue to expand our educational affiliations. We will continue expanding the number of affiliations we have with other educational institutions in which we provide online program services. These programs meet a substantial need of our affiliates while providing us with additional sources of revenue.
Pursue strategic acquisitions. We will consider acquisitions of educational institutions with the potential for program replication, new areas of study, new markets with attractive growth opportunities, further expansion of our online delivery capability and advanced degree programs.
Accreditation and Program Approvals
We believe the quality of our academic programs is evidenced by the university and program-specific accreditations and approvals we have obtained. We obtained our initial accreditation from the Higher Learning Commission in 1985 for our then-existing Bachelor’s degrees. Since then, we have continued to grow and expand by obtaining accrediting commission approval for new geographic sites and graduate degree programs, and by expanding program delivery in international locations in cooperation with in-country institutions of higher learning.

In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, particularly in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the Higher Learning Commission, we also have a number of specialized accreditations, including the National League of Nursing Accrediting Commission and the International Assembly for Collegiate Business Education. Also, our paralegal program is approved by the American Bar Association.
We are approved for veteran’s training and for administering various educational programs sponsored by federal and state agencies, such as the Bureau of Indian Affairs, the Social Security Administration and various state rehabilitation services. We believe our regional accreditation with the Higher Learning Commission and our specialized accreditations and approvals of core programs reflect the quality of and standards we set for our programs.
Programs and Areas of Study
We offer Master of Business Administration, Master of Management, Master of Science in Nursing, Bachelor of Science, Associate of Applied Science and Associate of Science degrees, with a variety of program options leading to each of these degrees. Many of the degree programs offer the opportunity to focus on one or more emphasis areas. We also offer diploma programs consisting of a series of courses focused on a particular area of study for students seeking to enhance their skills and knowledge in the areas of healthcare coding, practical nursing, therapeutic massage and veterinary assisting.
Under the overall leadership of our senior academic affairs personnel and academic deans, as of May 31, 2010, we offered the following academic degree and diploma programs:

Graduate Degrees		Associate Degrees
Master of Business (Generalist)			Accounting
Master of Business Administration			Applied Information Technology
•	Emphasis in Human Resource Management		Applied Management
•	Emphasis in Healthcare Administration		Business Administration
•	Emphasis in International Business		Criminal Justice
•	Emphasis in Management		General Education Studies
Master of Management (Generalist)			Health Information Technology
Master of Management			Health and Beauty Management
•	Emphasis in Human Resource Management		Information Technology
•	Emphasis in Healthcare Administration		Medical Administrative Assistant
Master of Science in Nursing			Medical Assisting
Medical Staff Services Management
Bachelor’s Degrees			Network & Server Administration
Accounting			Network Administration
Applied Management			Server Administration
Athletic Training			Nursing
Business Administration			Nursing Mobility Program
Business Administration with:			Paralegal Studies
•	Emphasis in Accounting		Pharmacy Technician
•	Emphasis in Financial Management		Therapeutic Massage
•	Emphasis in Human Resource Management		Veterinary Technology
•	Emphasis in Information Systems
•	Emphasis in International Business	Diplomas
•	Emphasis in Management		Healthcare Coding
•	Emphasis in Marketing		Practical Nursing
•	Emphasis in Pre-Law		Therapeutic Massage
•	Emphasis in Tourism and Hospitality		Veterinary Assisting
	Management		Information Technology Microsoft Certified IT
Criminal Justice			Professional: Enterprise Administrator
Health Care Management			Information Technology Microsoft Certified IT
Information Technology with:			Professional: Server Administrator
•	Emphasis in Internet Systems Development
•	Emphasis in Management Information Systems
•	Emphasis in Network Administration/Microsoft
•	Emphasis in Network Management/Microsoft
Applied Information Technology
Bachelor of Science in Nursing
Registered Nurse to Bachelor of Science in Nursing
Organizational Leadership
Paralegal Studies

As an extension of our mission and historical foundation of offering business and business related programming, we began offering our first site-based Master of Business Administration, or MBA, program at the Rapid City educational site in 2000. We expanded the MBA program through online delivery upon Higher Learning Commission approval in 2001. In 2004, we received Higher Learning Commission approval to offer the MBA program through our Best of Both Worlds-Instructional Delivery Platform™ program format in Bolivia, United Arab Emirates, and Chile. In 2006, NAU received Higher Learning Commission approval to offer the Master of Management degree. In 2009, we received Higher Learning Commission approval to offer a Master of Science in Nursing degree program. This growth is expected to continue through measured expansion of graduate programming. Our objective is to seek Higher Learning Commission approval to broaden our Master’s degree programs and to begin a Doctor of Management degree program.
We are seeking to expand our programming in healthcare-related fields. Our undergraduate healthcare management program and Master of Management degree with emphasis in healthcare administration were developed to meet the healthcare industry’s need for healthcare professionals with strong business and management skills. We developed an Associate of Science in Nursing degree at our Zona Rosa, Kansas; Denver, Colorado; and Overland Park, Kansas, educational sites to respond to the growing nationwide shortage of qualified nurses. We plan to offer additional Bachelor of Science in Nursing degrees at the Bloomington, Minnesota; Austin, Texas; Albuquerque, New Mexico; Sioux Falls, South Dakota; and Rapid City, South Dakota, educational sites over the next several years. An online Registered Nurse to Bachelor of Science in Nursing program is offered through the distance learning campus. Additional allied health programs at the Associate degree level are offered throughout the university based on local demand and workforce needs. With the expansion of undergraduate enrollment in healthcare-related programs and the emerging demand observed from our alumni and other constituencies, we plan to expand our healthcare-related graduate programs. The burgeoning national need for Master’s qualified nursing administrators and nursing faculty, along with our experience in developing and delivering nursing programs at the Associate and Bachelor’s degree levels, led us to develop a Master of Science in Nursing degree, which was approved by the Higher Learning Commission in 2009.
Affiliate Services
Collaborative Relationships
We work with local businesses and corporations in the geographic areas where our educational sites are located to offer a variety of courses and schedule formats to assist busy professionals. For certain programs, we offer customized courses and schedules and on-site classes. For example, for the nursing programs, we offer clinical experiences on-site at hospitals and other healthcare centers with which we have relationships to allow students to complete their clinical work on-site.
We also collaborate with a number of local and national entities to provide educational programs that they desire. Examples of these collaborations include military memoranda of understanding and governmental and educational alliances. We currently have separate memoranda of understanding with Ellsworth Air Force Base, South Dakota, and Kirtland Air Force Base, New Mexico, pursuant to which we teach classes at these military facilities that are open to military members, civilian and contract employees and military family members. These arrangements also include our affiliation with the Serviceman’s Opportunity College, which was developed in response to the special needs of adult continuing education for people in the armed forces. We have also collaborated with a number of governmental organizations, including several Colorado regional law enforcement organizations.

Affiliations
We have utilized our significant expertise in curricula and online education technology to develop affiliations with a number of higher education institutions in the United States to develop and deliver online courses and programming for their students. In addition, we have used our online education experience to create Our Best of Both Worlds — Instructional Delivery Platform™ that provides students from certain foreign educational institutions an option to combine the curricula of their home country institution with our curricula. Under this blended instructional option, the host university facilitators work closely with our online faculty and staff providing students with additional resources. Currently, we have affiliations with institutions in Chile, Bolivia, United Arab Emirates and Greece, and we are seeking to develop additional affiliations in the Saudi Arabia, Syria, Dubai and Ghana. Through these affiliations, students are able to remain in their home country and attend a local college or university while studying to earn a degree from an accredited American university.
Associate to Bachelor’s Degree Completion Program
Our Associate to Bachelor’s degree completion program, also called the 2 + 2 degree completion program in our applied programs, is based on strategic affiliations with various higher education institutions in the United States. This program allows students with an Associate degree to transfer into an applied Bachelor’s degree program and into the next phase of their educational goals. With our online delivery format, students are able to set their class schedule so daily activities will be uninterrupted while students complete their Bachelor’s degree program.
Educational Sites
Our main educational site and central administration building are located in Rapid City, South Dakota, at 321 Kansas City Street and 5301 S Hwy 16, Suite 200, respectively. We own our main educational site and lease the central administration building and the remainder of our education sites from third parties.
The locations of our leased educational sites as of June 30, 2010, were as follows:

State	Address	Approximate Size
Colorado:	5125 N. Academy Blvd.	4,600 sq. ft.
Colorado Springs, Colorado 80918

	1079 Space Center Dr.	8,100 sq. ft.
Colorado Springs, Colorado 80918

	1915 Jamboree Dr.	9,300 sq. ft.
Colorado Springs, Colorado 80918

	1325 South Colorado Boulevard, Suite 100	17,900 sq. ft.
Denver, Colorado 80222

Kansas:	10310 Mastin Street	25,500 sq. ft.
Overland Park, Kansas 66212

	7309 East 21st Street, Suite G-40	10,100 sq. ft.
Wichita, Kansas 67206

	8428 W. 13th Street N	6,600 sq. ft.
Wichita, Kansas 67206

State	Address	Approximate Size
Minnesota:	7801 Metro Parkway, Suite 200	20,400 sq. ft.
Bloomington, Minnesota 55425

	6200 Shingle Creek Parkway, Suite 130	14,300 sq. ft.
Brooklyn Center, Minnesota 55430

	1550 West Highway 36	14,800 sq. ft.
Roseville, Minnesota 55113

	10901 Red Circle Dr., Suite 150	5,200 sq. ft.
Minnetonka, Minnesota 55343

Missouri:	3620 Arrowhead Avenue	18,300 sq. ft.
Independence, Missouri 64057

	7490 Northwest 87th Street	16,700 sq. ft.
Kansas City, Missouri 64153

	401 N. Murray Road	7,000 sq. ft.
Lee’s Summit, Missouri 64081

New Mexico:	4775 Indian School Road, Northeast, Suite 200	24,400 sq. ft.
Albuquerque, New Mexico 87110

	1601 Rio Rancho Boulevard Southeast, Suite 200	3,800 sq. ft.
Rio Rancho, New Mexico 87124

Oklahoma:	8040 S. Sheridan Road	8,600 sq. ft.
Tulsa, Oklahoma

South Dakota:	1000 Ellsworth Street, Suite 2400B	6,700 sq. ft.
Ellsworth Air Force Base, South Dakota 57706

	321 Kansas City Street	130,200 sq. ft.
Rapid City, South Dakota 57701

	2801 South Kiwanis Avenue, Suite 100	14,200 sq. ft.
Sioux Falls, South Dakota 57105

	925 29th Street Southeast	2,500 sq. ft.
Watertown, South Dakota 57201

Texas:	13801 North Mo-Pac Expressway, Suite 300	20,400 sq. ft.
Austin, Texas 78727

	1101 Central Expressway S.	4,400 sq. ft.
Allen, Texas
We believe our on-site programs not only offer students, faculty and staff an opportunity to participate in a more traditional college experience, but also provide online students, faculty and staff with a sense of connection to the university. Additionally, on-site faculty play an important role in integrating online faculty into the academic programs and ensuring the overall consistency and quality of the student learning experience. We believe the mix of a growing online program, anchored by on-site programs with a nearly 69-year history and heritage, differentiates the university from most other for-profit post-secondary education institutions.

Faculty and Other Employees
Our faculty includes full-time faculty members, some of whom teach under a nine-month teaching contract, as well as adjunct campus-based and online faculty members who teach on a course-by-course basis for a specified fee. As of May 31, 2010, the university employed approximately 98 full-time and 616 part-time faculty members. Approximately 59% of our current faculty members hold a Master’s degree in their respective field and approximately 20% of our faculty members hold a Doctoral degree.
We follow a specific process for faculty hiring which we have developed over the years. Campus academic deans initiate the recruitment process for full-time faculty. The faculty position description, which includes education, experience requirements and faculty duties, details the knowledge and skills required in successful candidates. Our published standards for faculty members are based on state regulations and regional and specialized accrediting standards, such as those published by state boards of nursing, the Higher Learning Commission, the International Assembly of Collegiate Business Education and the American Bar Association.
We recruit qualified faculty through postings on the university’s web site, as well as placement of advertisements in local media and publications. We review official transcripts to validate academic qualifications and faculty vitae to verify academic preparation consistent with the university’s qualification guidelines, as well as engagement in relevant professional activities.
As we are a multi-campus institution, we recognize that most efforts to train, evaluate and recognize faculty members must originate at the individual campus level. The campus academic deans are responsible for local orientation and in-service programs for faculty, schedules for faculty appraisal, promotions and merit increase recommendations, as well as formal and informal efforts to retain faculty members. The system academics office and the campus academic deans establish and uphold the university’s policies and practices for faculty appraisal. We provide ongoing and meaningful feedback on individual performance to our faculty members for their professional growth and for the continued advancement of the university.
Retention of quality associate faculty is a priority for us. To promote continuity within this vital teaching core, we have undertaken a number of initiatives to retain associate faculty. First, we have made strides in improving associate faculty compensation over the last four years, and we recognize that additional improvements may be required to attract and retain a qualified faculty. Second, a pilot program is currently underway within distance learning to address the university’s goal of establishing a competitive associate faculty compensation plan that is also tied to performance metrics. This associate faculty evaluation model was developed specifically for the unique demands, expectations and requirements of online faculty members and was designed to integrate multiple aspects of appraisal to create a comprehensive analysis of faculty and staff performance.
Faculty and staff are encouraged to actively participate in a variety of academic and non-academic organizations. Faculty members participate in a wide variety of professional associations and activities at the local, state and regional level. We encourage our faculty to stay current on changes and trends within higher education, as well as their respective industries. Participation in professional organizations by faculty and staff bring current information relevant to the university’s mission and programming to students and the workplace.
In addition to our faculty, as of May 31, 2010, we employed 488 staff and administrative personnel in university services, academic advising and support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with the university.

Marketing, Recruitment and Retention
Marketing. We engage in a range of activities designed to generate awareness among prospective students. Such activities include building strong brand recognition, differentiating us from other educational institutions and stimulating student and alumni referrals. Our online marketing targets working adults focused on program quality, convenience and career advancement goals. Our on-campus marketing targets traditional college students, working adults seeking a high quality education in a traditional college setting and working adults seeking to take classes on-site at their employer’s facility. In marketing our programs to prospective students, we emphasize the value of the educational experience and the academic rigor and career orientation of our programs.
Recruitment. Once a prospective student has indicated an interest in enrolling in one of our programs, the university’s lead management system identifies and directs an admissions representative to initiate prompt communication. The admissions representative serves as the primary, direct contact for the prospective student, and the representative’s goal is to help the student gain sufficient knowledge and understanding of the university’s programs so the prospective student can assess whether the university’s offerings satisfy his or her goals.
Retention. We utilize a learner services team to support students in advancing from matriculation through attainment of educational goals. The team members monitor various risk factors, such as the failure to buy books for a registered course, lack of attendance or failure to participate in online orientation exercises. Upon identifying an at-risk student, the university can interact with the student to assist him or her in continuing his or her program of study.
Student Support Services
Encouraging students to complete their degree programs is critical to our success. We invest great effort in developing and providing resources that simplify the student enrollment process, acclimate students to our programs and online environment and support the student educational experience. Many of our support services, including academic, administrative and library services, are accessible online, allowing users to access these services at a time and in a manner convenient for them.
The student support services we provide include:
Academic services. We provide students with a variety of services designed to support their academic studies. We offer students entrance orientation, academic advising, technical support, research services, writing services and tutoring.
Administrative services. We provide students access to a variety of administrative services in person as well as telephonically and via the Internet. For example, students can review class schedules, apply for financial aid, pay tuition and access their unofficial transcripts online. The university’s financial service representatives provide personalized online and telephonic support to the students.
Library services. We provide a mix of online and on-campus library resources, services and instruction to support the educational and research endeavors of our students, faculty and staff, including physical and online libraries and online library resources available 24/7.
Career services. For those students seeking to change careers or explore new career opportunities, we offer career services support, including resume review and evaluation, career planning workshops and access to career services information for advice and support.
Technology support services. We provide online technical support to help students remedy technology-related issues. We also provide online tutorials and “Frequently Asked Questions” for students who are new to online coursework.

Admissions
Prospective students are required to complete an application to enroll in our programs. Upon the prospective student’s submission of an application, the admissions representative and student services personnel assist the applicant in gaining acceptance, arranging financial aid by financial services representatives, if needed, and registering for courses and preparing for matriculation. Prospective students also are required to complete placement tests, which enable the university to best serve the student by enrolling him/her in classes to build any missing skills, thereby increasing his/her chances of success.
Applicants to the university’s graduate programs must generally have an undergraduate degree from an accredited institution of higher learning in the United States or from an international institution of higher learning recognized by the ministry of education or other appropriate government agency, and
•	a minimum grade point average of 2.75 achieved for all undergraduate work;
•	a minimum grade point average of 2.9 achieved for the last one-half of the credits earned toward a Bachelor’s degree; or
•	a minimum grade point average of 3.0 in two or more graduate level courses taken at a regionally accredited institution of higher learning or recognized foreign equivalent.
Undergraduate applicants generally must have graduated from a recognized high school (or the Department of Education accepted equivalent) or submit an official transcript from an accredited higher education institution in the United States indicating completion of a post-secondary education program of at least two years that is acceptable for full credit toward a Bachelor’s degree, with a minimum cumulative grade point average of 2.0.
Enrollment
We have increased our enrollment from approximately 6,500 students as of May 31, 2009, to approximately 8,800 students as of May 31, 2010, representing an annual growth rate of approximately 35%. As of May 31, 2010, we had 3,565 students enrolled in our online programs, 3,742 students enrolled on-campus, and 1,451 students enrolled through our hybrid learning centers. The average age of our students is approximately 33 years.
The following is a summary of our student enrollment at May 31, 2010, and May 31, 2009, by degree type and by instructional delivery method:

	May 31, 2010		May 31, 2009
	No. of	% of	No. of	% of
	Students	Total	Students	Total
Graduate	335	3.8%	255	3.9%

Undergraduate and Diploma	8,423	96.2%	6,224	96.1%

Total	8,758	100.0%	6,479	100.0%

	May 31, 2010		May 31, 2009
	No. of	% of	No. of	% of
	Students	Total	Students	Total
Online	3,565	40.7%	3,126	48.3%
On-Campus	3,742	42.7%	2,387	36.8%
Hybrid	1,451	16.6%	966	14.9%

Total	8,758	100.0%	6,479	100.0%

Tuition and Fees
Our tuition rates vary by educational site. Total tuition varies based upon several factors, including the number of credit hours for each program, the degree level of the program, and geographic location.
Our students finance their education through a variety of sources, including government sponsored financial aid, private and NAU provided scholarships, employer provided tuition assistance, veteran’s benefits, private loans and cash payments. A substantial portion of our students rely on funds received under various government sponsored student financial aid programs, predominately Title IV programs. In the fiscal years ended May 31, 2010, 2009 and May 31, 2008, approximately 76%, 72% and 68%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs.
We have a refund policy for tuition and fees based upon semester start dates. If a student drops or withdraws from a course during the first week of classes, 100% of the charges for tuition and fees are refunded, while beyond the first week but during the first 60% of scheduled classes the percentage of tuition charges refunded is based on a daily proration based on a percent of the term completed. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Fees charged include an application fee of $25 and specialty and program fees ranging from $45 to $100, depending on the program. A $75 administrative fee is assessed against each prorated refund. The return of Title IV funds and the tuition reduction is calculated based on the last day of attendance. A refund minus a $75 administrative fee is made within 45 days of the day the student’s withdrawal is determined. If the student was a financial aid recipient, a prorated amount of Title IV funds must be returned to the financial aid programs for students not completing 60% of the enrollment period.
Technology Systems
We remain focused on leveraging the use of technology to increase efficiencies in our academic programs and our general administrative operations. This commitment requires not only institutional budget expenditures, but also orientation and training in the use of this technology.
To service our online teaching we utilize Blackboard Learning Systems CE™, an Internet-based learning management system. The features of this product include content display and organization, synchronous and asynchronous chat, private messaging, quizzing and assignment submission and student tracking and grading. The system is used to present online courses to both domestic and international students. As a supplement to the Blackboard™ learning management system, we purchased secondary applications to support synchronous communications. These systems are used primarily to allow faculty, staff and students to communicate in real time as a required or optional component of an asynchronous Blackboard™ course. In fiscal year 2011, the Company will be transitioning to the Desire to Learn (D2L) management system. The D2L system will be a more cost effective means to provide the faculty, staff and students the resources needed to succeed.
We have also developed and deployed an Internet-based system called TEAMS to meet the growing needs of our online course delivery. TEAMS closely integrates with the Blackboard™ learning management system to deliver midpoint and end-of-course surveys to students, allows for automated loading of students into Blackboard™ courses, provides automated storage and delivery of research papers and aggregates survey results and faculty and staff participation information. The system is designed to utilize the storage capability of a relational database to provide historical and real time information.
Recognizing the need to manage content used in the Blackboard™ learning management system, we developed an internal system to input, organize, manage and display course materials. This system provides a word processor-style, Internet-based, content entry and editing interface that allows content experts to directly create and edit course content. Additionally, it organizes text, images, documents and multimedia resources in a relational database, allowing the university to more easily identify and re-task existing content for new projects and courses. Finally, the system is integrated with the learning management system and is used to display and deliver content seamlessly through Blackboard™ to students.

Intellectual Property
We publish intellectual property policies in our faculty handbook and our employee handbook that outline the ownership of creative works and inventions produced by employees within the scope of their employment, compliance with copyright law and the use of our copyrighted materials. When we hire content experts to develop curriculum, they receive a copy of our Copyright Fundamentals for Online Course Developers for review prior to project initiation. We also require them to execute our standard agreement to confirm that all materials created under the scope of the work become our exclusive intellectual property. These agreements also require the curriculum developer to comply with all laws or regulations related to copyright and the use of copyrighted materials.
We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect our proprietary rights. Through our extensive development of electronic instructional materials, on-campus and online courseware and related processes, we continue to accumulate copyrighted material and know how that has provided the basis for improving quality of instruction, programs and services to our students. Our strategic plan calls for continued and extensive investment in maintaining and expanding these assets.
We rely on trademark and service mark protections in the United States and other countries for our name and distinctive logos, along with various other trademarks and service marks related to specific offerings. We own federal registrations for our principal trademarks, National American University® and NAU® in the United States. These marks are important symbols for us and are used on our educational services and educational materials and a range of other items, including clothing and other memorabilia. These brands appear in our advertising and are seen by members of the general public as well as our direct constituents. We also own domain name rights to “national.edu” and other derivatives of that name, as well as a number of “nau” related domain names.
Competition
The post-secondary education industry is highly competitive and highly fragmented. As of June 2009, there were more than 4,000 colleges and universities in the United States. Of these, there were several hundred non-profit and for-profit educational institutions that operate in the post-secondary education market in which we operate.
We compete with both for-profit and non-profit career-oriented schools, two-year junior colleges and community colleges. Competition is generally based on location, program offerings, modality, the quality of instruction, placement rates, selectivity of admissions, recruiting and tuition rates. We seek to compete against community colleges by offering more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We also seek to compete against other career schools by focusing on offering high demand, career-oriented programs, providing individual attention to students, having an experienced executive management team with a strong operating history, and focusing on flexible degrees for working adults and other non-traditional students. We believe we are able to compete effectively in our respective local markets because of the diversity of our program offerings, quality of instruction, the strength of our brand, our reputation and our success in placing students with employers.
We also compete with other institutions that are eligible to receive Title IV program funding. These include four-year, non-profit colleges and universities, community colleges and for-profit institutions, whether they offer programs that are four years, two years or less. Our competition differs in each market depending on the curriculum offered. Also, because schools can often add new programs in a relatively short period of time, typically within six to 12 months, new competitors within an academic program area can emerge quickly.

Certain institutions have competitive advantages over us. Non-profit and public institutions receive substantial government subsidies, government and foundation grants and tax-deductible contributions and have other financial resources generally not available to for-profit schools. In addition, some of our for-profit competitors have a more extended or dense network of schools and campuses, which may enable them to recruit students more efficiently from a wider geographic area. Furthermore, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater financial and other resources and name recognition than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously offered online education programs.
Real Estate Operations
In addition to our university operations, we have historically operated a real estate business known as Fairway Hills Developments, or Fairway Hills. Our real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Residential Development area of Rapid City, South Dakota.
Our real estate business conducts business through various projects and associations, including Fairway Hills I and II, Park West, Vista Park, Fairway Hills Park and Recreational Association, the Vista Park Homeowners’ Association and the Park West Homeowners’ Association. Fairway Hills I and Fairway Hills II are apartment buildings consisting of a total of 52 rental apartments of which approximately 92% are currently leased. Park West consists of 48 apartment units and is owned by a partnership that is 50% owned by us and 50% owned by members of the Buckingham family (including Robert Buckingham, chairman of our board of directors, and his siblings and the spouses and estates of his siblings). Park West apartment units are being converted to, and sold as, condominiums. While the conversion of the Park West building is not yet complete, as of May 31, 2010, five of the 48 available units in Park West have been sold. Currently, prices for Park West condominium units start at $139,000.
In addition, in 2008, we began construction of a condominium development called Vista Park. As of May 31, 2010, Fairway Hills has completed construction of a 24-unit condominium complex, which is known as Vista Park Phase I, and has sold seven of the available units. Prices for Vista Park condominium units start at $149,000. We currently have plans to build three additional condominium complexes (Phases II, III and IV) in Vista Park, but construction of these additional phases is not expected to begin until after the sale of a substantial number of the currently available condominiums in Vista Park Phase I. In total, and upon completion of all four phases of development, the Vista Park condominium complexes would consist of 96 condominium units.
In connection with the development of Vista Park and the conversion of Park West apartments, Fairway Hills has created two new homeowners’ associations, the Vista Park Homeowner’s Association and the Park West Homeowner’s Association, each of which is a non-profit corporation, to manage and sell the condominiums. In addition, the Fairway Hills Park and Recreational Association, which is also a non-profit corporation, was created to operate as a homeowner’s association covering substantially all of the Fairway Hills development.
Environmental
Our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. We are also required to obtain permits for air emissions, and to meet operational and maintenance requirements. If we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties.

Compliance with Applicable Laws
We seek to comply with applicable local, state and federal laws and regulations under the oversight of our general counsel and the efforts of administrative staff members who implement compliance policies and procedures.
In that regard, we maintain a comprehensive institutional compliance program that integrates and coordinates all significant requirements with which the university must comply by law, regulation or other binding rule or agreement. Under the program, we have:
•	Designated a university compliance officer;
•	Created a university compliance committee made up of representatives of major internal departments and headed by the university compliance officer;
•	Implemented a program to monitor compliance and, when gaps or violations occur, to develop responses to correct deficiencies in a timely manner;
•	Established and communicated institutional principles designed to deter wrongdoing and to promote honest and ethical conduct;
•	Developed communication policies and procedures; and
•	Ensured the appropriate university department/governing body has identified appropriate disciplinary sanctions and has applied those sanctions when infractions occur.
Further, audits are periodically conducted to ensure compliance with applicable laws, including the following:
•	Federal Title IV student financial assistance program compliance attestation examinations are conducted annually to determine compliance and to identify any deficiencies requiring correction;
•	An audit of 401(k) retirement plans is conducted annually for compliance with applicable laws and fiduciary duties; and
•	Annual financial audit for compliance with GAAP.
REGULATORY MATTERS
We are subject to extensive regulation by state education agencies, accrediting commissions and the United States federal government through the Department of Education under the Higher Education Act of 1965, as amended (the “Higher Education Act”). The regulations, standards and policies of these agencies cover substantially all of our operations, including the educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, finances, results of operations and financial condition.
As an institution of higher education that grants degrees and diplomas, we are required to be authorized by appropriate state education authorities. In addition, to participate in the federal programs of student financial assistance for our students, we are required to be accredited by an accrediting commission recognized by the Department of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting commission and the stated aims and purposes of the institution. The Higher Education Act requires accrediting commissions recognized by the Department of Education to review and monitor many aspects of an institution’s operations and to take appropriate action if the institution fails to meet the accrediting commission’s standards.

Our operations are also subject to regulation by the Department of Education due to our participation in Title IV programs. As of May 31, 2010, Title IV programs included educational loans provided directly by the federal government, grant programs for students with demonstrated financial need, and educational loans issued by private banks with below-market interest rates that are guaranteed by the federal government in the event of a student’s default on repaying the loan. As of July 1, 2010, all educational loans under Title IV are provided directly by the federal government. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education and be certified as an eligible institution by the Department of Education.
We plan and implement our business activities to comply with the standards of these regulatory agencies. Our chief executive officer, chief financial officer, and general counsel also provide oversight designed to ensure that we meet the requirements of this regulatory environment.
State Education Licensure and Regulation
We are required by the Higher Education Act to be authorized by applicable state educational agencies in South Dakota and other states where we are located to participate in Title IV programs. In South Dakota, where our operations are headquartered, the state currently does not specifically regulate or authorize the degrees or other educational programs of private, regionally accredited institutions of higher education. If South Dakota were to enact legislation or regulations to regulate private, regionally accredited institutions of higher education, including us, the failure by us to obtain and maintain any required authorization to operate and offer educational programs in South Dakota would cause us to lose our eligibility to participate in Title IV programs.
In addition to South Dakota, we operate physical facilities offering educational programs in Colorado, Kansas, Minnesota, Missouri, New Mexico and Texas. In each of these states, we either maintain authorization or have received written confirmation that no express authorization is required from pertinent state educational agencies to offer our educational programs. Where required under applicable law, these authorizations from state educational agencies are very important to us. To maintain requisite state authorizations, we are required to continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. Failure to comply with applicable requirements of the state educational agencies in Colorado, Kansas, Minnesota, Missouri, New Mexico and Texas could result in us losing our authorization to offer educational programs in the applicable states. If that were to occur, the applicable state educational agency could force us to cease operations in their state. Even if the applicable state educational agency does not require the university to cease operations on an immediate basis, the loss of authorization by the state educational agency in such state would then cause our campuses in such state to lose eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state. Alternatively, the state educational licensing agencies could restrict our ability to offer certain degree programs.
Our activities in certain other states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, even though we do not have a physical facility in such states. Therefore, in addition to South Dakota, Colorado, Kansas, Minnesota, Missouri, New Mexico and Texas, where we maintain physical facilities, we have obtained such approvals as we have determined to be necessary in connection with our activities in such other states that we believe constitute a presence requiring licensure or authorization by the state educational agency. We review the licensure requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the respective state education agencies.

We are subject to extensive regulations by the states in which we are authorized or licensed to operate. State laws and regulations typically establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters, which can be different than and conflict with the requirements of the Department of Education and other applicable regulatory bodies. State laws and regulations may limit our ability to offer educational programs and offer certain degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education and many require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, we would also lose Title IV eligibility in that state.
In addition, several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in all 50 states and the District of Columbia, we expect that other state regulatory authorities may request that we seek licensure or authorization in their states in the future. New laws, regulations or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect enrollments and revenues and have a material adverse effect on our business.
We believe we are licensed or authorized in those jurisdictions where a license or authorization is currently required, and we do not believe that any of the states in which we are currently licensed or authorized, other than South Dakota, Colorado, Kansas, Minnesota, Missouri, New Mexico and Texas, are individually material to our operations. Although we believe that we will be able to comply with additional state licensing or authorization requirements that may arise or be asserted in the future, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state, which could prohibit us from recruiting prospective students or offering services to current students in that state. We could also be subject to other sanctions, including restrictions on activities in that state, fines and penalties. The loss of licensure or authorization in certain states could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.
The Department of Education historically has determined that an institution is authorized for purposes of Title IV program eligibility if the institution’s state does not require the institution to obtain licensure or authorization to operate in the state. In June 2010, the Department of Education proposed new regulations (the “June NPRM” described below in greater detail) that would consider an institution to be legally authorized by a state if (1) the authorization is given to the institution specifically to offer programs beyond secondary education, (2) the authorization is subject to adverse action by the state and (3) the state has a process to review and appropriately act on complaints concerning an institution and enforces applicable state laws. The proposed regulations discuss the Department’s view that a state is expected to take an active role in approving an institution, and that a state should not defer all, or nearly all, of its oversight responsibilities to accrediting agencies for approval of institutions. In South Dakota, where we are headquartered, the state currently does not specifically regulate or authorize the degrees or other educational programs of private, regionally accredited institutions of higher education. If the proposed rule is ultimately adopted, we may need to apply for additional authorization in South Dakota and other states in which we operate, and the authorization process could result in unexpected delays or other setbacks that could jeopardize our Title IV eligibility.

State Professional Licensure
Many states have specific licensure requirements that an individual must satisfy to be licensed as a professional in specified fields, including fields such as education and healthcare. These requirements vary by state and by field. A student’s success in obtaining licensure following graduation typically depends on several factors, including the background and qualifications of the individual graduate, as well as the following factors, among others:
•	whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;
•	whether the program from which the student graduated meets all requirements for professional licensure in that state;
•	whether the institution and the program are accredited and, if so, by what accrediting commissions; and
•	whether the institution’s degrees are recognized by other states in which a student may seek to work.
Many states also require that graduates pass a state test or examination as a prerequisite to becoming certified in certain fields, such as teaching and nursing. Many states also may require a criminal background clearance before granting certain professional licensures or certifications. Our catalog informs students that it is incumbent upon the student to verify whether a specific criminal background clearance is required in their field of study prior to beginning course work.
Accreditation
We have been institutionally accredited since 1985 by the Higher Learning Commission, a regional accrediting commission recognized by the Department of Education. Our accreditation was reaffirmed in 2008 for the maximum term of 10 years as part of a regularly scheduled reaffirmation process. In May 2010, a three-person team from the HLC visited the university’s central administration offices in Rapid City, SD, in response to the university’s change request in connection with the November 2009 merger with Camden. The HLC Board of Trustees will soon consider the team’s recommendation that the change of control request be approved. Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas, including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources and financial stability. To be recognized by the Department of Education, accrediting commissions must comply with Department of Education regulations, which require, among other things, that accrediting agencies adopt specific standards for their review of educational institutions, conduct peer review evaluations of institutions and publicly designate those institutions that meet their criteria. An accredited school is subject to periodic review by its accrediting commissions to determine whether it continues to meet the performance, integrity and quality required for accreditation.
There are six regional accrediting commissions recognized by the Department of Education, each with a specified geographic scope of coverage, which together cover the entire United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six regional accrediting commissions. The Higher Learning Commission, which accredits us, is the same regional accrediting commission that accredits other degree-granting public and private colleges and universities in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, West Virginia, Wisconsin and Wyoming.

Accreditation by the Higher Learning Commission is important to us for several reasons, one being that it enables our students to receive Title IV financial aid. Other colleges and universities depend, in part, on an institution’s accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs consider accreditation as assurance that an institution maintains quality educational standards. If we fail to satisfy the standards of the Higher Learning Commission, we could lose our accreditation by that agency, which would cause us to lose our eligibility to participate in Title IV programs.
The reauthorization of the Higher Education Act in 2008, and final regulations issued by the Department of Education, in October of 2009, which became effective July 1, 2010, require accrediting commissions to monitor the growth of institutions that they accredit. The Higher Learning Commission requires all affiliated institutions, including us, to complete an annual data report. If the non-financial data, particularly enrollment information, and any other information submitted by the institution indicate problems, rapid change or significant growth, the Higher Learning Commission staff may require that the institution address any concerns arising from the data report in the next self-study and visit process or may recommend additional monitoring. In addition, the Department of Education issued regulations, which took effect on July 1, 2010, that require the Higher Learning Commission to notify the Department of Education if an institution accredited by the Higher Learning Commission that offers distance learning programs, such as us, experiences an increase in its headcount enrollment of 50% or more in any fiscal year. The Department of Education may consider that information in connection with its own regulatory oversight activities.
In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the Higher Learning Commission, we also have the following specialized accreditations:
•	The Commission on Accreditation of Allied Health Education Programs, on the recommendation of the Curriculum Review Board of the American Association of Medical Assistants Endowment, accredits our medical assisting programs offered in Colorado Springs, Colorado; Denver, Colorado; Overland Park, Kansas; Bloomington, Minnesota; Roseville, Minnesota; Albuquerque, New Mexico; and Sioux Falls, South Dakota.
•	The medical assisting programs offered at Albuquerque, New Mexico; Bloomington, Minnesota; Colorado Springs, Colorado; Denver, Colorado; Overland Park, Kansas; Roseville Minnesota; and Sioux Falls South Dakota, are accredited by the Commission on Accreditation of Allied Health Education Programs on the recommendation of the Medical Assisting Education Review Board.
•	The Commission on Accreditation of Athletic Training Education (formerly the Commission on Accreditation of Allied Health Education Programs, Joint Review Committee on Education Programs in Athletic Training) accredits our athletic training education program. The athletic training education program is on probation and the program chair submitted a progress report, as required, by June 1, 2010, to the Commission on Accreditation of Athletic Training Education (CAATE). The university anticipates a response from the commission in September 2010.
•	The Committee on Veterinary Technician Education and Activities of the American Veterinary Medical Association accredits our veterinary technology program.

•	We have received specialized accreditation for our Associate of Applied Science, Bachelor of Science, Master of Management and Master of Business Administration degree programs in business through the International Assembly for Collegiate Business Education, Olathe, Kansas.
•	The National League for Nursing Accrediting Commission has granted full initial accreditation for our Zona Rosa, Missouri Associate of Science in Nursing program for spring 2009 through spring 2014.
•	The Standing Committee on Paralegals of the American Bar Association approves our paralegal studies program offered in Rapid City, South Dakota.
If we fail to satisfy the standards of any of these specialized accrediting commissions, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs.
Regulation of Federal Student Financial Aid Programs
To be eligible to participate in Title IV programs, an institution must comply with specific requirements contained in the Higher Education Act and the regulations issued thereunder by the United States Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state or states in which it is physically located (in our case, South Dakota, Colorado, Kansas, Minnesota, Missouri, New Mexico and Texas) and maintain institutional accreditation by an accrediting commission recognized by the Department of Education.
The substantial amount of federal funds disbursed to schools through Title IV programs, the large number of students and institutions participating in these programs and allegations of fraud and abuse by certain for-profit educational institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit educational institutions. As a result, for-profit educational institutions, including ours, are subject to extensive oversight and review. Because the Department of Education periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.
Significant factors relating to Title IV programs that could adversely affect us include the following:
Congressional action and changes in Department of Education regulations. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years, and the most recent reauthorization occurred in August 2008. The reauthorized Higher Education Act reauthorized all of Title IV programs in which we participate, but made numerous revisions to the requirements governing Title IV programs, including provisions relating to the relationships between institutions and lenders that make student loans, student loan default rates and the formula for revenue that institutions are permitted to derive from Title IV programs. On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which, among other things, eliminated the Federal Family Educational Loan, or FFEL, program (in which private lenders originated Title IV loans) in favor of the Federal Direct Loan program (in which the Department of Education originates Title IV loans), such that no FFEL loans will be originated after June 30, 2010. We are approved to participate in the Federal Direct Loan program and have fully transitioned from the FFEL program to the Federal Direct Loan program as of July 1, 2010. Any disruption in our ability to process student loans through the Federal Direct Loan program, the elimination of certain Title IV programs, material changes in the requirements for participation in such programs or the substitution of materially different programs could increase our costs of compliance and could reduce the ability of some of our students to finance their education.
In addition, Congress must determine the funding levels for Title IV programs on an annual basis through the budget and appropriations process. A reduction in federal funding levels for Title IV programs could reduce the ability of some students to finance their education. The loss of or a significant reduction in Title IV program funds available to our students could reduce our enrollments and revenue and have a material adverse effect on our business.

On June 18, 2010, the Department of Education published in the Federal Register a Notice of Proposed Rulemaking (“June NPRM”) related to a number of Title IV program integrity issues. The June NPRM addresses each of the 14 topics discussed at the negotiated rulemaking sessions held in November 2009, December 2009 and January 2010, including, among others, the definition of a high school diploma for the purposes of establishing institutional eligibility to participate in Title IV programs and student eligibility to receive Title IV aid, standards regarding the payment of incentive compensation, establishing requirements for institutions to submit information on program completers for programs that prepare students for gainful employment in recognized occupations, revising the definition of what constitutes a “substantial misrepresentation” made by an institution, standards regarding the sufficiency of a state’s authorization of an institution for the purpose of establishing an institution’s eligibility to participate in Title IV programs, and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid. On July 26, 2010, the Department of Education published in the Federal Register another Notice of Proposed Rulemaking (“July NPRM”) related to a definition of “gainful employment” for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation. The Department of Education is expected to adopt final regulations before November 1, 2010, many of which could be effective as early as July 1, 2011. We cannot predict the form of the final regulations, if any, that may be adopted by the Department of Education. Compliance with these and other new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material adverse effect on our business.
Additionally, in recent months, Congress has placed increased focus on the role that for-profit educational institutions play in higher education. For example, on June 17, 2010, the Education and Labor Committee of the House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the Senate released a report entitled “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. On August 4, 2010, the Health, Education, Labor and Pensions Committee held an additional hearing in its series, focusing on student recruiting at for-profit schools. Earlier, on June 21, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. These hearings and the requested GAO review are not formally related to the Department’s program integrity rulemaking process currently underway regarding program integrity issues, which are described above.
On August 5, 2010, we received a request for information from the U.S. Senate Committee on Health, Education, Labor and Pensions (the “Committee”) relating to the Committee’s ongoing hearings relating to for-profit colleges receiving Title IV student financial aid. It is our understanding, based on communication from Senator Harkin, chairman of the Committee, this request was extended to 30 proprietary educational institutions. The request seeks information to more accurately understand how we use Federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. The request also seeks an understanding of the number of students who complete or graduate from programs offered by us, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In furtherance of this, the Committee has requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. We intend to cooperate with the Committee and to work with the Committee to provide the requested information in a manner that does not compromise our sensitive proprietary operating and other information. The Committee has requested that we produce a portion of the specified information by August 26, 2010 and the remainder of the information by September 16, 2010.

The outcome of the hearings, the requested GAO review and the Committee request for information could impact the substance of the rulemaking process. We cannot predict whether, or the extent to which, these hearings and review will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.
Eligibility and certification procedures. Each institution must apply periodically to the Department of Education for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. An institution may also come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location, adding a new educational program or modifying the academic credentials it offers. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the school’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Students attending provisionally certified institutions remain eligible to receive Title IV program funds.
Our current certification to participate in the Title IV programs was effective in January 2010, following our transaction with Dlorah in 2009, and extends through December 31, 2012. Our certification is on a provisional basis due to the change in ownership of NAU that resulted from the Dlorah transaction.
Based on our audited financial statements for the fiscal year ended May 31, 2009, the Department of Education informed us by a letter dated January 14, 2010 that we were no longer required to maintain a letter of credit, receive Title IV program funds under the heightened cash monitoring payment method or be subject to certain other reporting requirements. We remain provisionally certified, however, as a result of our transaction with Dlorah in 2009.
Administrative capability. Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. To meet the administrative capability standards, an institution must, among other things:
•	comply with all applicable Title IV program requirements;
•	have an adequate number of qualified personnel to administer Title IV programs;

•	have acceptable standards for measuring the satisfactory academic progress of its students;
•	not have student loan cohort default rates above specified levels;
•	have various procedures in place for awarding, disbursing and safeguarding Title IV program funds and for maintaining required records;
•	administer Title IV programs with adequate checks and balances in its system of internal controls;
•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;
•	provide financial aid counseling to its students;
•	refer to the Department of Education’s Office of Inspector General any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs;
•	submit all required reports and financial statements in a timely manner; and
•	not otherwise appear to lack administrative capability.
If an institution fails to satisfy any of these criteria, the Department of Education may:
•	require the institution to repay Title IV funds its students previously received;
•	transfer the institution from the advance method of payment of Title IV funds to heightened cash monitoring status or the reimbursement method of payment;
•	place the institution on provisional certification status; or
•	commence a proceeding to impose a fine or to limit, suspend or terminate the institution’s participation in Title IV programs.
If the Department of Education determines that we failed to satisfy its administrative capability requirements, then our students could lose, or be limited in their access to, Title IV program funding.
Financial responsibility. The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as us must satisfy to participate in Title IV programs. The Department of Education evaluates institutions for compliance with these standards on an annual basis based on the institution’s annual audited financial statements as well as when the institution applies to the Department of Education to have its eligibility to participate in Title IV programs recertified. The most significant financial responsibility standard is the institution’s composite score, which is derived from a formula established by the Department of Education based on three financial ratios:
•	equity ratio, which measures the institution’s capital resources, financial viability and ability to borrow;
•	primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and
•	net income ratio, which measures the institution’s ability to operate at a profit or within its means.

The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The Department of Education then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. In addition to having an acceptable composite score, an institution must, among other things, provide the administrative resources necessary to comply with Title IV program requirements, meet all of its financial obligations including required refunds to students and any Title IV liabilities and debts, be current in its debt payments and not receive an adverse, qualified or disclaimed opinion by its accountants in its audited financial statements.
If the Department of Education determines that an institution does not meet the financial responsibility standards due to a failure to meet the composite score or other factors, the institution should be able to establish financial responsibility on an alternative basis permitted by the Department of Education. This alternative basis could include, in the Department’s discretion, posting a letter of credit, accepting provisional certification, complying with additional Department of Education monitoring requirements, agreeing to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance funding arrangement, such as the reimbursement method of payment or heightened cash monitoring, or complying with or accepting other limitations on the institution’s ability to increase the number of programs it offers or the number of students it enrolls.
Based on our composite score for fiscal year ended May 31, 2007 and continuing for our fiscal year ended May 31, 2008, the Department of Education determined that we failed to meet the standards of financial responsibility. The Department therefore required us to participate in Title IV programs under an alternative basis of financial responsibility requiring provisional certification, the posting of a letter of credit representing 10% of the Title IV program funds received by us during our most recently completed fiscal year, the receipt of Title IV program funds under the heightened cash monitoring payment method and compliance with certain other reporting requirements. Based on our audited financial statements for the fiscal year ended May 31, 2009, which indicated our composite score for such fiscal year was 1.6, the Department of Education informed us by a letter dated January 14, 2010 that we were no longer required to maintain a letter of credit, receive Title IV program funds under the heightened cash monitoring payment method or be subject to certain other reporting requirements Our audited financial statements for the fiscal year ended May 31, 2010 indicated our composite score for such fiscal year was 2.4. We remain provisionally certified, however, as a result of the transaction described in our Corporate History on page 5.
The requirement to post or maintain a letter of credit or other sanctions imposed by the Department of Education increased our cost of regulatory compliance and affected our cash flows. If we are unable to meet the minimum composite score or comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then our students could lose their access to Title IV program funding.
Return of Title IV funds for students who withdraw. When a student who has received Title IV funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV program funds he or she received. The institution must then return the unearned Title IV program funds to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of the withdrawn students in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a Department of Education program review triggers this letter of credit requirement. We did not exceed this 5% threshold in our annual Title IV compliance audit for either of our two most recent fiscal years.

The “90/10” Rule. A requirement of the Higher Education Act commonly referred to as the “90/10” Rule provides that an institution loses its eligibility to participate in Title IV programs, if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues for any fiscal year from Title IV program funds. This rule applies only to for-profit post-secondary educational institutions, including us. Prior to the August 2008 reauthorization of the Higher Education Act, an institution that violated the rule became ineligible to participate in Title IV programs as of the first day of the fiscal year following the fiscal year in which it exceeded the 90% threshold, and it was unable to apply to regain its eligibility until the next fiscal year. If an institution exceeded the 90% threshold for a fiscal year and it and its students had received Title IV funds for the next fiscal year, it was required to return those funds to the applicable lender or the Department of Education. The August 2008 reauthorization of the Higher Education Act included significant revisions to the “90/10 Rule,” effective upon the date of the law’s enactment. Under the revised law, an institution is subject to loss of eligibility to participate in Title IV programs only if it exceeds the 90% threshold for two consecutive fiscal years, and an institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification.
Using the Department of Education’s formula under the “90/10 Rule,” as promulgated prior to regulatory revisions implementing the August 2008 reauthorization of the Higher Education Act, for our 2008 and 2009 fiscal years, we derived approximately 68% and 72%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. For our 2010 fiscal year, we derived approximately 76% of our revenues (calculated on a cash basis) from Title IV program funds. Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues NAU receives from Title IV programs, which could make it more difficult for us to satisfy the “90/10 Rule.” In addition, economic downturns that adversely affect students’ employment circumstances could also increase their reliance on Title IV programs. However, such effects may be mitigated by other provisions of the recent Higher Education Act reauthorization that allow institutions, when calculating their compliance with this revenue test, to exclude from their Title IV revenues through June 30, 2011 the additional federal student loan amounts that became available July 1, 2008 under the Ensuring Continued Access to Student Loans Act, and to include more non-Title IV revenues, such as revenues from institutional loans under certain circumstances.
Student loan defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of Title IV programs if defaults by its students on the repayment of loans received through either the FFEL or the Federal Direct Loan programs exceed certain levels. For each federal fiscal year, the Department of Education calculates a rate of student defaults on such loans for each institution, known as a “cohort default rate.” An institution’s cohort default rate for a federal fiscal year is calculated by determining the rate at which borrowers who became subject to their repayment obligation in that federal fiscal year defaulted by the end of the following federal fiscal year. Before July 1, 2010, we participated in both the FFEL and Federal Direct Loan programs. As of July 1, 2010, following the elimination of the FFEL program, we participate only in the Federal Direct Loan program. Defaults by students on the repayment of loans received through the FFEL program still will be counted; however, in the calculation to determine our eligibility to participate in the Federal Direct Loan program.

If the Department of Education notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in the Federal Direct Loan and Pell Grant programs ends 30 days after that notification, unless the institution appeals that determination in a timely manner on specified grounds and according to specified procedures. In addition, an institution’s participation in the Federal Direct Loan programs ends 30 days after notification by the Department of Education that the institution’s most recent cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under either of these provisions may not participate in the Federal Direct Loan and Pell Grant programs, as applicable, for the remainder of the fiscal year in which the institution receives the notification and for the next two federal fiscal years.
If an institution’s cohort default rate equals or exceeds 25% in any single federal fiscal year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds, but it does subject an institution to closer review by the Department of Education if the institution applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. Additionally, the Department of Education may revoke the certification of a provisionally-certified institution without advance notice if the Department of Education determines that the institution is not fulfilling material Title IV program requirements. We were approved to participate in the FFEL program before its expiration on July 1, 2010, and we currently are approved to participate in the Federal Direct Loan program. The potential sanctions discussed in this section are based on the combined cohort default rate for loans issued to students under both the FFEL program and the Federal Direct Loan program. Our official cohort default rates for the 2007, 2006 and 2005 federal fiscal years (the most recent federal fiscal years for which official cohort default rates have been issued by the Department of Education) were 8.2%, 7.3% and 7.5%, respectively.
The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning FFEL and Federal Direct Loan cohort default rates. Under the revised law, the period for which students’ defaults on their loans are included in the calculation of an institution’s cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change will be effective with the calculation of institutions’ cohort default rates for federal fiscal year 2009, which are expected to be calculated and issued by the Department of Education in 2012. The revised law also increased the threshold for ending an institution’s participation in the relevant Title IV programs from 25% to 30%, effective in 2012.
Incentive compensation. The Higher Education Act prohibits an educational institution that participates in the Title IV programs from making any commission, bonus or other incentive payments based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Under current Department of Education regulations, there are twelve “safe harbor” provisions which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act, including the following:
•	an institution may make up to two adjustments (upward or downward) to a covered employee’s salary or fixed hourly wage rate within any 12-month period without the adjustment being considered an incentive payment, provided that no adjustment is based solely on the number of students recruited, admitted, enrolled or awarded financial aid;
•	a covered employee may be compensated based upon students successfully completing their educational programs; and
•	the incentive payment prohibition in the Higher Education Act does not apply to managerial and supervisory employees who do not directly manage or supervise employees who are directly involved in recruiting or admissions activities, or the awarding of Title IV funds.
While we believe that our compensation policies and practices have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and, in a limited number of instances, our actions have not been within the scope of any specific safe harbor provided in the regulations.

In the June NPRM, the Department proposes to delete all twelve safe harbors, taking the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. Among other examples, the Department asserts that compensating employees based upon students successfully completing educational programs is “indirectly” based on securing enrollments (i.e., unless the student enrolls, the student cannot successfully complete an educational program), and also that the incentive compensation prohibition should extend all the way to the senior management of an institution or organization. The Department contends that an institution would still be able to make merit-based adjustments to employee compensation, but asserts that an institution is not permitted to consider, and that no form of compensation can be based in any part on, directly or indirectly, an employee’s success in securing student enrollments or the award of financial aid or institutional goals based on that success, among other factors.
The Department of Education is expected to adopt final regulations by November 1, 2010, with such regulations becoming effective on July 1, 2011. If the proposed rule is adopted in the form proposed, and the twelve safe harbors for incentive compensation are eliminated, then we would have to modify some of our compensation practices. Such a change could affect our ability to compensate our enrollment advisors and other employees in a manner that appropriately reflects their relative merit, which in turn could (1) reduce the effectiveness of our employees, and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business.
Additionally, in recent years, several for-profit education companies have been faced with whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees alleging that their institution’s compensation practices did not comply with the incentive compensation rule. A qui tam case is a civil lawsuit brought by one or more individuals (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case, including the possibility of treble damages. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government.
Gainful employment. Under the Higher Education Act, proprietary schools are generally eligible to participate in Title IV programs only to the extent that their educational programs lead to “gainful employment” in a recognized occupation. In the July NPRM, the Department of Education proposes to assess whether a program leads to “gainful employment” by applying two tests, one based on debt-to-income ratios and the other based on repayment rates. The Department of Education’s proposed rule is not clear in several important respects, as certain key aspects of the two tests appear only in commentary to the proposal rule and not the actual proposed regulatory language. It therefore remains subject to varying interpretations at this time, and we anticipate the Department of Education will provide clarifications and further guidance in conjunction with its subsequent issuance of a final rule.
•	Under the debt-to-income test, the Department would annually calculate (1) the ratio of the annual loan payment for the program to the average annual earnings of the students who completed the program and (2) the ratio of the annual loan payment for the program to the discretionary income of students who completed the program. The annual loan payment would be calculated using the median loan debt of all students who completed the program in the three most recently completed award years prior to the earnings year and using standard repayment terms (i.e., a 10-year repayment schedule and the current annual interest rate on Federal unsubsidized loans). Loan debt would include Title IV loans (except Parent PLUS loans) and any private educational loans or debt obligations arising from institutional financing plans, but would not include any student loan that a student incurred at prior institutions or subsequent institutions unless the institutions are under common ownership or control, or are otherwise related entities. Average annual earnings would be calculated by the Department using actual, average annual earnings obtained from the Social Security Administration or another federal agency for the students who completed the program in the most recent three-fiscal year period. Discretionary income would be calculated based on the difference between average annual earnings and 150 percent of the most current Poverty Guideline for a single person in the continental United States.

•	Under the repayment rate test, the Department would annually calculate a loan repayment rate by dividing (1) the original outstanding principal balance of all loans repaid by (2) the original outstanding principal balance of all loans issued under Federal Family Education Loan (FFEL) and Federal Direct Loan programs which entered repayment in the prior four federal fiscal years and are owed by students who attended the program (i.e., not just borrowers who completed the program). Although not set forth the actual regulatory language, it appears from the Department’s accompanying commentary that a loan would be counted as repaid if the borrower: (1) made loan payments during the most recent fiscal year that reduced the outstanding principal balance; (2) made qualifying payments on the loan under the Public Service Loan Forgiveness Program; or (3) paid the loan in full, excluding loans paid in full through consolidation, unless and until the consolidated loan is paid in full. A loan would not be counted as repaid if the borrower is meeting its legal obligations, but not actively repaying the loan, such as a loan in deferment or forbearance or on an income-contingent repayment plan and paying only interest. The ratio excludes loan amounts for borrowers in military or in-school deferment, and borrowers entering repayment in the final six months of the most recent federal fiscal year. The original outstanding principal balance would be the balance on FFEL and Federal Direct Loan program loans, including capitalized interest, on the date those loans entered repayment.
Based on a program’s performance under these two tests, the program may be fully eligible, have restricted eligibility or be ineligible to participate in Title IV programs as follows:
•	Fully eligible programs would have either (1) at least a 45% loan repayment rate, or (2) graduates with a debt-to-income ratio of less than 20% of discretionary income or 8% of average annual earnings. Unless a fully eligible program passes both benchmarks, institutions would have to disclose the program’s repayment rates and debt-to-income ratios and alert current and prospective students that they may have difficulty repaying loans obtained for attending that program.
•	Ineligible programs would have a less than 35% loan repayment rate, and graduates with a debt-to-income ratio above 30% of discretionary income and 12% of average annual earnings. An ineligible program may not offer Title IV aid to new students, but can provide aid to current students for the remainder of the award year in which the program became eligible and the following award year. The institution would have to disclose the program’s repayment rates and debt-to-income ratios and alert students that they may have difficulty repaying loans obtained for attending that program.
•	All other programs would be restricted programs. The proposed regulations would limit the enrollment of Title IV recipients in restricted programs to the average number enrolled during the prior three award years, require the institution to demonstrate employer support for the program, warn consumers and current students that they may have difficulty repaying loans obtained for attending the program and provide the most recent debt measures for the program. Institutions would demonstrate employer support for a program by providing documentation from employers not affiliated with the institution affirming that the curriculum of the program aligns with the recognized occupations at those employers’ businesses, and that there are projected job vacancies or expected demand for those occupations at those businesses. The number and locations of the businesses for which affirmation is required must be commensurate with the anticipated size of the program.

Institutions with one or more ineligible or restricted programs would be subject to provisional certification. For a new program to be eligible to participate in Title IV programs, the proposed rules would require an institution to apply to have the program approved by the Department. As part of its application, the institution would need to provide: (1) the projected enrollment for the program for the next five years for each location of the institution that will offer the additional program; (2) documentation of employer support for the program similar to that described above for programs on restricted status; and (3) if the additional program constitutes a substantive change, documentation of the approval of the substantive change from its accrediting agency. In determining whether to approve the new program, the Department could restrict the approval for an initial period based on the institution’s enrollment projections and demonstrated ability to offer programs that lead to gainful employment. If the new program constitutes a substantive change based solely on program content, it would be subject to the gainful employment measures as soon as data on the loan repayment rate and debt measures are available. Otherwise, the loan repayment rate and debt measures for the new program would be based, in part, on loan data from the institution’s other programs currently or previously offered that are in the same job family, as defined by the Bureau of Labor Statistics.
To give programs an opportunity to improve and to ensure data integrity, the Department proposes that programs may not be found ineligible to participate in Title IV programs on account of the proposed new gainful employment regulations until July 1, 2012. The portion of the proposed regulations regarding the eligibility of new programs; however, would become effective July 1, 2011.
The Department of Education is expected to adopt final regulations by November 1, 2010, to be effective as described above. If this regulation is adopted in a form similar to that proposed by the Department of Education, it could render a significant number of our programs, and many programs offered by other proprietary educational institutions, ineligible for Title IV funding. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income levels of our former students, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model. We may have to substantially increase our efforts to promote student loan repayment to ensure continued eligibility for certain programs to remain eligible for Title IV funding. We could also be required to increase disclosures to our students and prospective students, and our program growth could be restricted or compromised. Any of these events could materially increase our costs of doing business, cause decreased enrollments, and have a material adverse effect on our business, financial condition and results of operations.
Compliance reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, agencies that have guaranteed FFEL loans, various state approving agencies for financial assistance to veterans and accrediting commissions. As part of the Department of Education’s ongoing monitoring of institutions’ administration of Title IV programs, the Higher Education Act also requires institutions to annually submit to the Department of Education a Title IV compliance audit conducted by an independent certified public accountant in accordance with applicable federal and Department of Education audit standards. In addition, to enable the Department of Education to make a determination of an institution’s financial responsibility, each institution must annually submit audited financial statements prepared in accordance with Department of Education regulations.

Privacy of student records. The Family Educational Rights and Privacy Act of 1974, or FERPA, and the Department of Education’s FERPA regulations require educational institutions to protect the privacy of students’ educational records by limiting an institution’s disclosure of a student’s personally identifiable information without the student’s prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right and to maintain records in each student’s file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the Department of Education may require corrective actions by the institution or may terminate an institution’s receipt of further federal funds. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, a federal law designed to protect consumers’ personal financial information held by financial institutions and other entities that provide financial services to consumers. GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the Federal Trade Commission, or FTC, and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use and disclosure of student information. The institution must also comply with the FTC Red Flags Rule, a section of the federal Fair Credit Reporting Act, that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts.
Potential effect of regulatory violations. If we fail to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring NAU to the reimbursement or cash monitoring method of payment, requiring us to repay Title IV program funds, requiring us to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against us, initiating proceedings to impose a fine or to limit, suspend or terminate our participation in Title IV programs or referring the matter for civil or criminal prosecution. Because we are provisionally certified to participate in Title IV programs, the Department of Education may revoke our certification without advance notice or advance opportunity for us to challenge that action. If such sanctions or proceedings were imposed against us and resulted in a substantial curtailment or termination of our participation in Title IV programs, our enrollments, revenues and results of operations could be materially and adversely affected.
In addition to the actions that may be brought against us as a result of our participation in Title IV programs, we are also subject to complaints and lawsuits relating to regulatory compliance brought not only by regulatory agencies, but also by other government agencies and third parties, such as current or former students or employees and other members of the public.
Regulatory Standards that May Restrict Institutional Expansion or Other Changes
Many actions that we may wish to take in connection with expanding our operations or other changes are subject to review or approval by the applicable regulatory agencies.
Adding teaching locations, implementing new educational programs and increasing enrollment. The requirements and standards of state education agencies, accrediting commissions and the Department of Education limit our ability in certain instances to establish additional teaching locations, implement new educational programs or increase enrollment in certain programs. Many states require review and approval before institutions can add new locations or programs. The state educational agencies, the Higher Learning Commission and the specialized accrediting commissions that authorize or accredit us and our programs generally require institutions to notify them in advance of adding new locations or implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution.

With respect to the Department of Education, if an institution participating in Title IV programs plans to add a new location or educational program, the institution must generally apply to the Department of Education to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. However, under current regulations and subject to potential changes under regulations proposed on July 26, 2010 by the Department of Education, a degree-granting institution generally is not required to obtain the Department of Education’s approval of additional programs that lead to an Associate, Bachelor’s, professional or graduate degree at the same degree level as programs previously approved by the Department of Education. Similarly, under current regulations and subject to potential changes under regulations proposed on July 26, 2010 by the Department of Education, an institution is not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by the Department of Education as an eligible program at that institution if it meets certain minimum-length requirements. However, as a condition for an institution to participate in Title IV programs on a provisional basis, as in our case, the Department of Education can require prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution that is required to obtain the Department of Education’s advance approval for the addition of a new program or new location fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program or enrolled at that location.
Provisional certification. Each institution must apply to the Department of Education for continued certification to participate in Title IV programs at least every six years and when it undergoes a change in control. An institution may also come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location, adding an educational program or modifying the academic credentials that it offers.
The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. In addition, if a company acquires a school from another entity, the acquired school will automatically be placed on provisional certification when the Department of Education approves the transaction. During the period of provisional certification, the institution must comply with any additional conditions or restrictions included in its program participation agreement with the Department of Education. Students attending provisionally certified institutions remain eligible to receive Title IV program funds, but if the Department of Education finds that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or advance opportunity for the institution to challenge that action. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change.
We are currently provisionally certified to participate in Title IV programs through December 31, 2012. Our status beyond that point depends on whether the Department of Education determines at that time that we are not fully satisfying all of the Department of Education eligibility and certification standards.
Acquiring other schools. While we have not acquired any other schools in the past, we may seek to do so in the future. The Department of Education and virtually all state education agencies and accrediting commissions require a company to obtain their approval if it wishes to acquire another school. The level of review varies by individual state and accrediting commission, with some requiring approval of such an acquisition before it occurs while others only consider approval after the acquisition has occurred. The approval of the applicable state education agencies and accrediting commissions is a necessary prerequisite to the Department of Education certifying the acquired school to participate in Title IV programs. The restrictions imposed by any of the applicable regulatory agencies could delay or prevent our acquisition of other schools in some circumstances.

Change in ownership resulting in a change in control. Many states and accrediting commissions require institutions of higher education to report or obtain approval of certain changes in control and changes in other aspects of institutional organization or control. The types of and thresholds for such reporting and approval vary among the states and accrediting commissions. The Higher Learning Commission provides that an institution must obtain its approval in advance of a change in control, structure or organization for the institution to retain its accredited status. In addition, in the event of a change in control, structure or organization, the Higher Learning Commission requires a post-transaction focused visit or other evaluation to review the appropriateness of its approval of the change and whether the institution has met the commitment it made to the Higher Learning Commission prior to the approval. Other specialized accrediting commissions also require an institution to obtain similar approval before or after the event that constitutes a change in control under their standards.
Many states include the transfer of a controlling interest of common stock in the definition of a change in control requiring approval, but their thresholds for determining a change in control vary widely. A change in control under the definition of one state educational agency that regulates us might require us to obtain approval of the change in control to maintain authorization to operate in that state, and in some cases such states could require us to obtain advance approval of the change in control.
Under Department of Education regulations, an institution that undergoes a change in control loses its eligibility to participate in Title IV programs and must apply to the Department of Education to reestablish such eligibility. If an institution files the required application and follows other procedures, the Department of Education may temporarily certify the institution on a provisional basis following the change in control, so that the institution’s students retain access to Title IV program funds until the Department of Education completes its full review. In addition, the Department of Education will extend such temporary provisional certification if the institution timely files other required materials, including the approval of the change in control by its state authorizing agency and accrediting commission and an audited balance sheet showing the financial condition of the institution or its parent corporation as of the date of the change in control. If the institution fails to meet any of these applications and other deadlines, its certification will expire and its students will not be eligible to receive Title IV program funds until the Department of Education completes its full review, which commonly takes several months and may take longer. If the Department of Education approves the application after a change in control, it will certify the institution on a provisional basis for a period of up to approximately three years.
Our November 2009 transaction with Dlorah was deemed to be a change of control for NAU by both the Department of Education and the Higher Learning Commission. The Department of Education recertified NAU to participate in Title IV programs following the transaction, with such certification extending through December 31, 2012. The Higher Learning Commission approved the change of ownership or control, with several conditions consistent with its change of ownership procedures and requirements. These conditions include: (a) that we file a progress report by week six of each semester providing our enrollment information by degree program and by location; (b) that we file a contingency report if there is any decision to offer a follow-up or secondary stock offering at least 90 days prior to such an offering so that the Higher Learning Commission may assess whether there may be a subsequent change of control under the Higher Learning Commission’s policies; (c) that we undergo an evaluation within six months of the closing of the transaction focused on ascertaining the appropriateness of the approval of the change of control and of the institution’s compliance with any commitments made in the change of control application as well as with the applicable accreditation criteria and eligibility requirements; and (d) that a stipulation be added to our affiliation status limiting the programs at the Master’s level to existing programs and requiring us to seek the Higher Learning Commission’s approval for the addition of any new Master’s degrees. With respect to the progress report condition, the Higher Learning Commission approval provided that, if the pattern of enrollment growth calls into question the capacity of the institution to provide quality teaching and learning, the Higher Learning Commission may schedule a focused evaluation regarding this issue. With respect to the conduct of the focused evaluation related to our transaction with Dlorah, the Higher Learning Commission directed the team conducting that evaluation to review the pattern of governance exercised by us and succession planning to prepare the institution for the divestiture of the Buckingham family shares. In addition, the Higher Learning Commission approval indicated that it was reasonable to assume that the evaluation team conducting the focused evaluation might recommend a shortened time frame before the next comprehensive evaluation visit but not to exceed five years from the date of that focused visit. The approval confirmed that the Higher Learning Commission will not consider requests for approval of any additional educational programs at the Master’s level until after the successful completion of the focused evaluation conducted subsequent to the close of the transaction. Any failure by us to comply with the requirements of the Department of Education, the Higher Learning Commission or the state educational agencies from which we have a license or authorization, or a failure to obtain their approval of the change in control, could result in loss of authorization, accreditation or eligibility to participate in Title IV programs and cause a significant decline in our student enrollments.

A change in control also could occur as a result of future transactions in which we are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. In addition, Department of Education regulations provide that a change in control occurs for a publicly traded corporation if either: (a) there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change in control, or (b) the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. These standards are subject to interpretation by the Department of Education. A significant purchase or disposition of our voting stock in the future, including a disposition of our voting stock by Robert Buckingham’s partnership or living trust, could be determined by the Department of Education to be a change in control under this standard. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of stock. In addition, the adverse regulatory effect of a change in control also could discourage bids for our common stock and could have an adverse effect on the market price of our common stock.
Additional state regulation. Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Some states have sought to assert jurisdiction over out-of-state educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, and in other states we have obtained approvals as we have determined necessary in connection with our marketing and recruiting activities. We review the licensure requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the respective state education agencies. Because we enroll students from all 50 states and the District of Columbia, we expect to have to seek licensure or authorization in additional states in the future. If we fail to comply with state licensing or authorization requirements for any state, we may be subject to the loss of state licensure or authorization by that state, or be subject to other sanctions, including restrictions on our activities in that state, fines and penalties. The loss of licensure or authorization in a state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.
Item 1A. Risk Factors.
The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also adversely affect our business, financial condition, operating results, cash flows and prospects.

Risks Related to the Extensive Regulation of our Business
If we fail to comply with the extensive regulatory requirements governing our university, we could incur significant monetary liabilities, fines and penalties, including loss of access to federal student loans and grants for our students, on which we are substantially dependent.
For our fiscal year ended May 31, 2010, we derived approximately 76% of our revenues (calculated on a cash basis) from federal student financial aid programs, known as Title IV programs, administered by the United States Department of Education, or the Department of Education. A significant percentage of our students rely on the availability of Title IV program funds to finance their cost of attending NAU. To participate in Title IV programs, a post-secondary institution must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, NAU’s operations and programs are regulated by other state education agencies and additional accrediting commissions. We are subject to extensive regulation by the education agencies of multiple states, the Higher Learning Commission of the North Central Association of Colleges and Schools, or the Higher Learning Commission, which is our institutional accrediting commission, various specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs and change our ownership structure.
The agencies and commissions that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we interpret or apply these requirements. Any misinterpretation by us of regulatory requirements could adversely affect our business, financial condition and results of operations. If we fail to comply with any of these regulatory requirements, we could suffer financial penalties, limitations on our operations, loss of accreditation, termination of or limitations on our ability to grant degrees and certificates, or limitations on or termination of our eligibility to participate in Title IV programs, each of which could materially adversely affect our business, financial condition and results of operations. In addition, if we are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our enrollments and materially adversely affect our business, financial condition and results of operations. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.
If we lose our eligibility to participate in Title IV programs for any reason, we would experience a dramatic and adverse decline in revenue, financial condition, results of operations and future growth prospects. Furthermore, we would be unable to continue our business as it currently is conducted, which would be expected to have a material adverse effect on our ability to continue as a going concern.
Congress may revise the laws governing Title IV programs or reduce funding for those programs and the Department of Education may revise its regulations administering Title IV programs, any of which could reduce our enrollment and revenue and increase costs of operations.
Political and budgetary concerns significantly affect Title IV programs. The Higher Education Act of 1965, as amended, which is a federal law that governs Title IV programs, must be periodically reauthorized by Congress and was most recently reauthorized in August 2008. In October 2009, the Department of Education published final regulations implementing statutory changes from the August 2008 reauthorization relating to, among other things, the “90/10” Rule, student eligibility, disclosure requirements, the relationships between schools and lenders of private and Title IV loans, and the approval and oversight of accrediting agencies. These regulations took effect on July 1, 2010. Congress must determine funding levels for Title IV programs on an annual basis and can change the laws governing Title IV programs at any time. We cannot predict with certainty the nature of any new regulatory requirements, other future revisions to the law or funding levels for Title IV programs. Because a significant percentage of our revenue is and is expected to be derived from Title IV programs, any action by Congress that significantly reduces Title IV program funding or the ability of us or our students to participate in Title IV programs could have a material adverse effect on our business, financial condition and results of operations. Congressional action also may require us to modify our practices in ways that could increase administrative costs and reduce profit margins, which could have a material adverse effect on our business, financial condition and results of operations.

If Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, such as private sources. We cannot provide assurance that one or more private organizations would be willing or able to provide sufficient loans to students attending one of our schools or programs, or that the interest rate and other terms of such loans would be as favorable as Title IV program loans or acceptable to our students or that such private sources would be adequate to replace the full amount of the reduction in Title IV program funding. Therefore, even if some form of private financing sources become available, our enrollment could be materially adversely affected. In addition, private organizations could require us to guarantee all or part of this assistance resulting in additional costs to us. If we were to provide more direct financial assistance to our students, we would assume increased credit risks and incur additional costs, which could have a material adverse effect on our business, financial condition and results of operations.
On June 18, 2010, the Department of Education published in the Federal Register a Notice of Proposed Rulemaking (“June NPRM”) related to a number of Title IV program integrity issues. The June NPRM addresses each of the 14 topics discussed at the negotiated rulemaking sessions held in November 2009, December 2009 and January 2010, including, among others, the definition of a high school diploma for the purposes of establishing institutional eligibility to participate in Title IV programs and student eligibility to receive Title IV aid, standards regarding the payment of incentive compensation, establishing requirements for institutions to submit information on program completers for programs that prepare students for gainful employment in recognized occupations, revising the definition of what constitutes a “substantial misrepresentation” made by an institution, standards regarding the sufficiency of a state’s authorization of an institution for the purpose of establishing an institution’s eligibility to participate in Title IV programs, and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid. On July 26, 2010, the Department of Education published in the Federal Register another Notice of Proposed Rulemaking (“July NPRM”) related to a definition of “gainful employment” for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation.
The Department of Education is expected to adopt final regulations before November 1, 2010, many of which could be effective as early as July 1, 2011. We are unable to predict the final form of any regulations that the Department of Education ultimately may adopt. Compliance with these and other new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material adverse effect on our business.
Congress has recently commenced an examination of the for-profit education sector that could result in legislation or further Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that could materially and adversely affect our business.
In recent months, Congress has placed increased focus on the role that for-profit educational institutions play in higher education. For example, on June 17, 2010, the Education and Labor Committee of the House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the Senate released a report entitled “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. On August 4, 2010, the Health, Education, Labor and Pensions Committee held an additional hearing in its series, focusing on student recruiting at for-profit schools. Earlier, on June 21, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. These hearings and the requested GAO review are not formally related to the Department’s program integrity rulemaking process currently underway regarding program integrity issues, which are described above.

On August 5, 2010, we received a request for information from the U.S. Senate Committee on Health, Education, Labor and Pensions (the “Committee”) relating to the Committee’s ongoing hearings relating to for-profit colleges receiving Title IV student financial aid. It is our understanding, based on communication from Senator Harkin, chairman of the Committee, this request was extended to 30 proprietary educational institutions. The request seeks information to more accurately understand how we use Federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. The request also seeks an understanding of the number of students who complete or graduate from programs offered by us, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In furtherance of this, the Committee has requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. We intend to cooperate with the Committee and to work with the Committee to provide the requested information in a manner that does not compromise our sensitive proprietary operating and other information. The Committee has requested that we produce a portion of the specified information by August 26, 2010 and the remainder of the information by September 16, 2010.
The outcome of the hearings, the requested GAO review and the Committee request for information could impact the substance of the rulemaking process. We cannot predict whether, or the extent to which, these hearings and review will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.
The August 2008 reauthorization of the Higher Education Act includes substantially increased reporting and other requirements that could impair our reputation and adversely affect our enrollments. Our failure to comply with or accurately interpret the requirements of the Higher Education Act may subject us to penalties and other sanctions.
The most recent reauthorization of the Higher Education Act, in August 2008, contains numerous revisions to the requirements governing Title IV programs. Among other things, institutions participating in Title IV programs are subject to extensive additional reporting and disclosure requirements. Any failure by us to properly interpret these new requirements could subject us to limitation, suspension or termination of our eligibility to participate in Title IV programs, the imposition of conditions on our participation in Title IV programs, monetary liabilities, fines and penalties or other sanctions imposed by the Department of Education, which could have a material adverse effect on our business, financial condition and results of operations. The prospect of such sanctions may cause us to conservatively interpret the new reporting requirements of Title IV programs by the Department of Education, which may limit our flexibility in operating our business.

If any of the education regulatory agencies or commissions that regulate us do not approve or delay any required approvals of transactions involving a change of control, our ability to operate or participate in Title IV programs may be impaired.
If we experience a change in control under the standards of the Department of Education, the Higher Learning Commission, any applicable state educational licensing agency, or any specialized accrediting agency commission, we must notify or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock of an institution or its parent company, and significant changes in the composition of the board of directors of an institution or its parent company. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change in control from the Department of Education, the Higher Learning Commission or applicable state educational licensing agencies could impair our ability to operate or participate in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations. Failure to obtain, or a delay in receiving, approval of any change in control from any state in which we are currently licensed or authorized, or from any of our specialized accrediting commissions, could require us to suspend our activities in that state or suspend offering the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock, which could discourage bids for your shares of our stock and could have an adverse effect on the market price of your shares.
Our failure to satisfy the conditions imposed by the Higher Learning Commission with respect to its prior approval of the transaction with Dlorah could result in the loss of NAU’s accreditation by the Higher Learning Commission.
The Higher Learning Commission’s approval of the November 2009 transaction whereby Dlorah became our wholly owned subsidiary was subject to several conditions, consistent with the Higher Learning Commission’s change of ownership procedures and requirements. These conditions include: (a) that NAU file a progress report by week six of each semester providing enrollment information by degree program and by location; (b) that NAU file a contingency report if there is any decision to offer a follow-up or secondary stock offering at least 90 days prior to such an offering so that the Higher Learning Commission may assess whether there may be a subsequent change of control under the Higher Learning Commission’s policies; (c) that NAU undergo an evaluation within six months of the closing of our transaction with Dlorah focused on ascertaining the appropriateness of the approval of the change of control and of NAU’s compliance with any commitments made in the change of control application as well as with the applicable accreditation criteria and eligibility requirements; and (d) that a stipulation be added to the affiliation status of NAU limiting the programs at the Master’s degree level to existing programs and requiring NAU to seek the Higher Learning Commission’s approval for the addition of any new Master’s degrees. With respect to the progress report condition, the Higher Learning Commission approval provided that, if the pattern of enrollment growth calls into question NAU’s capacity to provide quality teaching and learning, the Higher Learning Commission may schedule a focused evaluation regarding this issue. With respect to the conduct of the focused evaluation related to our transaction with Dlorah, the Higher Learning Commission directed its team conducting that evaluation to review the pattern of governance exercised at NAU and succession planning to prepare the institution for the divestiture of the Buckingham family’s ownership of the Company. In addition, the Higher Learning Commission approval indicated that it was reasonable to assume that the evaluation team conducting the focused evaluation might recommend a shortened time frame before the next comprehensive evaluation visit but not to exceed five years from the date of that focused visit. The approval confirmed that the Higher Learning Commission will not consider requests for approval of any additional educational programs at the Master’s level until after the successful completion of the focused evaluation. Any failure on our part to satisfy these conditions may result in the loss of our accreditation by the Higher Learning Commission, which would prevent us from participating in Title IV programs.

We cannot offer new programs, expand our operations into certain states or acquire additional schools if such actions are not approved by the applicable regulatory and accrediting agencies, and we may have to repay Title IV funds disbursed to students enrolled in any such programs, schools or states if we do not obtain prior approval.
Our expansion plans include offering new educational programs, expanding operations in additional states and potentially acquiring existing schools from other companies. If we are unable to obtain the necessary approvals for such new programs, operations or acquisitions from the Department of Education, the Higher Learning Commission or any applicable state educational licensing agency or accrediting commission, or if we are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and provide Title IV program funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans and growth. If we were to determine erroneously that any such action did not need approval or that we had obtained all required approvals, including all required approvals for each of our current programs and locations, we could be liable for repayment of Title IV program funds provided to students in that program or at that location.
If the Department of Education does not recertify us to continue participating in Title IV programs, our students would lose their access to Title IV program funds, or we could be recertified but required to accept significant limitations as a condition of our continued participation in Title IV programs.
The Department of Education certification to participate in Title IV programs lasts a maximum of six years, and institutions are required to seek recertification from the Department of Education on a regular basis to continue their participation in Title IV programs. An institution must also apply for recertification by the Department of Education if it undergoes a change in control, as defined by Department of Education regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Generally, the recertification process includes a review by the Department of Education of the institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The Department of Education could limit, suspend or terminate an institution’s participation in Title IV programs for violations of the Higher Education Act or Title IV regulations. Our current certification to participate in the Title IV programs, granted in connection with our transaction with Dlorah, was effective in January 2010 and expires December 31, 2012. There can be no assurance that the Department of Education will recertify us after our current period of certification or that it would not impose restrictions in connection with any such recertification. In addition, the Department of Education may take emergency action to suspend our certification without advance notice if it receives reliable information that we are violating Title IV requirements and it determines that immediate action is necessary to prevent misuse of Title IV funds. If the Department of Education does not renew or withdraws our certification to participate in Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom it could disburse such funds or impose other restrictions. Any of these outcomes could have a material adverse effect on NAU’s enrollments and our business, financial condition and results of operations.

We would lose our ability to participate in Title IV programs if we fail to maintain our institutional accreditation, and our student enrollments could decline if we fail to maintain any of our accreditations or approvals.
An institution must be accredited by an accrediting commission recognized by the Department of Education to participate in Title IV programs. We have been granted institutional accreditation by the Higher Learning Commission, which is a regional accrediting commission recognized by the Department of Education. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. We were granted accreditation by the Higher Learning Commission in 2008 for the maximum term of ten years. If we fail to satisfy any of the Higher Learning Commission’s standards, including a failure to satisfy the conditions under which the Higher Learning Commission approved the November 2009 transaction, we could lose our accreditation by the Higher Learning Commission, which would cause us to lose eligibility to participate in Title IV programs and a significant decline in total student enrollments. In addition, many of our individual educational programs are also accredited by specialized accrediting commissions or approved by specialized state agencies. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on our business, financial condition and results of operations.
In December 2009, the Department of Education Office of Inspector General (“Office of Inspector General”) issued an “Alert Memorandum,” calling into question the Higher Learning Commission’s compliance with the applicable Department of Education regulations related to the Higher Learning Commission’s status as recognized by the Department of Education. Specifically, in matters unrelated to us, the Office of Inspector General asserted that the Higher Learning Commission did not make appropriate assessments as to credit hours with respect to the distance education programs of one of the Higher Learning Commission’s accredited institutions and, as such, the Office of Inspector General recommended that the Department of Education take action to determine whether the Higher Learning Commission is in compliance with federal regulations related to the recognition of accrediting agencies and, if not, to take action to limit, suspend, or terminate the Higher Learning Commission’s recognition by the Department of Education. Additionally, in May 2010, the Office of Inspector General issued a management report to the Higher Learning commission in which the Office of Inspector General found that the Higher Learning Commission does not have an established definition of credit hour or minimum requirements for program length and the assignment of credit hours, which the Office of Inspector General asserted could result in inflated credit hours, the improper designation of full-time student status, and the over-awarding of Title IV program funds. At this point, we do not know if this matter will be resolved and we are unable to speculate as to the impact on us or other institutions accredited by the Higher Learning Commission if the Higher Learning Commission’s recognition as an accrediting commission were to be limited, suspended, or terminated by the Department of Education.
If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and for campuses in the state to participate in Title IV programs.
An institution must be authorized by each state in which it physically operates to participate in Title IV programs. The Department of Education historically has determined that an institution is authorized for purposes of Title IV program eligibility if the institution’s state does not require the institution to obtain licensure or authorization to operate in the state. In June 2010, the Department of Education proposed new regulations (the “June NPRM” described herein in greater detail) that would consider an institution to be legally authorized by a state if: (1) the authorization is given to the institution specifically to offer programs beyond secondary education; (2) the authorization is subject to adverse action by the state; and (3) the state has a process to review and appropriately act on complaints concerning an institution and enforces applicable state laws. The proposed regulations discuss the Department’s view that a state is expected to take an active role in approving an institution, and that a state should not defer all, or nearly all, of its oversight responsibilities to accrediting agencies for approval of institutions. In South Dakota, where we are headquartered, the state currently does not specifically regulate or authorize the degrees or other educational programs of private, regionally accredited institutions of higher education. If the proposed rule is ultimately adopted, we may need to apply for additional authorization in South Dakota and other states in which we operate, and the authorization process could result in unexpected delays or other setbacks that could jeopardize our Title IV eligibility, which could have a material adverse effect on our business, financial condition, and results of operations. Similarly, if South Dakota enacts legislation or regulations to regulate private, regionally accredited institutions of higher education, including us, our failure to obtain and maintain any required authorization to operate and offer educational programs in South Dakota would cause us to lose our eligibility to participate in Title IV programs, not only in South Dakota but at all locations we operate.

We are authorized to operate and to grant degrees or diplomas by the applicable state educational licensing agency of each state where we maintain a physical campus. Such authorization is required for our students to be eligible to receive funding under Title IV programs. To maintain such state authorizations, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. If we fail to satisfy any of these standards, we could lose our authorization from the applicable state educational agency to offer educational programs and could be forced to cease operations in such state. Such a loss of authorization would also cause our physical campus in the state to lose eligibility to participate in Title IV programs. Any such event could have a material adverse effect on our business, financial condition and results of operations.
We also have been required to obtain authorization in certain other states where we do not maintain a physical campus because our activities in the state constitute a presence requiring licensure or authorization under the requirements of the applicable state education agency. If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in that state, fines and penalties. The loss of licensure or authorization in a state where we have no physical campus could prohibit NAU from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce enrollments and revenues and have a material adverse effect on our business, financial condition and results of operations. State laws and regulations are not always precise or clear, and state licensing agencies may sometimes disagree with the way we have interpreted or applied these requirements. The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices by many states and new interpretations of existing laws and regulations by state educational agencies. These new laws, regulations and interpretations may relate to issues such as the requirement that education institutions offering online programs be licensed in one or more jurisdictions where they have no physical location. New laws, regulations or interpretations related to providing educational programs and services over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and otherwise have a material adverse effect on our business, financial condition and results of operations. Additionally, any misinterpretation by us of these regulatory requirements or adverse changes in regulations or interpretations of these regulations by state licensing agencies could have a material adverse effect on our business, financial condition and results of operations.
If we do not comply with the Department of Education’s “administrative capability” standards, we could suffer financial penalties, be required to accept other limitations to continue participating in Title IV programs or lose our eligibility to participate in Title IV programs.
Department of Education regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that we:
•	comply with all applicable Title IV program regulations;
•	have capable and sufficient personnel to administer the federal student financial aid programs;
•	not have student loan cohort default rates in excess of specified levels;

•	have acceptable methods of defining and measuring the satisfactory academic progress of our students;
•	have various procedures in place for safeguarding federal funds;
•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;
•	provide financial aid counseling to our students;
•	refer to the Department of Education’s Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;
•	submit in a timely manner all reports and financial statements required by Title IV regulations; and
•	not otherwise appear to lack administrative capability.
If an institution fails to satisfy any of these criteria or comply with any other Department of Education regulations, the Department of Education may:
•	require the institution to repay Title IV program funds;
•	transfer the institution from the “advance” system of payment of Title IV program funds to cash monitoring status or to the “reimbursement” system of payment;
•	place the institution on provisional certification status; or
•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.
If we were found not to have satisfied the Department of Education’s “administrative capability” requirements, we could be limited in our access to, or lose, Title IV program funding, which could significantly reduce our enrollments and have a material adverse effect on our business, financial condition and results of operations.
If we do not meet specific financial responsibility standards established by the Department of Education, we may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, or we could lose our eligibility to participate in Title IV programs.
To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited financial statements, and may be applied at other times, such as if the institution undergoes a change in control. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the “advance payment” method of receiving Title IV program funds to either the “reimbursement” or the “heightened cash monitoring” system, which could result in a significant delay in the institution’s receipt of those funds. Limitations on, or termination of, our participation in Title IV programs as a result of our failure to demonstrate financial responsibility would limit our students’ access to Title IV program funds, which could significantly reduce enrollments and have a material adverse effect on our business, financial condition and results of operations.

As described in more detail under “Regulatory Matters — Regulation of Federal Student Aid Programs — Financial Responsibility,” the Department annually assesses our financial responsibility through a composite score determination. Based on our composite score for fiscal year ended May 31, 2007, and continuing for our fiscal year ended May 31, 2008, the Department of Education previously determined that we failed to meet the standards of financial responsibility. As a result of this determination, the Department of Education required us to post a letter of credit equal to 10 percent of Title IV program funds we received during our most recently completed fiscal year. Based on our audited financial statements for the fiscal year ended May 31, 2009, the Department of Education informed us that we were no longer required to maintain a letter of credit. Our audited financial statements for the fiscal year ended May 31, 2010 indicated our composite score for such fiscal year was 2.4. Any obligation to post a letter of credit in the future could increase our costs of regulatory compliance. If we are unable to secure any required letter of credit, we would lose our eligibility to participate in Title IV programs, which can be expected to have a material adverse effect on our business, financial condition and results of operations.
We may lose our eligibility to participate in the federal student financial aid programs if the percentage of our revenues derived from Title IV programs is too high.
A provision of the Higher Education Act commonly referred to as the “90/10” Rule, as amended in August 2008, provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. An institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the Department of Education. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the Department of Education may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. Prior to the Higher Education Act amendment in August 2008, an institution was required to disclose in a footnote to its annual audited financial statements the percentage of its revenues derived from Title IV program funds that the institution received during the fiscal year covered by such financial statements. Under regulations that were published by the Department of Education in October 2009, a proprietary institution must continue to disclose in a footnote to its annual audited financial statements not only its 90/10 calculation, but also the amounts of the federal and non-federal revenues, by source, included in its 90/10 calculation. The certified public accountant that prepares the institution’s audited financial statements will be required to review that information and test the institution’s calculation. These regulations became effective on July 1, 2010, and also contain other modifications to the 90/10 Rule, including the means by which certain institutional loans may be considered in the calculation. These revised regulations may affect our ability to remain eligible to participate in Title IV programs or require us to incur additional costs in connection with our administration of Title IV programs. If we violate the 90/10 Rule and continue to disburse Title IV program funds to students after the effective date of our loss of eligibility to participate in Title IV programs, we would be required to return those funds to the applicable lender or the Department of Education.

Using the Department of Education’s formula under the “90/10 Rule,” for our 2008 and 2009 fiscal years, as promulgated prior to regulatory revisions implementing the August 2008 reauthorization of the Higher Education Act, we derived approximately 68% and 72%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. For our 2010 fiscal year, we derived approximately 76% of our revenues (calculated on a cash basis) from Title IV program funds.
In May 2008, Congress increased the annual loan limits on federal unsubsidized student loans by $2,000 for certain students and also increased the aggregate loan limits over the course of a student’s education on total federal student loans for certain students. This increase in student loan limits also increased the amount of Title IV program funds used by students to satisfy tuition, fees and other costs, which will increase the proportion of our revenue from Title IV programs. However, the August 2008 reauthorization of the Higher Education Act provides that such additional loan amounts, authorized in May 2008 and disbursed to students between July 1, 2008, and July 1, 2011, may be considered, for the purposes of the 90/10 Rule, as revenue from sources other than Title IV programs, providing temporary relief from any adverse impact of additional Title IV loan funds on institutions’ 90/10 percentages. Absent any extension of this temporary relief, our 90/10 percentages are expected to increase when the additional Title IV loan funds, authorized in May 2008 and disbursed to students between July 1, 2008, and July 1, 2011, must be considered in the 90/10 calculation in the same manner as other Title IV loan funds. In addition, recent changes in federal law also increased Title IV grant limits. Increases in Title IV grant and loan limits currently or in the future may result in an increase in the revenues we receive from Title IV programs. Further, a significant number of states in which we operate have faced budget constraints, which have caused or may cause them to reduce state appropriations in a number of areas, including with respect to the amount of financial assistance provided to post-secondary students, which could further increase our percentage of revenues derived from Title IV program funds. Also, the employment circumstances of our students or their parents could also increase reliance on Title IV program funds. We expect our ratio under the 90/10 Rule to continue to increase in the future. If we become ineligible to participate in Title IV programs as a result of noncompliance with the 90/10 Rule, it can be expected to have a material adverse effect on our business, financial condition and results of operations.
We may lose our eligibility to participate in Title IV programs if our student loan default rates are too high.
An educational institution may lose its eligibility to participate in Title IV programs if, for three consecutive years, 25% or more of its students who were required to begin repayment on their student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in Title IV programs if the default rate of its students exceeds 40% for any single year. The August 2008 reauthorization of the Higher Education Act extends by one year the period for which students’ defaults on their loans will be included in the calculation of an institution’s default rate, a change that is expected to increase most institutions’ default rates. The new law also increases the threshold for an institution to lose its eligibility to participate in Title IV programs from 25% to 30%. These changes to the law take effect for institutions’ cohort default rates for federal fiscal year 2009, which are expected to be calculated and issued by the Department of Education in 2012. Our cohort default rates have historically been significantly below these levels, including 8.2% for federal fiscal year 2007, 7.3% for federal fiscal year 2006 and 7.5% for federal fiscal year 2005, the last three years for which the Department of Education has issued official cohort default rates. We cannot, however, provide any assurance that this will continue to be the case. Any increase in interest rates or reliance on “self-pay” students, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material adverse effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place NAU in danger of losing its eligibility to participate in Title IV programs, which would have a material adverse effect on our business, financial condition and results of operations.

We would be subject to sanctions if we were to pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities.
The Higher Education Act prohibits an educational institution that participates in Title IV programs from making any commission, bonus or other incentive payments based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Under current Department of Education regulations, there are twelve “safe harbor” provisions which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act, including the following:
•	an institution may make up to two adjustments (upward or downward) to a covered employee’s salary or fixed hourly wage rate within any 12-month period without the adjustment being considered an incentive payment, provided that no adjustment is based solely on the number of students recruited, admitted, enrolled or awarded financial aid;
•	a covered employee may be compensated based upon students successfully completing their educational programs; and
•	the incentive payment prohibition in the Higher Education Act does not apply to managerial and supervisory employees who do not directly manage or supervise employees who are directly involved in recruiting or admissions activities, or the awarding of Title IV funds.
While we believe that our compensation policies and practices have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and, in a limited number of instances, our actions have not been within the scope of any specific safe harbor provided in the compensation regulations.
In the June NPRM, the Department proposes to delete all twelve safe harbors, taking the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. Among other examples, the Department asserts that compensating employees based upon students successfully completing educational programs is “indirectly” based on securing enrollments (i.e., unless the student enrolls, the student cannot successfully complete an educational program), and also that the incentive compensation prohibition should extend all the way to the senior management of an institution or organization. The Department contends that an institution would still be able to make merit-based adjustments to employee compensation, but asserts that an institution is not permitted to consider, and that no form of compensation can be based in any part on, directly or indirectly, an employee’s success in securing student enrollments or the award of financial aid or institutional goals based on that success, among other factors.
The Department of Education is expected to adopt final regulations by November 1, 2010, with such regulations becoming effective July 1, 2011. If the proposed rule is adopted in the form proposed, and the twelve safe harbors for incentive compensation are eliminated, then we would have to modify some of our compensation practices. Such a change could affect our ability to compensate our enrollment advisors and other employees in a manner that appropriately reflects their relative merit, which in turn could (1) reduce the effectiveness of our employees, and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business.

In addition, in recent years, several for-profit education companies have been faced with whistleblower lawsuits, known as “qui tam” cases, by current or former employees alleging violations of this prohibition. If the Department of Education were to determine that we violated this requirement of Title IV programs, or if we were to be found liable in a qui tam action alleging a violation of this law, or if any third parties we have engaged were to violate this law, we could be fined or sanctioned by the Department of Education, or subjected to other monetary liability or penalties that could be substantial, including the possibility of treble damages under a qui tam action, any of which could harm our reputation, impose significant costs and have a material adverse effect on our business, financial condition and results of operations.
We are subject to sanctions if we fail to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.
An institution participating in Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or the Department of Education in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned for a sufficient percentage of students, we may have to post a letter of credit in favor of the Department of Education equal to 25% of Title IV program funds that should have been returned for such students in the prior fiscal year, and we could be fined or otherwise sanctioned by the Department of Education. If we do not correctly calculate and timely return unearned Title IV program funds, we may have to post letters of credit in favor of the Department of Education, may be liable for repayment of Title IV funds and related interest and may otherwise be subject to adverse actions by the Department of Education, including termination of our participation in Title IV programs, any of which could increase our cost of regulatory compliance and have a material adverse effect on our business, financial condition and results of operations.
We or certain of our educational programs may lose eligibility to participate in the Title IV programs if the Department of Education adopts a definition of “gainful employment” that we or certain of our educational programs cannot satisfy.
Under the Higher Education Act, proprietary schools are generally eligible to participate in Title IV programs only to the extent that their educational programs lead to “gainful employment” in a recognized occupation. In the July NPRM, the Department of Education proposes to assess whether a program leads to “gainful employment” by applying two tests, one based on debt-to-income ratios and the other based on repayment rates. The Department of Education’s proposed rule is not clear in several important respects, as certain key aspects of the two tests appear only in commentary to the proposal rule and not the actual proposed regulatory language. It therefore remains subject to varying interpretations at this time, and we anticipate the Department of Education will provide clarifications and further guidance in conjunction with its subsequent issuance of a final rule.
•	Under the debt-to-income test, the Department would annually calculate (1) the ratio of the annual loan payment for the program to the average annual earnings of the students who completed the program and (2) the ratio of the annual loan payment for the program to the discretionary income of students who completed the program. The annual loan payment would be calculated using the median loan debt of all students who completed the program in the three most recently completed award years prior to the earnings year and using standard repayment terms (i.e., a 10-year repayment schedule and the current annual interest rate on Federal unsubsidized loans). Loan debt would include Title IV loans (except Parent PLUS loans) and any private educational loans or debt obligations arising from institutional financing plans, but would not include any student loan that a student incurred at prior institutions or subsequent institutions unless the institutions are under common ownership or control, or are otherwise related entities. Average annual earnings would be calculated by the Department using actual, average annual earnings obtained from the Social Security Administration or another federal agency for the students who completed the program in the most recent three-fiscal year period. Discretionary income would be calculated based on the difference between average annual earnings and 150 percent of the most current Poverty Guideline for a single person in the continental United States.

•	Under the repayment rate test, the Department would annually calculate a loan repayment rate by dividing (1) the original outstanding principal balance of all loans repaid by (2) the original outstanding principal balance of all loans issued under Federal Family Education Loan (FFEL) and Federal Direct Loan programs which entered repayment in the prior four federal fiscal years and are owed by students who attended the program (i.e., not just borrowers who completed the program). Although not set forth the actual regulatory language, it appears from the Department’s accompanying commentary that a loan would be counted as repaid if the borrower: (1) made loan payments during the most recent fiscal year that reduced the outstanding principal balance; (2) made qualifying payments on the loan under the Public Service Loan Forgiveness Program; or (3) paid the loan in full, excluding loans paid in full through consolidation, unless and until the consolidated loan is paid in full. A loan would not be counted as repaid if the borrower is meeting its legal obligations, but not actively repaying the loan, such as a loan in deferment or forbearance or on an income-contingent repayment plan and paying only interest. The ratio excludes loan amounts for borrowers in military or in-school deferment, and borrowers entering repayment in the final six months of the most recent federal fiscal year. The original outstanding principal balance would be the balance on FFEL and Federal Direct Loan program loans, including capitalized interest, on the date those loans entered repayment.
Based on a program’s performance under these two tests, the program may be fully eligible, have restricted eligibility or be ineligible to participate in Title IV programs as follows:
•	Fully eligible programs would have either (1) at least a 45% loan repayment rate, or (2) graduates with a debt-to-income ratio of less than 20% of discretionary income or 8% of average annual earnings. Unless a fully eligible program passes both benchmarks, institutions would have to disclose the program’s repayment rates and debt-to-income ratios and alert current and prospective students that they may have difficulty repaying loans obtained for attending that program.
•	Ineligible programs would have a less than 35% loan repayment rate, and graduates with a debt-to-income ratio above 30% of discretionary income and 12% of average annual earnings. An ineligible program may not offer Title IV aid to new students, but can provide aid to current students for the remainder of the award year in which the program became eligible and the following award year. The institution would have to disclose the program’s repayment rates and debt-to-income ratios and alert students that they may have difficulty repaying loans obtained for attending that program.
•	All other programs would be restricted programs. The proposed regulations would limit the enrollment of Title IV recipients in restricted programs to the average number enrolled during the prior three award years, require the institution to demonstrate employer support for the program, warn consumers and current students that they may have difficulty repaying loans obtained for attending the program and provide the most recent debt measures for the program. Institutions would demonstrate employer support for a program by providing documentation from employers not affiliated with the institution affirming that the curriculum of the program aligns with the recognized occupations at those employers’ businesses, and that there are projected job vacancies or expected demand for those occupations at those businesses. The number and locations of the businesses for which affirmation is required must be commensurate with the anticipated size of the program.

Institutions with one or more ineligible or restricted programs would be subject to provisional certification. For a new program to be eligible to participate in Title IV programs, the proposed rules would require an institution to apply to have the program approved by the Department. As part of its application, the institution would need to provide: (1) the projected enrollment for the program for the next five years for each location of the institution that will offer the additional program; (2) documentation of employer support for the program similar to that described above for programs on restricted status; and (3) if the additional program constitutes a substantive change, documentation of the approval of the substantive change from its accrediting agency. In determining whether to approve the new program, the Department could restrict the approval for an initial period based on the institution’s enrollment projections and demonstrated ability to offer programs that lead to gainful employment. If the new program constitutes a substantive change based solely on program content, it would be subject to the gainful employment measures as soon as data on the loan repayment rate and debt measures are available. Otherwise, the loan repayment rate and debt measures for the new program would be based, in part, on loan data from the institution’s other programs currently or previously offered that are in the same job family, as defined by the Bureau of Labor Statistics.
To give programs an opportunity to improve and to ensure data integrity, the Department proposes that programs may not be found ineligible to participate in Title IV programs on account of the proposed new gainful employment regulations until July 1, 2012. The portion of the proposed regulations regarding the eligibility of new programs; however, would become effective July 1, 2011.
The Department of Education is expected to adopt final regulations by November 1, 2010, to be effective as described above. If this regulation is adopted in a form similar to that proposed by the Department of Education, it could render a significant number of our programs, and many programs offered by other proprietary educational institutions, ineligible for Title IV funding. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income levels of our former students, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model. We may have to substantially increase our efforts to promote student loan repayment to ensure continued eligibility for certain programs to remain eligible for Title IV funding. We could also be required to increase disclosures to our students and prospective students, and our program growth could be restricted or compromised. Any of these events could materially increase our costs of doing business, cause decreased enrollments, and have a material adverse effect on our business, financial condition and results of operations.
If we experience a disruption in our ability to process student loans under the Federal Direct Loan program, we could be materially adversely affected.
On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which among other things, eliminates the Federal Family Education Loan, or FFEL, program (in which private lenders originated Title IV loans) in favor of the Federal Direct Loan program (in which the Department of Education originates Title IV loans), such that no FFEL loans may be originated after June 30, 2010. We are approved to participate in the Federal Direct Loan program and have fully transitioned from the FFEL program to the Federal Direct Loan program as of July 1, 2010. If we experience a disruption in our ability to process student loans through the Direct Loan program, either because of administrative challenges on our part or the inability of the Department of Education to process the increased volume of direct loans on a timely basis, our student enrollment, business, financial condition and results could be adversely and materially affected.

If our students experience a loss or reduction of state financial aid, we could be materially adversely effected.
A significant number of states in which we operate have faced budget constrains, which have caused or may cause them to reduce state appropriations, including with respect to the amount of financial assistance provided to post-secondary students. State financial aid programs generally are subject to annual appropriation by the state legislatures, which may eliminate or significantly decrease the amount of state financial aid available to students. We cannot predict whether future reductions in state financial aid programs will occur or how long such reductions will persist. The loss or reduction of state financial aid could decrease our student enrollment and could have a material adverse effect on our business.
A substantial decrease in private student financing options or a significant increase in financing costs for our students could have a material adverse effect on us.
Some of our eligible students have used private (i.e., non-Title IV) loan programs to fund a portion of their education costs not covered by Title IV program funds or state financial aid sources. Recent adverse market conditions for consumer and federally guaranteed student loans (including lenders’ increasing difficulties in reselling or syndicating student loan portfolios) have resulted, and could continue to result, in providers of private loans reducing the availability of or increasing the costs associated with providing private loans to post-secondary students. In particular, loans to students with low credit scores who would not otherwise be eligible for credit-based private loans have become increasingly difficult to obtain. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs. If our students’ are unable to finance their education, our student population could decrease, which would have a material adverse effect on our business, financial condition and results of operations.
Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.
Because we operate in a highly regulated industry, we may be subject to compliance reviews and claims of non-compliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government. If the results of these reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of eligibility for Title IV funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Additionally, we may experience adverse collateral consequences as a result of any negative publicity associated with such claims, including declines in student enrollments and lessened willingness of third parties to do business with us. Claims and lawsuits brought against us may damage our reputation or cost us to incur expenses, even if such claims and lawsuits are without merit.
Risks Related to Our Business
We operate in a highly competitive industry, and competitors with greater resources could harm our business, decrease market share and put downward pressure on our tuition rates.
The post-secondary education market is highly fragmented and competitive. We compete for students with traditional public and private two-year and four-year colleges and universities, and other for-profit schools, including those that offer online learning programs, and alternatives to higher education, such as employment and military service. Many public and private schools, colleges and universities, including most major colleges and universities, offer online programs. We expect to experience additional competition in the future as more colleges, universities and for-profit schools offer an increasing number of online programs. Public institutions receive substantial government subsidies, and public and private non-profit institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, public and private nonprofit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than us. We may not be able to compete successfully against current or future competitors and may face competitive pressures that could have a material adversely affect on our business, financial condition and results of operations.

Our online and distance learning programs operate in a highly competitive market with rapid technological changes.
Online education is a highly fragmented and competitive market subject to rapid technological change. Competitors vary in size and organization from traditional colleges and universities, many of which offer some form of online education programs, to for-profit schools and software companies providing online education and training software. We expect the online education and training market to be subject to rapid changes in delivery, interaction and other future innovation and advancement. Our success will depend, in part, on our ability to adapt to changing technologies in online and distance learning and offer an attractive online/distance education option while maintaining competitive pricing. Furthermore, the expansion of our online programs and the development of new programs may not be accepted by the online education market. In addition, a general decline in Internet use for any reason, including due to security or privacy concerns, the cost of Internet service or changes in government regulation of Internet use, may result in less demand for online educational services, in which case we may not be able to recruit and retain students and grow our online programs as planned. Accordingly, if we are unable to keep pace with changes in technology or maintain technological relevance, or if the use of the Internet changes, our business, financial condition and results of operations may be adversely affected.
If our graduates are unable to obtain professional licenses or certifications in their chosen field of study, we may face declining enrollments and revenues or be subject to student litigation.
Certain of our students, particularly in the healthcare programs, require or desire professional licenses or certifications after graduation to obtain employment in their chosen fields. Their success in obtaining such licensure depends on several factors, including the individual merits of the student, whether the institution and the program were approved by the state or by a professional association, whether the program from which the student graduated meets all state requirements and whether the institution is accredited. If one or more states refuses to recognize our graduates for professional licensure in the future based on factors relating to us or our programs, the potential growth of our programs would be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to continue our recent revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business plan.
Our revenue increased from approximately $49.5 million in fiscal 2008 to approximately $62.6 million in fiscal 2009 and then to approximately $89.8 million in fiscal 2010. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business plan. In addition, you should not rely on the results of any prior periods as an indication of our future operating performance.
We have experienced losses and may not maintain profitability.
We have experienced losses in the past and it is possible we will experience losses in the future. In addition, we expect that our operating expenses and business development expenses will increase as we enroll more students, open new education locations and develop new programs. As a result, there can be no assurance that we will be able to generate sufficient revenues to maintain profitability.

Our financial performance depends on our ability to continue to develop awareness among, and attract and retain, new students.
Building awareness of NAU and the programs and services we offer is critical to our ability to attract prospective students. If we are unable to successfully market and advertise our educational programs, our ability to attract and enroll students could be adversely affected, and, consequently, our ability to increase revenue or maintain profitability could be impaired. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining students include:
•	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;
•	the emergence of more successful competitors;
•	factors related to our marketing, including the costs and effectiveness of Internet advertising and broad-based branding campaigns and recruiting efforts;
•	performance problems with our online systems;
•	failure to maintain institutional and specialized accreditations;
•	failure to obtain and maintain required state authorizations;
•	the requirements of the education agencies that regulate us that restrict the initiation of new locations, new programs and modification of existing programs;
•	the requirements of the education agencies that regulate us that restrict the ways schools can compensate their recruitment personnel;
•	increased regulation of online education, including in states in which we do not have a physical presence;
•	restrictions that may be imposed on graduates of online programs that seek certification or licensure in certain states;
•	student dissatisfaction with our services and programs;
•	adverse publicity regarding us, our competitors, or online or for-profit education generally;
•	price reductions by competitors that we are unwilling or unable to match;
•	a decline in the acceptance of online education;
•	an adverse economic or other development that affects job prospects in our core disciplines;
•	a decrease in the perceived or actual economic benefits that students derive from our programs;
•	litigation or regulatory investigations that may damage our reputation; and
•	changes in the general economy, including employment.

If, for any reason or reasons, including those presented above, we are unable to maintain and increase our awareness among prospective students, recruit students and convert prospective students into enrolled students, our business, financial condition and results of operations could be adversely affected.
Our growth may place a strain on our resources that could adversely affect our systems, controls and operating efficiency.
Our ability to sustain our current rate of growth or profitability depends on a number of factors, including our ability to obtain and maintain regulatory approvals, our ability to maintain operating margins, our ability to recruit and retain high quality academic faculty and administrative personnel and other competitive factors. Over the past three years, a majority of our growth has resulted from an increase in students enrolling in our Associate degree programs; however, we believe that future growth will be based upon an expansion of our current programs, the addition of new programs, an increase in our physical and online presence, affiliation agreements and increasing enrollments. The growth and expansion of our domestic and international operations may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls and personnel. Any failure to effectively manage or maintain growth could have a material adverse affect on our business, financial condition and results of operations.
If we cannot maintain student enrollments, our results of operations may be adversely affected.
Our strategy for growth and profitability depends, in part, upon the retention of our students. While we provide certain services to our students (e.g., tutoring) in an effort to retain students and lower attrition rates, many of our students face financial, personal or family constraints that require them to withdraw within a term or at the end of a given term. Additionally, some students may decide to continue their education at a different institution. If for any reason, we are unable to predict and manage student attrition, our overall enrollment levels would likely decline, which could have a material adverse effect on our business, financial condition and results of operations.
If the proportion of students who are enrolled in our Associate degree programs continues to increase, we may experience increased costs and reduced margins.
In recent years, the proportion of our enrollment composed of Associate degree students has increased. We have experienced certain effects from this shift, such as an increase in our student loan cohort default rate. If this shift towards Associate degree programs continues, we may experience additional consequences, such as higher costs per start, lower retention rates, higher student services costs, an increase in the percentage of our revenue derived from Title IV programs under the 90/10 Rule, more limited ability to implement tuition price increases and other effects that could have a material adverse effect on our business, financial condition and results of operations.
An increase in interest rates could adversely affect our ability to attract and retain students.
For the fiscal years ended May 31, 2010, 2009 and 2008, NAU derived cash receipts equal to approximately 76%, 72% and 68%, respectively, of its net revenue from tuition financed under Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not subsidized. If our students’ employment circumstances are adversely affected by regional or national economic downturns, they may be more heavily dependent on student loans. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if interest rates increase or Congress decreases the amount available for Title IV funding, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a material adverse effect on our enrollments and future growth prospects and our business, financial condition and results of operations.

Our reputation and the value of our stock may be negatively affected by the actions of other post-secondary educational institutions.
In recent years, regulatory proceedings and litigation have been commenced against various post-secondary educational institutions relating to, among other things, deceptive trade practices, false claims against the government and non-compliance with Department of Education requirements, state education laws and state consumer protection laws. These proceedings have been brought by students, the Department of Education, the United States Department of Justice, the United States Securities and Exchange Commission and state governmental agencies, among others. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the larger for-profit post-secondary education sector as a whole. Adverse media coverage regarding other for-profit education companies or other educational institutions could damage our reputation, result in lower enrollments, revenues and results of operations and have a negative impact on the value of our stock. Such coverage could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting commissions, state legislatures, state attorneys general, state education agencies or other governmental authorities of all educational institutions, including us.
Our expansion into new markets outside the United States will subject us to risks inherent in international operations, are subject to significant start up costs and place strain on our management.
As part of our growth strategy, we intend to continue to establish markets outside the United States, subject to approvals from the Higher Learning Commission and other appropriate accrediting or regulatory agencies. Currently, we have affiliations with institutions in Chile, Bolivia, United Arab Emirates and Greece, and we are in the process of developing additional affiliations in the Czech Republic, Saudi Arabia, Serbia, Brazil and China. Our operations in each of the foreign jurisdictions may subject us to additional educational and other regulations of foreign jurisdictions, which may differ materially from the regulations applicable to our domestic operations. Such international expansion is expected to require a significant amount of start-up costs. Additionally, our management does not have significant experience in operating a business at the international level. As a result, we may be unsuccessful in carrying out our plans for international expansion, obtaining the necessary licensing, permits or market saturation, or in successfully navigating other challenges posed by operating an international business.
If we do not maintain existing and develop additional relationships with employers, our future growth may be impaired.
Currently, we have relationships with certain employers to provide their employees with an opportunity to enroll in classes and obtain degrees through us while maintaining their employment. These relationships are an important part of our strategy because they provide us with a steady source of potential working adult students for particular programs and increase our reputation among employers. If we are unable to develop new relationships or maintain our existing relationships, this source of potential students may be impaired and enrollments and revenue may decrease, any of which could have a material adverse effect on our business, financial condition and results of operations.
If students fail to pay their outstanding balances, our business may be harmed.
From time to time, students may carry balances on portions of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. Furthermore, disruptive economic events could adversely affect the ability or willingness of our former students to repay student loans, which may increase our student loan cohort default rate and require the devotion of increased time, attention and resources to manage these defaults. As a result, losses related to unpaid student balances in excess of the amounts we have reserved for bad debts, or the failure of students to repay their debt obligations, could have a material adverse effect on our business, financial condition and results of operations.

Government regulations relating to the Internet could increase our cost of doing business and affect our ability to grow.
The increasing popularity and use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location. As the proportion of our students who take online courses increases, new laws, regulations or interpretations related to doing business over the Internet could increase our costs of compliance or doing business and materially and adversely affect our ability to offer online courses, which would have a material adverse effect on our business, financial condition and results of operations.
Our financial performance depends, in part, on our ability to keep pace with changing market needs.
Increasingly, prospective employers of NAU students require their new employees to possess appropriate technological skills and interpersonal skills, such as communication, critical thinking and teamwork skills. These skills evolve rapidly in a changing economic and technological environment. Accordingly, it is important for our programs to evolve in response to those economic and technological changes. The expansion of existing programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if NAU is able to develop acceptable new programs, we may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. In addition, we may be unable to obtain specialized accreditations or licensures that may make certain programs desirable to students. To offer a new academic program, NAU may be required to obtain appropriate federal, state and accrediting agency approvals that may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for Title IV programs, a new academic program may need to be approved by the Department of Education, the Higher Learning Commission and state educational agencies. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer and our reputation among students, prospective students and employers may be impaired, which could have a material adverse effect on our business, financial condition and results of operations
Establishing new academic programs or modifying existing programs requires us to invest in management and business development, incur marketing expenses and reallocate other resources. We may have limited experience with any courses in new academic areas and may need to modify our systems, strategy and delivery platform or enter into arrangements with other educational institutions to provide such programs effectively and profitably. If we are unable to offer new courses and programs in a cost-effective manner, or are otherwise unable to effectively manage the operations of newly established academic programs, it could have a material adverse effect on our business, financial condition and results of operations.
Capacity constraints of our computer networks and changes to the acceptance and regulation of online programs could have a material adverse effect on student retention and growth.
If we are successful in increasing student enrollments, additional resources in the forms of human, intellectual and financial capital, as well as information technology resources, will be necessary. We have invested and continue to invest significant resources in information technology when such technology systems and tools have become impaired or obsolete. In an attempt to utilize recent technology, we could install new information technology systems without accurately assessing its costs or benefits or experience delayed or ineffective implementation of new information technology systems. Similarly, we could fail to respond in a timely or sufficiently competitive way to future technological developments in our industry. As a result, this growth may place a significant strain on our operational resources, including our computer networks and information technology infrastructure, thereby restricting our ability to enroll and retain students and grow our online programs.

System disruptions and security threats to our computer networks could have a material adverse effect on our ability to attract and retain students.
The performance and reliability of our computer network infrastructure is critical to our reputation and ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our computer networks, including those that host our online programs, may cause network outages and disrupt our online and on-ground operations that may damage our reputation.
Additionally, we face a number of threats to our computer systems, including unauthorized access, computer hackers, computer viruses and other security problems and system disruptions. We have devoted and will continue to devote significant resources to the security of our computer systems, but they are still vulnerable to security threats. A user or hacker who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, we expend significant resources to protect against the threat of these system disruptions and security breaches and may have to spend more to alleviate problems caused by these disruptions and breaches, which could have a material adverse effect on our reputation, ability to retain and store data and our business, financial condition and results of operations.
A failure of our information systems to store, process and report relevant data may reduce management’s effectiveness, interfere with regulatory compliance and increase operating expenses.
We are heavily dependent on the integrity of our data management systems. If these systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to plan, forecast and execute our business plan and comply with applicable laws and regulations, including the Higher Education Act, will be impaired. Any such impairment of our information systems could materially and adversely affect our reputation and our ability to provide student services or accurately budget or forecast operating activity, thereby adversely affecting our financial condition and results of operations.
The personal information that we collect may be vulnerable to breach, theft or loss, and could subject us to liability or adversely affect our reputation and operations.
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business and reputation. We collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require us to implement certain policies and procedures, such as the procedures we adopted to comply with the Red Flags Rule that was promulgated by the Federal Trade Commission under the federal Fair Credit Reporting Act, which requires the establishment of guidelines and policies regarding identity theft related to student credit accounts, and could require us to make certain notifications of data breaches and restrict our use of personal information. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. While we believe we have taken appropriate precautions and safety measures, there can be no assurances that a breach, loss or theft of any such personal information will not occur. Any breach, theft or loss of such personal information could have a material adverse effect on our reputation, could have a material adverse effect on our business, financial condition and results of operations and could result in liability under state and federal privacy statutes and legal actions by state attorneys general and private litigants.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.
In some instances, our faculty members or students may distribute to students in class or post various articles or other third-party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material distributed in class or posted online for class discussions. As a for-profit organization, we may be subject to a greater risk of liability for the unauthorized duplication of materials under the Copyright Act than a non-profit institution of higher education. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and impose a significant strain on financial resources and management personnel, regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages, which could have a material adverse effect on our business, financial condition and results of operations.
We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws.
Our success depends, in part, on our ability to protect our proprietary rights and intellectual property. We rely on a combination of copyrights, trademarks, trade secrets, domain names and contractual agreements to protect our proprietary rights. We rely on trademark protection in both the United States and certain foreign jurisdictions to protect our rights to various marks, as well as distinctive logos and other marks associated with them. We also rely on agreements under which we obtain intellectual property or license rights to own or use content developed by faculty members, content experts and other third-parties. We cannot assure that these measures are adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or any foreign jurisdictions, or that third parties will not terminate license rights or infringe upon or otherwise violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to infringe our trademarks, use, duplicate or copy the proprietary aspects of our student recruitment and educational delivery methods, curricula, online resource material and other content. Our management’s attention may be diverted by these attempts and we have in the past, and may in the future, need to use funds in litigation to protect our proprietary rights against any infringement or violation, which could have a material adverse effect on our business, financial condition and results of operations.
We may be involved in disputes from time to time relating to our intellectual property and the intellectual property of third parties.
We have in the past, and may in the future, become parties to disputes from time to time over rights and obligations concerning intellectual property, and we may not always prevail in these disputes. Third parties may allege that we have not obtained sufficient rights in the content of a course or other intellectual property. Third parties may also raise claims against us alleging infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our general liability and cyber liability insurance, if any, may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages or license fees to third parties, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to retain key personnel or hire and retain the personnel we need to sustain and grow our business.
Our success depends largely on the skills, efforts and motivations of our executive officers, who have significant experience with our business and within the education industry. Due to the nature of the education industry, we face significant competition in attracting and retaining personnel who possess the skills necessary to sustain and grow our business. The loss of the services of any of our key personnel, or failure to attract and retain other qualified and experienced faculty members and staff members on acceptable terms, could impair our ability to sustain and grow our business.
Our business may be affected by changing economic conditions.
The United States economy and the economies of other key industrialized countries currently have recessionary characteristics, including reduced economic activity, increased unemployment and substantial uncertainty about the financial markets. In addition, homeowners in the United States have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. The reduction in wealth, unavailability of credit and unwillingness of employers to sponsor non-traditional educational opportunities for their employees could have a material adverse effect on our business, financial condition and results of operations.
Terrorist attacks and other acts of violence or war, natural disasters or breaches of security could have an adverse effect on our operations.
Terrorist attacks and other acts of violence or war, hurricanes, earthquakes, floods, tornados and other natural disasters or breaches of security at our educational sites could disrupt our operations. Terrorist attacks and other acts of violence or war, natural disasters or breaches of security that directly impact our physical facilities, online offerings or ability to recruit and retain students and employees could adversely affect our ability to deliver our programs to our students and, thereby, adversely affect our business, financial condition and results of operations. Furthermore, terrorist attacks and other acts of violence or war, natural disasters or breaches of security could adversely affect the economy and demographics of the affected region, which could cause significant declines in the number of our students in that region and could have a material adverse effect on our business, financial condition and results of operations.
The economic downturn may affect the Company’s real estate business.
The downturn in the United States economy in general, and the real estate industry specifically, has negatively affected our real estate operation that develops, leases and sells residential properties in Rapid City, South Dakota. Currently, our real estate operation is marketing two condominium developments. To date only a small number of condominium units have been sold. Our real estate operation plans to build additional condominium buildings and units only upon the achievement of the sale of a substantial number of the currently available condominium units. Unless the United States economy and the real estate market improve, we may be forced to sell the condominium units at a loss or attempt to lease them, which could have a material adverse effect on our business, financial condition and results of operations.
The facility opportunities for the central administration facility to support growth may affect the ability to service students.
The central administration staff will need to increase due to the growth in the student population to support the students. Currently, the central administration staff has outgrown the facility they reside in. The inability to obtain addition space would hamper the hiring managers ability to increase staff and thereby support the growth.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease our educational sites and administrative facilities except for our main educational site in Rapid City, South Dakota, which we own. Our educational sites are located in Colorado, Kansas, Minnesota, Missouri, New Mexico, Oklahoma, South Dakota, and Texas and our corporate headquarters is located in Rapid City, South Dakota, as set forth under the heading “Educational Sites” under Item 1. As of May 31, 2010, we leased 23 educational sites (four of which are pending regulatory approvals) and administrative facilities.
We evaluate current utilization of our facilities and projected enrollment growth to determine facility needs. We believe our existing facilities are adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements.
Item 3. Legal Proceedings.
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not at this time a party, as plaintiff or defendant, to any legal proceedings that, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition or results of operation.
Item 4. [Reserved].
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading on the Nasdaq Global Market under the symbol “NAUH” on May 27, 2010. Our common stock traded on the Over-the-Counter Bulletin Board under the symbol “NAUH” through May 26, 2010.
The following table sets forth the high and low last bid price (as traded on the Over-the-Counter Bulletin Board) or the high and low sales price (as traded on Nasdaq Global Market), as applicable, and dividends paid per share of our common stock by quarter for our past two most recent fiscal years. The over-the-counter market quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Fiscal 2009			Fiscal 2010
	Dividends			Dividends
	Paid	High	Low	Paid	High		Low
First Quarter	—	$7.52	$7.31	—	$7.81		$7.55
Second Quarter	—	$7.55	$6.60	—	$7.90		$7.30
Third Quarter	—	$7.63	$7.12	$0.0275	$11.00		$7.00
Fourth Quarter	—	$7.67	$7.60	$0.0275	$10.10	[1]	$8.00	[2]

1.	High bid price on the Over-the-Counter Bulletin Board for the fourth quarter, fiscal 2010.

2.	Low sales price as reported on Nasdaq Global Market for the fourth quarter, fiscal 2010.

Stockholders
As of August 2, 2010, there were approximately 690 beneficial holders of our common stock.
Dividends
Prior to our transaction with Dlorah, we did not pay any cash dividends. Prior to the closing of our follow-on public offering, which closed on June 1, 2010, pursuant to our second amended and restated certificate of incorporation, the holders of our Class A common stock, par value $0.0001, were entitled to a quarterly accruing dividend equal to $0.11 (for a total of $0.44 per year) per share of common stock into which such Class A common stock is convertible for each of the Company’s eight successive fiscal quarters following the first issuance of Class A common stock, paid when and if declared by our board of directors. If a dividend is paid on the Class A common stock, we must also declare and pay a dividend on the common stock equal to one-fourth of the amount of the dividend paid to the Class A common stock. We have paid two dividends on the Class A common stock and common stock, which were paid on January 4, 2010 and March 20, 2010. For each of those dividends, the record holders of Class A common stock received a dividend equal to $0.11 per share of common stock into which such Class A common stock was convertible, and the holders of common stock received a dividend of $0.0275 per share.
We also declared and paid a contingent special dividend that were payable promptly after the completion of our follow-on public offering on June 1, 2010, to our Class A common stockholders and common stockholders of record on May 20, 2010. The aggregate amount of the special dividend paid was approximately $11.1 million, or (a) approximately $0.64 per share of common stock into which a share of Class A common stock was convertible to holders of Class A common stock and (b) $ 0.16 per share of common stock payable to holders of common stock. Immediately prior to the completion of our follow-on public offering, all Class A common stock were converted into common stock. The payment of the special dividend represented the aggregate amount of the dividend that would be foregone by the Class A common stockholders by converting their Class A common stock into common stock in connection with the follow-on public offering and the corresponding required dividend to the common stockholders, using a present value discount to reflect that the dividend would be paid in advance of when it is otherwise payable.
Because no Class A common stock were outstanding following its conversion into common stock prior to the consummation of the follow-on public offering, we will have no further obligation to accrue or pay dividends on any of our outstanding capital stock. Nevertheless, to the extent that funds are available, our board of directors currently intends to continue paying dividends on our common stock. The payment of any dividends in the future, however, will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.
Use of Proceeds
In December 2007, we completed our initial public offering, or IPO, pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended (File No. 333-143098) that was declared effective by the Securities and Exchange Commission on November 26, 2007. Under the registration statement, we registered the offering and sale of 7,812,500 units, each unit consisting of one share of common stock, $0.0001 par value per share, and one warrant to purchase one share of common stock. A total of 6,626,300 units were sold in the offering at a price to the public of $8.00 per unit. After deducting underwriting discounts, commissions and offering expenses of approximately $4.2 million, we raised a total of $48.8 million.
In connection with the transaction with Dlorah on November 23, 2009, we used $3.3 million of our IPO proceeds to redeem all of the outstanding warrants that were publicly traded immediately before the consummation of the Dlorah transaction, and $3.7 million of our proceeds from the IPO to buyout an employment agreement and legal, accounting, filing, and insurance fees associated with being a public entity.
We have used and intend to use the remaining net proceeds from the IPO for general corporate purposes and growth initiatives, including expansion of educational sites.

Item 6. Selected Financial Data.
The following table shows our selected consolidated financial and operating data for each of the fiscal years ended May 31, 2010, 2009 and 2008. Dlorah was the accounting acquirer in our transaction as described in Note 17 to our consolidated financial statements. Accordingly, our historical financial information reflects the operations of Dlorah. The selected consolidated statements of financial data for the fiscal years ended May 31, 2010, 2009 and 2008 are derived from Dlorah’s audited consolidated financial statements prepared in accordance with accounting standards generally accepted in the United States. Our historical results are not necessarily indicative of our results for any future period.
This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended May 31,
	2010	2009	2008
	(dollars in thousands, except per share data)
Income Statement
Total Revenues	$89,796	$62,584	$49,457
Costs and Expenses:
Cost of educational services	20,419	17,398	15,130
Selling, general and administrative	49,886	37,626	32,642
Auxiliary expense	2,076	1,595	1,523
Cost of condominium sales	761	558	122
Loss on disposition of property and equipment	29	3	5

Total Costs and Expenses	73,171	57,180	49,422
Income from Operations	16,625	5,404	35

Other Income (Expense)	(101)	(499)	(649)

Income (Loss) before Income Taxes	16,524	4,905	(614)

Income Tax Expense	(6,485)	(1,797)	231

Net Income (Loss)	10,039	3,108	(383)

Net Loss (Income) attributable to non-controlling interest	(4)	13	(37)

Net Income (Loss) attributable to National American University Holdings, Inc. and subsidiaries	$10,035	$3,121	$(420)

Income from operations per Class A Share
Basic	$95.25	$31.21	$(4.20)
Diluted	95.25	31.21	(4.20)
Income from operations per Common Share
Basic	0.04	0.00	0.00
Diluted	0.04	0.00	0.00

Balance Sheet
Total Assets	$47,286	$28,865	$28,162
Long-Term Obligations	$3,531	$10,972	$13,041
Cash Dividends declared per Class A Share	$0.86	$2.00	$2.00
Cash Dividends declared per Common Share	$0.22	n/a	n/a

	Year Ended May 31,
	2010	2009	2008
	(dollars in thousands, except per share data)
Weighted Average Shares
Basic EPS
Class A	100,000	100,000	100,000
Common	3,103,847	n/a	n/a
Diluted EPS
Class A	100,000	100,000	100,000
Common	3,755,821	n/a	n/a

Other Data (Unaudited)
Loss from Real Estate Operations Before Taxes	$(735)	$(527)	$(900)
EBITDA[1]	$19,163	$7,662	$2,241
Student Headcount (for Spring quarter of the fiscal year)[2]	8,758	6,479	4,960

[1]	Consists of income attributable to the Company, less income from non-controlling interest, plus income (loss) from non-controlling interest, minus interest income, plus interest expense, plus income taxes, plus depreciation and amortization. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies and is therefore limited as a comparative measure. Furthermore, as an analytical tool, EBITDA has additional limitations, including that (a) it is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments; (b) it does not reflect changes in, or cash requirements for, our working capital needs; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements, or future requirements for capital expenditures or contractual commitments. To compensate for these limitations, we evaluate our profitability by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of cash flows from operations and through the use of other financial measures.

We believe EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to certain non-cash expenses (such as depreciation and amortization) and expenses that are not reflective of our core operating results over time. We believe EBITDA presents a meaningful measure of corporate performance exclusive of our capital structure, the method by which assets were acquired and non-cash charges, and provides us with additional useful information to measure our performance on a consistent basis, particularly with respect to changes in performance from period to period.
The following table provides a reconciliation of net income attributable to the Company to EBITDA:

	Year Ended May 31,
	2010	2009	2008
	(dollars in thousands)
Net Income (Loss) attributable to the Company	$10,035	$3,121	$(420)
Income (Loss) attributable to non-controlling interest	4	(13)	37
Interest Income	(206)	(242)	(282)
Interest Expense	525	834	1,023
Income Taxes	6,485	1,797	(231)
Depreciation and Amortization	2,320	2,165	2,114

EBITDA	$19,163	$7,662	$2,241

[2]	Student headcount is based on the headcount as of the last day of the university’s Spring term, which runs from March to May.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion together with the financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations, and involves risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this annual report.
Background
National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning offering Associate, Bachelor’s and Master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 23 educational sites (four of which are pending regulatory approvals) located in Colorado, Kansas, Minnesota, Missouri, New Mexico, Oklahoma, South Dakota and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota.
As of May 31, 2010, NAU had enrolled 3,565 students at its physical locations, 3,742 students for its online programs, and 1,451 students at its hybrid learning centers who attended physical campus locations and also took classes online. NAU also provided instruction through affiliated institutions to approximately 4,000 additional students online.
The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 2% of our revenues for the fiscal year ended May 31, 2010.
Key Financial Results Metrics
Revenue. Revenue is derived mostly from NAU’s operations. For fiscal year ended May 31, 2010, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s food services, bookstore, dormitory and motel operations and the real estate operations rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.
Factors affecting net revenue include:
•	the number of students who are enrolled and who remain enrolled in courses throughout the term;
•	the number of credit hours per student;
•	the student’s degree and program mix;
•	changes in tuition rates;
•	the affiliates with which NAU is working as well as the number of students at the affiliates; and
•	the amount of scholarships for which students qualify.

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expense as a percentage of revenues for the fiscal years ended May 31, 2010, 2009 and 2008 was 2.6%, 2.6% and 2.7%, respectively.
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
The following chart is a summary of our student enrollment on May 31, 2010, and May 31, 2009, by degree type and by instructional delivery method.

	May 31, 2010	May 31, 2009	% Growth for
	(Spring ’10 Qtr)	(Spring ’09 Qtr)	same quarter
	Number of Students	Number of Students	over prior year
Graduate	335	255	31.4%
Undergraduate and Diploma	8,423	6,224	35.3%

Total	8,758	6,479	35.2%

On-Campus	3,565	3,126	14.0%
Online	3,742	2,387	56.8%
Hybrid	1,451	966	50.2%

Total	8,758	6,479	35.2%

We experienced a 35% growth in enrollment in spring term 2010 over spring term 2009. This growth was a significant increase over our historic enrollment growth, which has averaged approximately 9.4% annually since 1998. We believe this recent growth is attributable to four main factors: investment in the expansion and development of physical locations; investment in the expansion of current academic programs and development of new academic programs; the development of a disciplined student recruitment process; and the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. We also believe we have realized a significant increase in enrollments since 2005 due to our investment of approximately $20 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.

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
Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expenses, the cost of condominium sales, and the loss on disposition of property and equipment. Cost of educational services expenses contain expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), as well as depreciation, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books, clothing, food and textbook shrinkage. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The loss on disposition of property and equipment expense records the cost of discontinued assets that are no longer used by us.
Factors affecting comparability
Set forth below are selected factors we believe have had, or which we expect to have, a significant effect on the comparability of our recent or future results of operations:
Introduction of new programs and specializations. We plan to develop additional degree and diploma programs and specializations over the next several years. When introducing new programs and specializations, we invest in curriculum development, support infrastructure and marketing research. Revenues associated with these new programs are dependent upon enrollments, which are lower during the periods of introduction. During this period of introduction and development, the rate of growth in revenues and operating income has been, and may be, adversely affected, in part, due to these factors. Historically, as the new programs and specializations develop, increases in enrollment are realized, cost-effective delivery of instructional and support services are achieved, economies of scale are recognized and more efficient marketing and promotional processes are gained.
Public company expenses. As a public company, we have begun and will continue to incur significant additional costs and expenses such as increased legal and audit fees, professional fees, director and officer insurance costs, board of director fees and expenses related to compliance with the Sarbanes-Oxley Act regulations and preparing and distributing periodic reports in compliance with obligations under the federal securities laws. In addition, we will likely have to hire additional personnel and expand our administrative functions to become compliant, and maintain compliance, with the regulatory obligations of being a public company. We estimate that the additional costs of being a public company will be between $1.0 million and $2.0 million annually, which we expect to fund through cash provided by operating activities.
Stock-based compensation. We expect to incur increased non-cash, stock based compensation expense in connection with existing and future issuances under our Stock Plan or other equity incentive plans.

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
Critical Accounting Policies and Estimates
The discussion of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Management evaluates its estimates and judgments, including those discussed below, on an ongoing basis. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the financial statements. We believe the following critical accounting policies involve more significant judgments and estimates than others used in the preparation of our financial statements:
Revenue recognition. Academic revenue represented approximately 91.8%, 90.9% and 89.4% of revenue for the fiscal years ended May 31, 2010, 2009 and 2008, respectively. We recognize revenue from tuition on a ratably over the length of the respective term. Academic revenue is tuition revenue, fees and charges assessed at the start of each term. If a student drops or withdraws from a course during the first week of classes, we refund 100% of the charges for tuition and fees, beyond the first week but during the first 60% of scheduled classes, the percentage of tuition charges refunded is based on a daily proration on a percent of the term completed. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations, and are reflected as current liabilities on the balance sheet.
Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of the students to make required payments. We determine the adequacy of the allowance for doubtful accounts based on an analysis of aging of the accounts receivable and with regard to historical bad debt experience. Accounts receivable balances are generally written off when deemed uncollectible at the time the account is returned by an outside collection agency. However, accounts that are 180 days old are fully reserved and management continues collection efforts until it is determined that the possibility of collection is unlikely. Bad debt expense is recorded as a selling, general and administrative expense. As of May 31, 2010, and 2009, the allowance for doubtful accounts was approximately $0.2 million, and $0.1 million respectively. During the fiscal years ended May 31, 2010, 2009 and 2008, bad debt expense was $2.4 million, $1.6 million and $1.4 million, respectively. The bad debt expense was 2.6%, 2.6% and 2.7% of total revenue for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.
Accounting for Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted.
We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained.

Share-Based Compensation. We measure and recognize compensation expense for all share-based awards issued to employees and directors based on estimated fair values of the share awards on the date of grant. We record compensation expense for all share-based awards over the vesting period.
Department of Education Rulemaking
On June 18, 2010, the Department of Education published in the Federal Register a Notice of Proposed Rulemaking (“June NPRM”) related to a number of Title IV program integrity issues. The June NPRM addresses each of the 14 topics discussed at the negotiated rulemaking sessions held in November 2009, December 2009 and January 2010, including, among others, the definition of a high school diploma for the purposes of establishing institutional eligibility to participate in Title IV programs and student eligibility to receive Title IV aid, standards regarding the payment of incentive compensation, establishing requirements for institutions to submit information on program completers for programs that prepare students for gainful employment in recognized occupations, revising the definition of what constitutes a “substantial misrepresentation” made by an institution, standards regarding the sufficiency of a state’s authorization of an institution for the purpose of establishing an institution’s eligibility to participate in Title IV programs, and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid. On July 26, 2010, the Department of Education published in the Federal Register another Notice of Proposed Rulemaking (“July NPRM”) related to a definition of “gainful employment” for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation.
The Department of Education is expected to adopt final regulations before November 1, 2010, many of which could be effective as early as July 1, 2011. Compliance with these and other new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material adverse effect on our business. While we are unable to predict the final form of any regulations that the Department of Education ultimately may adopt, we believe the following rules, if adopted in the form proposed in the June NPRM and July NPRM, could have a significant impact on our business:
Incentive compensation. The Higher Education Act prohibits an educational institution that participates in Title IV programs from making any commission, bonus or other incentive payments based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Under current Department of Education regulations, there are twelve “safe harbor” provisions which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act, including the following:
•	an institution may make up to two adjustments (upward or downward) to a covered employee’s salary or fixed hourly wage rate within any 12-month period without the adjustment being considered an incentive payment, provided that no adjustment is based solely on the number of students recruited, admitted, enrolled or awarded financial aid;
•	a covered employee may be compensated based upon students successfully completing their educational programs; and
•	the incentive payment prohibition in the Higher Education Act does not apply to managerial and supervisory employees who do not directly manage or supervise employees who are directly involved in recruiting or admissions activities, or the awarding of Title IV funds.
While we believe that our compensation policies and practices have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and, in a limited number of instances, our actions have not been within the scope of any specific safe harbor provided in the regulations.

In the June NPRM, the Department proposes to delete all twelve safe harbors, taking the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. Among other examples, the Department asserts that compensating employees based upon students successfully completing educational programs is “indirectly” based on securing enrollments (i.e., unless the student enrolls, the student cannot successfully complete an educational program), and also that the incentive compensation prohibition should extend all the way to the senior management of an institution or organization. The Department contends that an institution would still be able to make merit-based adjustments to employee compensation, but asserts that an institution is not permitted to consider, and that no form of compensation can be based in any part on, directly or indirectly, an employee’s success in securing student enrollments or the award of financial aid or institutional goals based on that success, among other factors.
If the proposed rule is adopted in the form proposed, and the twelve safe harbors for incentive compensation are eliminated, then we would have to modify some of our compensation practices. Such a change could affect our ability to compensate our enrollment advisors and other employees in a manner that appropriately reflects their relative merit, which in turn could (1) reduce the effectiveness of our employees, and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business.
Gainful employment. Under the Higher Education Act, proprietary schools are generally eligible to participate in Title IV programs only to the extent that their educational programs lead to “gainful employment” in a recognized occupation. In the July NPRM, the Department of Education proposes to assess whether a program leads to “gainful employment” by applying two tests, one based on debt-to-income ratios and the other based on repayment rates. The Department of Education’s proposed rule is not clear in several important respects, as certain key aspects of the two tests appear only in commentary to the proposal rule and not the actual proposed regulatory language. It therefore remains subject to varying interpretations at this time, and we anticipate the Department of Education will provide clarifications and further guidance in conjunction with its subsequent issuance of a final rule.
•	Under the debt-to-income test, the Department would annually calculate (1) the ratio of the annual loan payment for the program to the average annual earnings of the students who completed the program and (2) the ratio of the annual loan payment for the program to the discretionary income of students who completed the program. The annual loan payment would be calculated using the median loan debt of all students who completed the program in the three most recently completed award years prior to the earnings year and using standard repayment terms (i.e., a 10-year repayment schedule and the current annual interest rate on Federal unsubsidized loans). Loan debt would include Title IV loans (except Parent PLUS loans) and any private educational loans or debt obligations arising from institutional financing plans, but would not include any student loan that a student incurred at prior institutions or subsequent institutions unless the institutions are under common ownership or control, or are otherwise related entities. Average annual earnings would be calculated by the Department using actual, average annual earnings obtained from the Social Security Administration or another federal agency for the students who completed the program in the most recent three-fiscal year period. Discretionary income would be calculated based on the difference between average annual earnings and 150 percent of the most current Poverty Guideline for a single person in the continental United States.

•	Under the repayment rate test, the Department would annually calculate a loan repayment rate by dividing (1) the original outstanding principal balance of all loans repaid by (2) the original outstanding principal balance of all loans issued under Federal Family Education Loan (FFEL) and Federal Direct Loan programs which entered repayment in the prior four federal fiscal years and are owed by students who attended the program (i.e., not just borrowers who completed the program). Although not set forth the actual regulatory language, it appears from the Department’s accompanying commentary that a loan would be counted as repaid if the borrower: (1) made loan payments during the most recent fiscal year that reduced the outstanding principal balance; (2) made qualifying payments on the loan under the Public Service Loan Forgiveness Program; or (3) paid the loan in full, excluding loans paid in full through consolidation, unless and until the consolidated loan is paid in full. A loan would not be counted as repaid if the borrower is meeting its legal obligations, but not actively repaying the loan, such as a loan in deferment or forbearance or on an income-contingent repayment plan and paying only interest. The ratio excludes loan amounts for borrowers in military or in-school deferment, and borrowers entering repayment in the final six months of the most recent federal fiscal year. The original outstanding principal balance would be the balance on FFEL and Federal Direct Loan program loans, including capitalized interest, on the date those loans entered repayment.
Based on a program’s performance under these two tests, the program may be fully eligible, have restricted eligibility or be ineligible to participate in Title IV programs as follows:
•	Fully eligible programs would have either (1) at least a 45% loan repayment rate, or (2) graduates with a debt-to-income ratio of less than 20% of discretionary income or 8% of average annual earnings. Unless a fully eligible program passes both benchmarks, institutions would have to disclose the program’s repayment rates and debt-to-income ratios and alert current and prospective students that they may have difficulty repaying loans obtained for attending that program.
•	Ineligible programs would have a less than 35% loan repayment rate, and graduates with a debt-to-income ratio above 30% of discretionary income and 12% of average annual earnings. An ineligible program may not offer Title IV aid to new students, but can provide aid to current students for the remainder of the award year in which the program became eligible and the following award year. The institution would have to disclose the program’s repayment rates and debt-to-income ratios and alert students that they may have difficulty repaying loans obtained for attending that program.
•	All other programs would be restricted programs. The proposed regulations would limit the enrollment of Title IV recipients in restricted programs to the average number enrolled during the prior three award years, require the institution to demonstrate employer support for the program, warn consumers and current students that they may have difficulty repaying loans obtained for attending the program and provide the most recent debt measures for the program. Institutions would demonstrate employer support for a program by providing documentation from employers not affiliated with the institution affirming that the curriculum of the program aligns with the recognized occupations at those employers’ businesses, and that there are projected job vacancies or expected demand for those occupations at those businesses. The number and locations of the businesses for which affirmation is required must be commensurate with the anticipated size of the program.
Institutions with one or more ineligible or restricted programs would be subject to provisional certification. For a new program to be eligible to participate in Title IV programs, the proposed rules would require an institution to apply to have the program approved by the Department. As part of its application, the institution would need to provide: (1) the projected enrollment for the program for the next five years for each location of the institution that will offer the additional program; (2) documentation of employer support for the program similar to that described above for programs on restricted status; and (3) if the additional program constitutes a substantive change, documentation of the approval of the substantive change from its accrediting agency. In determining whether to approve the new program, the Department could restrict the approval for an initial period based on the institution’s enrollment projections and demonstrated ability to offer programs that lead to gainful employment. If the new program constitutes a substantive change based solely on program content, it would be subject to the gainful employment measures as soon as data on the loan repayment rate and debt measures are available. Otherwise, the loan repayment rate and debt measures for the new program would be based, in part, on loan data from the institution’s other programs currently or previously offered that are in the same job family, as defined by the Bureau of Labor Statistics.

To give programs an opportunity to improve and to ensure data integrity, the Department proposes that programs may not be found ineligible to participate in Title IV programs on account of the proposed new gainful employment regulations until July 1, 2012. The portion of the proposed regulations regarding the eligibility of new programs; however, would become effective July 1, 2011.
The Department of Education is expected to adopt final regulations by November 1, 2010, to be effective as described above. If this regulation is adopted in a form similar to that proposed by the Department of Education, it could render a significant number of our programs, and many programs offered by other proprietary educational institutions, ineligible for Title IV funding. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income levels of our former students, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model. We may have to substantially increase our efforts to promote student loan repayment to ensure continued eligibility for certain programs to remain eligible for Title IV funding. We could also be required to increase disclosures to our students and prospective students, and our program growth could be restricted or compromised. Any of these events could materially increase our costs of doing business, cause decreased enrollments, and have a material adverse effect on our business, financial condition and results of operations.
State authorization. To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located. The June NPRM proposes to clarify that an educational institution is considered “legally authorized” in a state and provides that the Secretary of Education would consider an institution to be legally authorized by a state if (1) the authorization is given to the institution specifically to offer programs beyond secondary education, (2) the authorization is subject to adverse action by the state and (3) the state has a process to review and appropriately act on complaints concerning an institution and enforces applicable state laws. The June NPRM further discusses the Department’s view that a state is expected to take an active role in approving an institution, and that a state should not defer all, or nearly all, of its oversight responsibilities to accrediting agencies for approval of institutions. In South Dakota, where we are headquartered, the state currently does not specifically regulate or authorize the degrees or other educational programs of private, regionally accredited institutions of higher education. If the proposed rule is ultimately adopted, we may need to apply for additional authorization in South Dakota and other states in which we operate, and the authorization process could result in unexpected delays or other setbacks that could jeopardize our Title IV eligibility.
The proposed regulations in the June NPRM and July NPRM are subject to public comment until August 2, 2010, and September 9, 2010, respectively (in each case 45 days after publication in the Federal Register), and may be further modified by the Department. After the public comment period expires, the Department must publish final regulations in the Federal Register on or before November 1, 2010, for the regulations to be effective July 1, 2011. The Department has stated its intent to publish final regulations on or before November 1, 2010. Although we cannot predict the outcome of the Department’s rulemaking process at this time, any final regulations Department’s could require us to change the manner in which we conduct our business, which could adversely affect our enrollments, revenues and results of operations, perhaps materially.

Federal Direct Loan Program.
On March 30, 2010, the President Health Care and Education Affordability Act of 2010, or HCEAA, which, among other things, eliminates the Federal Family Education Loan, or FFEL, program (in which private lenders originated Title IV loans) in favor of the Federal Direct Loan program (in which the Department of Education originates Title IV loans), such that no FFEL loans may be originated after June 30, 2010. We are approved to participate in the Federal Direct Loan program and have fully transitioned from the FFEL program to the Federal Direct Loan program as of July 1, 2010.
Results of Operations — For the Year Ended May 31, 2010 Compared to the Year Ended May 31, 2009
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year-Ended	Year-Ended
	May 31, 2010	May 31, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.7	27.8
Selling, general and administrative	55.6	60.1
Auxiliary expense	2.3	2.5
Cost of condominium sales	0.8	0.9

Total operating expenses	81.5	91.4

Operating income	18.5	8.6

Interest expense	(0.6)	(1.3)
Interest income	0.2	0.4
Other income	0.2	0.1

Income before income taxes	18.4	7.8
Income tax expense benefit	7.2	2.9
Net income attributable to non-controlling interest	0	0

Net income attributable to the Company	11.2	5.0
Although we had a number of expenses we anticipate to be infrequent (approximately $5 million detailed in the following paragraph) impact our financial statements this past year, the company has performed very well by growing revenues and overall profitability. For the year ended May 31, 2010, we generated $89.8 million in revenue, an increase of 43.5% compared to the same period in 2009. This increase was attributable to enrollment growth, an average tuition increase of 4.4% effective September 2009, additional students served through affiliated institutions, continued geographic and programmatic expansion and revenue from condominium sales. Our revenue for the year ended May 31, 2010 consisted of $87.9 million from our NAU operations and $1.9 million from our other operations. Total operating expenses were $73.2 million or 81.5% of total revenue for the year ended May 31, 2010, an increase of 28.0% compared to the same period in 2009. Income before income taxes was $16.5 million or 18.4% of total revenue for the year ended May 31, 2010, an increase of 236.9% compared to the same period in 2009. Net income was $10.0 million or 11.2% of total revenue for the year ended May 31, 2010, an increase of 223.0% compared to the same period in 2009.
Over the past year, the Company has successfully completed a reverse merger and a secondary public offering. As a result of these two activities, the company had a number of infrequent transactions which were made to better position the company going forward. The company bought out two existing employment agreements with a cost of $2.7 million, the payment of advisory fees of $0.2 million, and recorded an expense of $2.1 million for stock grants issued to management.

NAU
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year-Ended	Year-Ended
	May 31, 2010	May 31, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.2	28.6
Selling, general and administrative	54.8	59.7
Auxiliary expense	2.4	2.6

Cost of condominium sales	0.0	0.0
Total operating expenses	80.5	90.9

Operating income	19.5	9.1

Interest expense	(0.1)	(0.6)
Interest income	0.2	0.4

Other income	0.0	0.0
Income before non-controlling interest and taxes	19.6	8.9
Total revenue. The total revenue for NAU for the year ended May 31, 2010 was $87.9 million, an increase of $27.0 million or 44.4%, as compared to total revenue of $60.9 million for the year ended May 31, 2009. The increase was primarily due to the enrollment increase of approximately 35%, which was consistent with our investment in new program development, program expansion, development of new educational sites and student retention initiatives, over the prior year. The increase can also be attributed, in part, to the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. In addition, the increase is due to an average tuition increase of 4.4% that was approved by NAU’s board of governors in April 2009 and became effective September 2009. We believe that management’s execution of NAU’s well-defined strategic plan contributed to the increase in revenues.
The academic revenue for the year ended May 31, 2010 was $82.4 million, an increase of $25.5 million or 44.9%, as compared to academic revenue of $56.9 million for the year ended May 31, 2009. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $5.5 million, an increase of $1.5 million or 37.0%, as compared to auxiliary revenue of $4.0 million for the year ended May 31, 2009. The increase in auxiliary revenue was primarily due to additional students being served through our growth and the sales of books and instructional materials.
Cost of educational services. The educational services expense as a percentage of total revenue decreased by 5.4% for the year ended May 31, 2010, to 23.2%, as compared to 28.6% for the year ended May 31, 2009. This decrease was a result of realizing continued economies of scale through enrollment growth and by counseling students to enroll in online courses, thereby increasing our student to instructor ratios. The educational services expenses for the year ended May 31, 2010, were $20.4 million, an increase of $3.0 million, or 17.4%, as compared to educational expenses of $17.4 million for the year ended May 31, 2009. This increase was primarily due to increases in instructional compensation and related expenses. These increases were attributable to the increased faculty and staff members needed to provide and maintain the quality of our educational services to our increased student enrollment.

Selling, general and administrative expenses. The selling, general and administrative expense as a percentage of total revenue decreased by 4.9% for the year ended May 31, 2010, to 54.8%, as compared to 59.7% for the year ended May 31, 2009. This decrease was primarily the result of the university’s ability to further leverage fixed costs across an increasing revenue base. The selling, general and administrative expenses for the year ended May 31, 2010 were $48.2 million, an increase of $11.9 million, or 32.7%, as compared to selling, general and administrative expenses of $36.3 million for the year ended May 31, 2009. The increase was attributed to additional support staff necessary to support our continued growth, increased admissions staff to support our growth plan and larger marketing costs to sustain our growth initiative.
In addition, we track the expenditures associated with new educational sites, new program development and program expansion within the selling, general and administrative expense category. For the year ended May 31, 2010, the total business expansion and development expenditures were $6.5 million as compared to $3.2 million for the same period in fiscal year 2009. Included in this total was $2.2 million for the continued development of the Austin, Texas, campus compared to $1.5 million for the same period in fiscal year 2009, $2.0 million for the expansion and development of hybrid learning centers in Missouri, Minnesota, Kansas and Colorado as compared to $60,000 for the same period in fiscal year 2009, and $2.0 million for the continued expansion for the nursing programs in Denver, Colorado; Bloomington, Minnesota; Albuquerque, New Mexico; Rapid City, South Dakota; and Sioux Falls, South Dakota, as compared to $1.6 million for the same period in fiscal year 2009.
Auxiliary. Auxiliary expenses for the year ended May 31, 2010 were $2.1 million, an increase of $0.5 million, or 30.2%, as compared to auxiliary expenses of $1.6 million for the year ended May 31, 2009. This increase was primarily the result of the increase in cost of books resulting from higher book sales.
Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the year ended May 31, 2010, was $17.3 million, an increase of $11.8 million, as compared to $5.4 million for the year ended May 31, 2009.
We are executing our strategic growth initiatives by expanding existing academic programs, developing new academic programs and developing educational sites, which resulted in revenue being up over $27.0 million during the year ended May 31, 2010 compared to the same time period last fiscal year. Expenses were 80.5% of total revenue for the year ended May 31, 2010 and were 90.9% for the same period in fiscal year 2009. This decline is consistent with our efforts to improve margins by gaining greater efficiencies and to further capitalize on our existing assets. Selling, general and administrative expenses were down a total of 4.9%. We have been able to capitalize on our growth initiatives by managing expenses and gaining greater operational efficiencies.
Other
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year-Ended	Year-Ended
	May 31, 2010	May 31, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	0.0	0.0
Selling, general and administrative	89.1	76.3
Auxiliary expense	0.0	0.0
Cost of condominium sales	41.1	33.3

Total operating expenses	130.2	109.6

Operating income (loss)	(30.2)	(9.6)

Interest expense	(21.6)	(27.4)
Interest income	3	0.0
Other income	11.8	5.6

Income (loss) before non-controlling interest and taxes	(39.7)	(31.5)

Our other operations total revenue for the year ended May 31, 2010 was $1.9 million, an increase of $0.2 million or 10.5%, as compared to total revenue of $1.7 million for the year ended May 31, 2009. The increase is due to the sales of condominiums in fiscal year 2010.
The rental income from apartments for the year ended May 31, 2010 was $0.9 million, an increase of $28,000 or 3.1%, as compared $0.9 million for the year ended May 31, 2009.
The condominium sales for the year ended May 31, 2010 were $0.9 million, an increase of $148,000 or 18.9%, as compared to $0.8 million for the year ended May 31, 2009.
The selling, general and administrative expenses as a percentage of total revenue increased by 12.8% for the year ended May 31, 2010 to 89.1%, as compared to 76.3% for the year ended May 31, 2009. The selling, general and administrative expenses for the year ended May 31, 2010 were $1.6 million, an increase of $0.4 million, or 29.1%, as compared to $1.3 million for the year ended May 31, 2009.
The cost of the condominium sales for the year ended May 31, 2010 was $0.8 million, an increase of $203,000, or 36.4%, as compared to $0.6 million for the year ended May 31, 2009.
Interest expense for the year ended May 31, 2010 was $0.4 million, a decrease of $59,000, or 12.9%, as compared to the year ended May 31, 2009.
The loss before non-controlling interest and taxes for the year ended May 31, 2010 was $0.7 million, an increase of $0.2 million, as compared to a loss of $0.5 million for the year ended May 31, 2009.
Results of Operations — Fiscal Year Ended May 31, 2009 Compared to Fiscal Year Ended May 31, 2008
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended	Year Ended
	May 31, 2009	May 31, 2008
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	27.8	30.6
Selling, general and administrative	60.1	66.0
Auxiliary expense	2.5	3.1
Cost of condominium sales	0.9	0.2

Total operating expenses	91.4	99.9

Operating income (loss)	8.6	0.1

Interest expense	(1.3)	(2.1)
Interest income	0.4	0.6
Other income	0.1	0.2

Income (loss) before income taxes	7.8	(1.2)
Income tax (expense) benefit	(2.9)	0.5
Net income attributable to non-controlling interest	(0.0)	(0.1)

Net income attributable to the Company	5.0	(0.8)

For the fiscal year ended May 31, 2009, our total revenue was $62.6 million, an increase of $13.1 million or 26.5%, as compared to total revenue of $49.5 million for the fiscal year ended May 31, 2008. The increase was primarily due to the execution of our strategic growth plan which resulted in a 30% enrollment increase over the prior year. Our fiscal year 2009 revenue consisted of $60.9 million from our NAU operations and $1.7 million from our other operations. Total operating expenses were $57.2 million or 91% for the fiscal year ended May 31, 2009, which is an increase of $7.8 million compared to the same period in 2008. Income from operations was $5.4 million or 8.6% for the fiscal year ended May 31, 2009, which is an increase of $5.4 million compared to the same period in 2008. Net income was $3.1 million or 5.0% for the fiscal year ended May 31, 2009, an increase of 843.1%, compared to the fiscal year ended May 31, 2008. The enrollment increases were driven by our investment in new educational sites and programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. The additional details regarding these variances year over year are described in greater detail below in the segment discussions below.
NAU
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended	Year Ended
	May 31, 2009	May 31, 2008
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	28.6	31.3
Selling, general and administrative	59.7	63.9
Auxiliary expense	2.6	3.2

Total operating expenses	90.9	98.4

Operating income (loss)	9.1	1.6

Interest expense	(0.6)	(1.6)
Interest income	0.4	0.6

Income (loss) before income taxes	8.9	0.6
Total revenue. The total revenue for the fiscal year ended May 31, 2009 was $60.9 million, an increase of $12.6 million or 26.2%, as compared to total revenue of $48.3 million for the fiscal year ended May 31, 2008. The increase was driven by our 30% enrollment increase over the prior year. In addition, our enrollment increase resulted from our investment in program development and expansion, new and expanded affiliate relationships, new hybrid learning centers and improved enrollment.
The academic revenue for the fiscal year ended May 31, 2009 was $56.9 million, an increase of $12.7 million or 28.6%, as compared to academic revenue of $44.2 million for the fiscal year ended May 31, 2008. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $4.0 million, a decrease of $26,000 or 0.6%, as compared to auxiliary revenue of $4.0 million for the fiscal year ended May 31, 2008. This decrease was primarily due to fewer sales in the foodservice area as the university continued to transition the Rapid City, South Dakota, campus to a non-traditional campus.
Cost of educational services. The educational services expense as a percentage of total revenue decreased by 2.7% for the fiscal year ended May 31, 2009, to 28.6%, as compared to 31.3% for the fiscal year ended May 31, 2008. This decrease was a result of our counseling students to take online courses and thereby increase our student to instructor ratios. The educational services expenses for the fiscal year ended May 31, 2009 were $17.4 million, an increase of $2.3 million, or 15.0% as compared to educational expenses of $15.1 million for the fiscal year ended May 31, 2008. This increase was primarily due to increases in instructional compensation and related expenses to maintain the quality of our academic programs. These increases were attributable to the increased faculty and staff needed to provide and sustain quality educational services to the increased student population. In addition, we reclassified expenses related to facilities into this category for the fiscal year ended May 31, 2010. These amounts were previously reported under selling, general and administrative expense for the second and third quarter. The amounts per quarter that were related to facilities for fiscal year 2010 are as follows:

First Quarter	$1,185
Second Quarter	$1,182
Third Quarter	$1,304
Fourth Quarter	$1,283

Selling, general and administrative expenses. The selling, general and administrative expense as a percentage of total revenue decreased by 4.2% for the fiscal year ended May 31, 2009, to 59.7%, as compared to 63.9% for the fiscal year ended May 31, 2008. This decrease was primarily the result of our ability to leverage fixed costs across an increasing revenue base. The selling, general and administrative expenses for the fiscal year ended May 31, 2009 were $36.3 million, an increase of $5.5 million, or 17.8%, as compared to selling, general and administrative expenses of $30.9 million for the fiscal year ended May 31, 2008. The increase was attributed to additional support staff necessary to support continued growth, increased admissions staff to support our growth plan and larger marketing costs to generate more enrollment interest.
In addition, NAU tracks the “gross” expenditures associated with the development and expansion of new educational sites and new programs as business expansion and development expense. For the fiscal year ended May 31, 2009, the total business expansion and development expenditures were $3.2 million. Included in this total was $1.6 million for continued expansion of the Austin, Texas, site and $1.6 million for the expansion of the nursing programs in Overland Park, Kansas; Denver, Colorado; and Bloomington, Minnesota.
For the fiscal year ended May 31, 2008, the business expansion and development expenditures were $4.8 million. Included in this total was $173,468 for continued expansion of the Distance Learning operations, $950,249 for the continued development of the Austin, Texas site, $1.4 million for the expansion for the nursing programs in Overland Park, Kansas; Denver, Colorado; and Bloomington, Minnesota, $1.2 million for the development of an education center in Wichita, Kansas, and $754,942 for the development of an education center in Watertown, South Dakota.
Auxiliary. Auxiliary expenses for the fiscal year ended May 31, 2009 were $1,595,000, an increase of $72,000, or 4.7%, as compared to auxiliary expenses of $1,523,000 the fiscal year ended May 31, 2008.
Revenue was up over $12.6 million for the fiscal year ended May 31, 2009, compared to the fiscal year ended May 31, 2008. This increase was largely due to our growth initiatives resulting in an increase in academic revenue consistent with the increased enrollments. Expenses were 90.9% of total revenue for fiscal year 2009 and were 98.4% for fiscal year 2008. Selling, general and administrative expenses were down 4.2%, of which business expansion and development was down 4.5 percentage points to 5.4% in 2009 from 9.9% in 2008.
To support our enrollment growth in fiscal year 2009, we continued developing the Austin, Texas site and the nursing programs in Overland Park, Kansas, and Denver, Colorado. In fiscal year 2008, we expanded the nursing programs, developed the Austin, Texas site and continued to develop the education centers in Wichita, Kansas, and Watertown, South Dakota.
Other
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended	Year Ended
	May 31, 2009	May 31, 2008
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Selling, general and administrative	76.3	151.7
Cost of Condominium Sales	33.3	10.4

Total operating expenses	109.6	162.0

Operating loss	(9.6)	(62.0)

Interest expense	(27.4)	(22.2)
Other income	5.6	7.7

Loss before income taxes	(31.5)	(76.5)

The total revenue for the fiscal year ended May 31, 2009 was $1.7 million, an increase of $0.5 million or 42.2%, as compared to net revenue of $1.2 million for the fiscal year ended May 31, 2008. The increase was primarily due to the sale of additional condominiums. The rental income from apartments for the fiscal year ended May 31, 2009 was $0.9 million, an increase of $108,000 or 13.8%, as compared to $0.8 million for the fiscal year ended May 31, 2008. This was due to lower vacancies in 2009. The condominium sales for the fiscal year ended May 31, 2009 were $0.8 million, an increase of $0.4 million or 98.5%, as compared to $0.4 million for the fiscal year ended May 31, 2008. This was due to the sale of higher priced, newly built condominiums in 2009 as opposed to 2008 when the only condominiums sold were older and less expensive. The selling, general and administrative expense as a percentage of net revenue decreased by 75.4% for the fiscal year ended May 31, 2009, to 76.3%, as compared to 151.7% for the fiscal year ended May 31, 2008. This decrease was primarily the result of lower expenses for 2009. The selling, general and administrative expenses for the fiscal year ended May 31, 2009 were $1.3 million, a decrease of $0.5 million, or 28.5%, as compared to $1.8 million for the fiscal year ended May 31, 2008. The cost of the condominium sales for the fiscal year ended May 31, 2009 was $0.6 million, an increase of $0.4 million, as compared to $0.1 million for the fiscal year ended May 31, 2008. The costs increased due to the increase in condominium sales. Interest expense for the fiscal year ended May 31, 2009 was $0.5 million, an increase of $0.2 million, or 75.9%, as compared to the fiscal year ended May 31, 2008. This increase was a result of the operating line of credit used for the condominium project and the interest expense related to it.
Liquidity and Capital Resources
Liquidity. At May 31, 2010, and May 31, 2009, cash, cash equivalents and marketable securities were $19.8 million and $7.9 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificate of deposits. Of the amounts listed above, the marketable securities for May 31, 2010 and May 31, 2009 were $11.1 million and $4.4 million, respectively.
We maintain two lines of credit to support ongoing operations. These lines of credit are available to support timing differences between inflows and outflows of cash. During the fiscal year 2010 the lines of credit were not utilized.
We retain a $2.0 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are secured by substantially all assets of Dlorah and the personal guarantee of Robert Buckingham, our chair of the board of directors. There were no advances outstanding made on this credit line at May 31, 2010 and May 31, 2009.
We also retain a $3.0 million revolving line of credit with Wells Fargo Bank. Advances under the line bear interest at a variable rate based on prime and are secured by the Company’s checking, savings and investment accounts held by the bank. There were no advances outstanding against this line at May 31, 2010 and May 31, 2009.
During 2008, our real estate operations started the construction of a new condominium building in Rapid City, South Dakota. The project was funded by a construction line of credit from Great Western Bank totaling $3.8 million. The line of credit had borrowings of $3.3 million at May 31, 2009, and was paid in full and closed during the year ended May 31, 2010.
Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion and development of new programming, development of new hybrid learning centers and growth of our affiliate relationships. We spent over $6.5 million for our fiscal year ending May 31, 2010, as compared to $3.2 million last fiscal year. Also, we believe that we are positioned to further supplement our liquidity with debt, if needed.

Operating Activities. Net cash provided by operating activities was $13.1 million and $9.2 million for the years ended May 31, 2010 and 2009, respectively. This improvement is consistent with our growth initiatives and our tuition and fee collection process whereby all tuition and fees are due and payable on the first day of each quarter.
Net cash provided by operating activities for the fiscal year ended May 31, 2009 was $9.2 million as compared to $2.7 million for the fiscal year ended May 31, 2008. This improvement is consistent with the improvement in revenue and the change in other working capital accounts.
Investing Activities. Net cash used in investing activities was $11.6 million for the year ended May 31, 2010, as compared to the net cash used in investing activities of $2.4 million for the year ended May 31, 2009. The increase in the cash used in investing activities was primarily related to the purchase of investments in 2010. Our investment committee is focused on capital preservation.
In May 2009 the cash flows used in investing activities was $2.4 million as compared to $6.2 million for the previous fiscal year. This decrease is primarily attributable to the use of cash in fiscal year 2008 to finance the line of credit for the construction of the development property.
Financing Activities. Net cash provided by (used in) financing activities was $3.7 million and ($5.4 million) for the year ended May 31, 2010 and 2009, respectively. The activities in this category consisted of the use and repayments of lines of credit and long-term debt as well as cash received from the transaction with Dlorah. As a result of the transaction with Dlorah, we received approximately $22.0 million in cash, of which, approximately, $3.4 million was used for transactional expenses. We use lines of credit to bridge the timing difference between cash inflows and cash outflows during the course of the year. As mentioned earlier, aside from the cash provided from the Dlorah transaction, the primary reason for the fluctuation in financing activities from fiscal year 2009 to fiscal year 2010 was an increase in the repayments of long-term debt of $6.0 million as well as not utilizing the lines of credit in fiscal year 2010. This repayment of debt has positioned the Company into a debt free status.
Net cash used by financing activities for May 31, 2009 was $5.4 million as compared to net cash provided by financing in May 31, 2008 of $5.4 million. This $10 million change is due to repayments on the lines of credit of $5.8 million in 2009, zero borrowings on long-term debt in 2009 versus borrowing of $3.2 million in 2008 and the financing of the development property in 2008 of $3.9 million.
The table below sets forth our contractual commitments associated with operating leases as of May 31, 2010:

	Payments Due By Period (in thousands)
	Total	Within 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$35,042	$3,898	$6,936	$6,719	$17,489
Off-Balance Sheet Arrangements
Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation
We believe inflation has had a minimal impact on results of operations for both the year ended May 31, 2010, and the years ended May 31, 2009 and 2008. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with our operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.
Item 7A. Quantitative and Qualitative Disclosure About Risk.
Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.
Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At May 31, 2010, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows. To date there have been no material drawings on the lines.
Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
National American University Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
National American University Holdings, Inc. and Subsidiaries
Rapid City, South Dakota
We have audited the accompanying consolidated balance sheets of National American University Holdings, Inc. and subsidiaries (the “Company”) as of May 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National American University Holdings, Inc. and subsidiaries as of May 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
August 18, 2010

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2010 AND 2009
(In thousands except share and per share data)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,695	$3,508
Short term investments	11,109	4,417
Student receivables — net of allowance of $203 and $115 at May 31, 2010 and 2009, respectively	1,823	1,207
Other receivables	952	203
Bookstore inventory	920	604
Deferred income taxes	1,574	1,090
Prepaid and other current assets	1,759	410

Total current assets	26,832	11,439

Total Property and Equipment — Net (Note 1)	15,881	12,152

OTHER ASSETS:
Condominium inventory	3,046	3,802
Land held for future development	312	312
Course development — net of accumulated amortization of $1,149 and $804 at May 31, 2010 and 2009, respectively	768	767
Other	447	393

	4,573	5,274

TOTAL	$47,286	$28,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt — current portion	$0	$2,147
Line of credit — real estate	0	3,305
Accounts payable	4,315	3,564
Dividends payable	11,116	0
Student accounts payable	322	314
Deferred income	305	367
Income tax payable	231	551
Accrued and other liabilities	6,109	4,900

Total current liabilities	22,398	15,148

LONG-TERM DEBT — Net of current portion	0	6,507

DEFERRED INCOME TAXES	1,151	1,503

OTHER LONG-TERM LIABILITIES	2,380	815

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock (50,000,000 authorized, 21,819,653 issued and outstanding as of May 31, 2010, 0 issued and outstanding as of May 31, 2009; $0.0001 par value per share)	2	0
Additional paid-in capital	19,165	385
Retained earnings	2,389	7,251
Accumulated other comprehensive income	96	109

	21,652	7,745
Less treasury stock at cost	0	(1,869)

Total National American University Holdings, Inc. stockholders’ equity	21,652	5,876
Non-controlling interest	(295)	(984)

Total equity	21,357	4,892

TOTAL	$47,286	$28,865

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MAY 31, 2010, 2009 AND 2008
(In thousands except share and per share data)

	2010	2009	2008

REVENUE:
Academic revenue	$82,418	$56,874	$44,218
Auxiliary revenue	5,528	4,036	4,062
Rental income — apartments	918	890	782
Condominium sales	932	784	395

Total revenue	89,796	62,584	49,457

OPERATING EXPENSES:
Cost of educational services	20,419	17,398	15,130
Selling, general and administrative	49,886	37,626	32,642
Auxiliary expense	2,076	1,595	1,523
Cost of condominium sales	761	558	122
Loss on disposition of property	29	3	5

Total operating expenses	73,171	57,180	49,422

OPERATING INCOME	16,625	5,404	35

OTHER INCOME (EXPENSE):
Interest income	206	242	282
Interest expense	(525)	(834)	(1,023)
Other income — net	218	93	92

Total other expense	(101)	(499)	(649)

INCOME (LOSS) BEFORE INCOME TAXES	16,524	4,905	(614)

INCOME TAX (EXPENSE) BENEFIT	(6,485)	(1,797)	231

NET INCOME (LOSS)	10,039	3,108	(383)

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(4)	13	(37)

NET INCOME (LOSS) ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	10,035	3,121	(420)

OTHER COMPREHENSIVE INCOME (LOSS) —
Unrealized gains (losses) on investments	(13)	81	117

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$10,022	$3,202	$(303)

The accompanying notes are an integral part of these consolidated financial statements.
(continued)

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2010, 2009 AND 2008
(In thousands except share and per share data)

	2010	2009	2008

Basic EPS
Class A
Distributed earnings	$135.89	$2.00	$2.00
Undistributed earnings	(40.64)	29.21	(6.20)

Total	$95.25	$31.21	$(4.20)

Common
Distributed earnings	$0.22	$—	$—
Undistributed earnings	(0.26)	—	—

Total	$(0.04)	$—	$—

Diluted EPS
Class A
Distributed earnings	$135.89	$2.00	$2.00
Undistributed earnings	(40.64)	29.21	(6.20)

Total	$95.25	$31.21	$(4.20)

Common
Distributed earnings	$0.22	$—	$—
Undistributed earnings	(0.26)	—	—

Total	$(0.04)	$—	$—

Weighted Average Shares outstanding
Basic EPS
Class A	100,000	100,000	100,000
Common	3,103,847	n/a	n/a

Diluted EPS
Class A	100,000	100,000	100,000
Common	3,103,959	n/a	n/a
The accompanying notes are an integral part of these consolidated financial statements.

(concluded)	(concluded)

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2010, 2009 AND 2008
(In thousands except share and per share data)

				Accumulated		Equity
		Additional		other		attributable to	Total
	Common	paid-in	Retained	comprehensive	Treasury	non-controlling	stockholders’
	stock	capital	Earnings	income	stock	interest	equity

Balance — May 31, 2007	$0	$385	$4,664	$(89)	$(1,869)	$(1,008)	$2,083
Dividends declared	0	0	(57)	0	0	0	(57)
Comprehensive income:
Net income (loss)	0	0	(420)	0	0	37	(383)
Unrealized gain on investments	0	0	0	117	0	0	117

Balance — May 31, 2008	$0	$385	$4,187	$28	$(1,869)	$(971)	$1,760
Dividends declared	0	0	(57)	0	0	0	(57)
Comprehensive income:
Net income (loss)	0	0	3,121	0	0	(13)	3,108
Unrealized gain on investments	0	0	0	81	0	0	81

Balance — May 31, 2009	$0	$385	$7,251	$109	$(1,869)	$(984)	$4,892
Recapitalization of Dlorah, Inc.	1	22,508	0	0	0	0	22,509
Retirement of treasury stock	0	(1,869)	0	0	1,869	0	0
Merger costs associated with reverse merger	0	(3,365)	0	0	0	0	(3,365)
Contributed capital from non-controlling interest holders	0	0	0	0	0	685	685
Share based compensation expense	0	1,507	0	0	0	0	1,507
Conversion of Class A shares to common	1	(1)	0	0	0	0	0
Dividends declared	0	0	(14,897)	0	0	0	(14,897)
Comprehensive income:
Net income	0	0	10,035	0	0	4	10,039
Unrealized loss on investments	0	0	0	(13)	0	0	(13)

Balance — May 31, 2010	$2	$19,165	$2,389	$96	$0	$(295)	$21,357

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2010, 2009 AND 2008
(In thousands except share and per share data)

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,039	$3,108	$(383)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	2,320	2,165	2,114
Gain on disposition of property and equipment	(89)	(110)	(268)
Provision for uncollectable tuition	2,355	1,638	1,357
Noncash compensation expense	1,507	0	0
Deferred income taxes	(453)	192	(342)
Changes in assets and liabilities:
Accounts and other receivables	(3,750)	(1,670)	(1,547)
Student notes	(17)	0	0
Bookstore inventory	(316)	(54)	(164)
Prepaid and other current assets	(1,179)	187	(164)
Condominium inventories	756	529	0
Accounts payable	324	(29)	1,509
Deferred income	(62)	103	71
Other long-term liabilities	758	103	129
Income tax receivable/payable	(320)	1,352	(39)
Accrued and other liabilities	1,209	1,709	435

Net cash flows provided by operating activities	13,082	9,223	2,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(16,397)	(2,100)	(549)
Proceeds from sale of investments	9,687	941	1,579
Purchases of property and equipment	(4,671)	(815)	(3,511)
Proceeds from sale of property and equipment	167	211	396
Payments (issuance) of student notes	0	22	(19)
Course development	(346)	(220)	(188)
Construction of development property with line of credit borrowings	0	(452)	(3,879)
Other	(7)	1	(1)

Net cash flows used in investing activities	(11,567)	(2,412)	(6,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on lines of credit	0	2,650	2,985
Repayments of lines of credit	(3,305)	(5,796)	(1,514)
Decrease in outstanding checks in excess of book balance	0	0	(1,040)
Borrowings of long-term debt	0	0	3,151
Repayments of long-term debt	(8,654)	(2,660)	(1,990)
Construction of development property with line of credit borrowings	0	452	3,879
Contributed capital by non-controlling interest holders	685	0	0
Cash received in reverse merger	22,092	0	0
Cash paid for merger costs	(3,365)	0	0
Dividends paid	(3,781)	(57)	(57)

Net cash flows provided by (used in) financing activities	3,672	(5,411)	5,414

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2010, 2009 AND 2008
(In thousands except share and per share data)

	2010	2009	2008

NET INCREASE IN CASH AND CASH EQUIVALENTS	$5,187	$1,400	$1,950

CASH AND CASH EQUIVALENTS — Beginning of year	3,508	2,108	158

CASH AND CASH EQUIVALENTS — End of period	$8,695	$3,508	$2,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest — net of $0, $38, and $0 capitalized during the years ended May 31, 2010, 2009 and 2008, respectively	$554	$848	$1,008

Cash paid during the year for income taxes	$7,884	$254	$150

Dividends declared, unpaid	$11,116	$—	$—

(concluded)
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts, except share and per share, in thousands)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations — National American University Holdings, Inc., formerly known as Camden Learning Corporation (the “Company”), was incorporated in the State of Delaware on April 10, 2007. The Company was a special purpose acquisition company formed to serve as a vehicle for the acquisition of an operating business. On November 23, 2009, Dlorah, Inc., a South Dakota corporation (“Dlorah”), became a wholly-owned subsidiary of the Company (the “Transaction”), pursuant to an Agreement and Plan of Reorganization between the Company and Dlorah. In connection with the Transaction, the stockholders of Dlorah received approximately 77% of the equity of the Company, and Dlorah was deemed to be the acquirer for accounting purposes. The Transaction has been accounted for as a reverse merger accompanied by a recapitalization. As a result of the Transaction, the historical results of Dlorah became the historical results of the Company. The accompanying consolidated balance sheet for the year ended May 31, 2009, and the statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2009 and 2008 have been updated to reflect the effects of the recapitalization on common stock, stockholders’ equity accounts and earnings per share.
The Company’s common stock is listed on The Nasdaq Global Market. The Company owns and operates National American University (“NAU” or the “University”). NAU is a regionally accredited, for-profit, multi-campus institution of higher learning, offering Associate, Bachelor’s and Master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites, as well as online via the Internet. Operations include educational sites located in Colorado, Kansas, Minnesota, Missouri, New Mexico, South Dakota and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, online learning programs and contracts to provide instruction and course materials to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with Department of Education requirements, which include, among other items, the maintenance of certain financial ratios.
The Company, through its Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.
Approximately 92%, 91% and 89% of the Company’s total revenues for the years ended May 31, 2010, 2009 and 2008, respectively were derived from NAU’s academic revenue.
Principles of Consolidation — The Company’s fiscal year end is May 31. The Company consolidates the accounts of all wholly owned divisions, including NAU, the Fairway Hills Park and Recreational Association, the Park West Owners’ Association, the Vista Park Owners’ Association, and the Company’s interest in Fairway Hills Section III Partnership (the “Partnership”). The Partnership is 50% owned by the Company and 50% owned by individual family members, most of whom are also either direct or indirect stockholders of the Company. All material intercompany transactions and balances have been eliminated in consolidation.

The Partnership is deemed to be a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10, Consolidation. An enterprise is required to consolidate a VIE if that enterprise is the primary beneficiary. An enterprise is considered the primary beneficiary if it has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.
The Company has determined that the Partnership qualifies as a VIE and that the Company is the primary beneficiary of the Partnership. Accordingly, the Company consolidated assets, liabilities, and net income of the Partnership within its consolidated balance sheets and statements of operations. As of May 31, 2010 and 2009, the consolidated balance sheets include Partnership assets of $1,107 and $1,230, respectively, and Partnership liabilities of $64 and $1,022, respectively. The consolidated statements of operations included Partnership net income (loss) of $8, $(26), and $74 for the years ended May 31 2010, 2009 and 2008, respectively.
Estimates — The preparation of financial statements in conformity with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, income taxes, benefit plans, and certain accruals. Actual results could differ from those estimates.
Cash and Cash Equivalents — The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash is held in bank accounts that periodically exceed insured limits; however, no losses have occurred, and the Company believes the risk of loss is not significant.
Investments — The Company’s investments consist of government-backed bonds and certificates of deposit. The bonds are classified as “available-for-sale.” Available-for-sale securities represent securities carried at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses on these securities are excluded from earnings and are reported net of taxes as a separate component of stockholders’ equity. For purposes of calculating gross realized gains and losses on sales of investments, the amortized cost of each investment sold is used. The net realized gains and losses on sales of investments totaled $0 for each of the years ended May 31, 2010 and 2009, and approximately $2 and $1 for the year ended May 31, 2008. The net realized gain or loss is included in other income — net in the accompanying consolidated statements of operations.
The Company’s investments were comprised of the following at May 31(in thousands):

	2010			2009
		Gross	Gross		Gross	Gross
		Unrealized	Unrealized		Unrealized	Unrealized
	Fair	Holding	Holding	Fair	Holding	Holding
	Value	Gains	Losses	Value	Gains	Losses

U.S. Treasury debt securities	$10,348	$145	$—	$2,373	$143	$—
Certificates of deposit	655	13	—	1,934	17	—
Other debt securities	106	5	—	110	10	—

Total	$11,109	$163	$—	$4,417	$170	$—

As of May 31, 2010, the Company’s investment maturity dates are as follows (in thousands):

		Gross	Gross	Gross
		Unrealized	Unrealized	Unrealized
	Amortized	Holding	Holding Losses	Holding Losses	Fair
	Cost	Gains	< 1 Year	> 1 Year	Value

Less than one year	$8,626	$13	$—	$—	$8,639
One to five years	2,320	150	—	—	2,470

Total	$10,946	$163	$—	$—	$11,109

Declines in the fair value of individual securities classified as available-for-sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value, with the resulting write-downs included in current earnings as realized losses. Unrealized losses that may occur are generally due to changes in interest rates and, as such, are considered by the Company to be temporary. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Student Accounts Receivable — Student accounts receivable are recorded at estimated net realizable value and are revised periodically based on estimated future collections. Interest and service charges are applied to all past due student accounts receivable; however, collections are first applied to principal balances until such time that the entire principal balance has been received. Student accounts are charged off only when reasonable collection means are exhausted. The University has determined that most accounts with an outstanding balance of 180 days after the start of the term are uncollectible. Bad debt expense is included in cost of educational services on the consolidated statements of operations.
Other Receivables — Other receivables consist of institutional which are amounts due from other educational institutions to which the University provides instruction and course materials and are stated at net realizable value.
Bookstore Inventory — Inventories consist mainly of textbooks and supplies. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
Property and Equipment — Property and equipment are stated at cost. Renewals and improvements are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in operating income. For financial statement purposes, depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Buildings and building improvements	19–40
Land improvements	10–20
Furniture, vehicles, and equipment	5–15
For tax purposes, depreciation is computed using the straight-line and accelerated methods.

Property and equipment — net consists of the following as of May 31:

	2010	2009

Land	718	718
Land improvements	374	374
Buildings and building improvements	18,300	16,147
Furniture, vehicles, and equipment	17,316	14,564

Total gross property and equipment	36,708	31,803
Less Accumulated Depreciation	(20,827)	(19,651)

Total net property and equipment	$15,881	$12,152

Capitalized Course Development Costs — The University internally develops curriculum and electronic instructional materials for certain courses. The curriculum is primarily developed by employees and contractors. The curriculum is integral to the learning system. Customers do not acquire the curriculum or future rights to it.
The Company capitalizes course development costs. Costs that qualify for capitalization are external direct costs, payroll, and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. Capitalization ends at such time that the course and/or material is available for general use by faculty and students. After becoming available for general use, the costs are amortized on a course-by-course basis over a period of three to five years. After the amortization period commences, the cost of maintenance and support is expensed as incurred. If it is determined that the curriculum will not be used, the capitalized curriculum costs are written off and expensed in the period of this determination.
Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be held for sale are carried at the lower of carrying value or fair value, less cost to sell. The Company had no impairments in 2010, 2009 or 2008
Condominium Inventory — Condominium inventory is stated at cost (including capitalized interest. Condominium construction costs are accumulated on a specific identification basis. Under the specific identification basis, cost of revenues includes all applicable land acquisition, land development and specific construction costs (including direct and indirect costs) of each condominium paid to third parties. Land acquisition, land development and condominium construction costs do not include employee related benefit costs. The specific construction and allocated land costs of each condominium, including models, are included in direct construction. Allocated land acquisition and development costs are estimated based on the total costs expected in a project. Direct construction also includes amounts paid through the closing date of the condominium for construction materials and contractor costs. Condominium inventory is recorded as a long term asset due to the normal operating cycle being greater than one year.
Deferred Income Taxes — Deferred income taxes are provided using the asset and liability method whereby deferred tax assets and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Non-Controlling Interest — The non-controlling interest presented on the consolidated statements of operations represents the individual owners’ share of the Partnership’s income or loss. The consolidated balance sheet amount “Non-controlling interest” represents the individual owners’ share of the Partnership obligations in excess of Partnership assets. The Company has determined the non-controlling owners to have a legal obligation to fund such deficits and believes it is fully collectable at May 31, 2010.
Financial Instruments — As of May 31, 2010 and 2009, the Company’s financial instruments consisted of cash equivalents, investments, accounts receivable, accounts payable, and long-term liabilities. The fair value of fixed-rate liabilities is estimated based on current rates offered to the Company for instruments with similar ratings and maturities. The difference between the carrying value of these financial instruments and their fair value was not material as of May 31, 2010 and 2009.
Academic Revenue Recognition — Academic revenue represents tuition revenue and the revenue generated through our affiliate relationships. Tuition revenue and affiliate revenue is recorded ratably over the length of respective courses. Academic revenue also includes certain fees and charges assessed at the start of each term. The portion of tuition and registration fees payments received but not earned is recorded as student accounts payable and reflected as a current liability on the accompanying consolidated balance sheets, as such amount represents revenue that the Company expects to earn within the next year. Academic revenue is reported net of adjustments for refunds and scholarships. If a student withdraws prior to the completion of the academic term, students are refunded the portion of tuition and registration fees already paid, that pursuant to the Company’s refund policy and applicable federal and state law and accrediting agency standards, the Company is not entitled to. Refunds and scholarships are recorded during the respective terms.
Auxiliary Revenue — Auxiliary revenue represents revenues from the University’s food service, bookstore, and dormitory operations. Revenue is recognized as items are sold and services are performed.
Rental Income — Rental income is primarily obtained from tenants of three apartment complexes under short-term operating leases. Tenants are required to pay rent on a monthly basis. Rent not paid by the end of the month is considered past due, while rent paid in advance is included in deferred income on the accompanying consolidated balance sheets. If a tenant becomes 60 days past due, eviction procedures are started.
Rental Expense — The University accounts for rent expense under its long-term operating leases using the straight-line method. Certain of the University’s operating leases contain rent escalator provisions. Accordingly, a $2,380 and $663, deferred rent and tenant improvement liability at May 31, 2010 and 2009, respectively, is recorded in other long-term liabilities on the accompanying consolidated balance sheets.
Advertising — The University follows the policy of expensing the cost of advertising as incurred. Advertising costs of $7,614, $6,151 and $5,339 for 2010, 2009 and 2008, respectively, are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations.
Business Expansion and Development — The University continues to commit resources to the development of new branch campuses and new programs, as well as the expansion of existing programs into new markets. During the year ended May 31, 2010, the University continued to develop a campus in the state of Texas, additional hybrid learning centers in Lee’s Summit, Missouri; Minnetonka, Minnesota; Denver, Colorado; Dallas, Texas; Wichita, Kansas; and Colorado Springs, Colorado and continued to develop and expand the nursing and distance learning programs. Business expansion and development costs include salaries, marketing and advertising, and other third-party expenses incurred to support such development and expansion. The amounts are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations and totaled $6,529, $3,241 and $4,758 in 2010, 2009 and 2008, respectively.

2.	RECLASSIFICATION
Certain items have been reclassified within operating expenses in the 2009 and 2008 statements of operations in order to conform with the 2010 presentation. Specifically, rent expense (which included rent, common area maintenance (CAM) fees, and property taxes) was reclassified from selling, general and administrative to cost of education. The reclassification totaled $4,582 and $4,259 in 2009 and 2008, respectively. There was no impact to operating income or net income (loss) as previously reported.
3.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised warrants and restricted stock. As described in Note 11, the Company had one class of common stock outstanding as of May 31, 2010. The class A stock was converted to common stock on May 27, 2010; however, due to the limited number of days between the conversion and the end of the year, the Company utilized the two class method to calculate and report earnings per share for each class of stock for 2010. For purposes of calculating basic and diluted earnings per share, undistributed earnings are allocated to the Class A stock and common stock based on the proportion of weighted average outstanding shares of each class of stock for the year ending May 31. During the periods shown below in 2009 and 2008, only one class of common stock was outstanding and there were no dilutive securities outstanding.

	For the year
	ended May 31,
	2010	2009	2008
Numerator:
Net income	10,035,000	3,121,000	(420,000)
Distributed earnings (DE)	14,900,751	200,000	200,000
Undistributed earnings (UE)	(4,865,751)	2,921,000	(620,000)

UE attributable to Class A — basic	(4,063,868)	2,921,000	(620,000)
UE attributable to Common — basic	(801,883)	n/a	n/a
DE attributable to Class A — basic	13,588,792	200,000	200,000

Denominator:
Class A shares — basic and diluted	100,000	100,000	100,000
Weighted average shares outstanding used to compute basic net income per common share	3,103,847	n/a	n/a
Effect of Unvested compensatory restricted shares	112	n/a	n/a

Common Shares used to compute diluted net income per share	3,103,959	n/a	n/a

Basic net income per Class A share	95.25	31.21	(4.20)
Basic net loss per Common share	(0.04)	—	—

Diluted net income per Class A share	95.25	31.21	(4.20)
Diluted net loss per Common share	(0.04)	—	—
Outstanding warrants of 2,800,000 were not included in the computation of diluted net income per common share in 2010 because their effect would be antidilutive.
4.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued a new standard to update FASB ASC Topic 810, Consolidation. This standard is intended to improve financial reporting by enterprises involved with VIEs. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. This will be effective for the Company’s fiscal year beginning June 1, 2010. The Company is evaluating the impact of this statement on its consolidated financial statements and does not expect a material impact as a result of adoption of this standard.

In January 2010, the FASB issued Accounting Standards Update 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The new disclosures and clarifications of existing disclosures were effective for the Company’s fourth quarter ended May 31, 2010. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level three fair value measurements will be effective for the Company’s fourth quarter ended May 31, 2011. The Company has adopted this standard, but it did not have a material effect on the Company’s financial statements.
In June 2009, the FASB issued Accounting Standards Subsequent Events (Topic 855) which established general standards of accounting for an disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. This Standard is effective for financial periods ending after June 30, 2009. Then in February 2010, the FASB issued Accounting Standards Update 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This standard eliminates the requirement of an SEC filer to disclose the date through which subsequent events have been evaluated. The Company has adopted the new and updated standard and it did not have a material effect on the Company’s consolidated balance sheet or required financial statement disclosures.
5.	DEPARTMENT OF EDUCATION REQUIREMENTS
The University extends unsecured credit to a portion of the students who are enrolled throughout the campuses for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV Higher Education Act of 1965, as amended (HEA). The University is required under 34 CFR 600.5(d) to maintain at least 10% of its revenues from non-Title IV HEA program funds. The University believes they are in compliance with this requirement for the years ended May 31, 2010, 2009, and 2008 as shown in the underlying calculation:

	2010		2009		2008

Title IV HEA funds received	58,250,685		39,877,405		30,016,817

Academic revenue (cash basis)	76,545,809	=76.10%	55,733,845	=71.55%	44,371,114	=67.65%
To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by the DOE, and be certified as an eligible institution by the DOE. For this reason, the schools are subject to extensive regulatory requirements imposed by all of these entities. After the schools receive the required certifications by the appropriate entities, the schools must demonstrate their compliance with the DOE regulations of the Title IV Programs on an ongoing basis. Included in these regulations is the requirement that the Company must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based upon the institution’s annual audited financial statements, as well as following a change in ownership of the institution. Under regulations which took effect July 1, 1998, the DOE calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. This composite score can range from -1 to +3.

An institution that does not meet the DOE’s minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the DOE. Based on the consolidated financial statements for the 2010, 2009, and 2008 fiscal years, the University’s calculations result in a composite score of 2.4, 1.6, and 0.5, respectively. Therefore the University currently meets the minimum composite score requirement as most recently required by the DOE.
6.	LONG-TERM DEBT
During the year ended May 31, 2010, the Company utilized reserved cash to pay all outstanding debt in full as the secondary offering did not close until June 1, 2010. At May 31, 2010 and 2009, long-term debt consisted of the following:

Notes Payable	2010	2009
Note payable to Great Western Bank; matures February 2014; requires monthly payments of $42, including principal and interest; accrues interest at 6.45%; secured by real estate and personally guaranteed by a Company stockholder.	$0	$3,582
Note payable to Wells Fargo Bank; matures June 1, 2011; requires monthly payments of $30 including principal and interest; accrues interest at 6%; secured by cash, savings, and investment accounts held at Wells Fargo Bank.	0	714
Note payable to Great Western Bank; matures March 26, 2012; requires monthly payments of $19, including principal and interest; accrues interest at a variable rate (a) (3.25% at May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder.	0	611
Note payable to Great Western Bank; matures November 28, 2012; requires monthly payments of $13, including principal and interest; accrues interest at a variable rate (a) (4% at May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder.	0	499
Note payable to Great Western Bank; matures August 17, 2011; requires monthly payments of $15, including principal and interest; accrues interest at a variable rate (a) (5% at May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder.	0	364
Note payable to Great Western Bank; matures May 18, 2011; requires monthly payments of $13, including principal and interest; accrues interest at a variable rate (a) (3.25% at May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder.	0	264
(continued)

Notes Payable	2010	2009
Note payable to Great Western Bank; matured on May 18, 2010; requires monthly payments of $16, including principal and interest; accrues interest at a variable rate (a) (3.25% at May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder.	$0	$175
Note payable to Great Western Bank; matures on December 8, 2010; requires monthly payments of $10, including principal and interest; accrues interest at a variable rate (a) (4% interest at May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder.	0	177
Note payable to Great Western Bank; matures on September 25, 2010; requires monthly payments of $9, including principal and interest; accrues interest at a variable rate (a) (3.25% at May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder.	0	137
Note payable to Great Western Bank; matured on June 2, 2010; requires monthly payments of $2, including principal and interest; accrues interest at a variable rate (a) (3.25% at May 31, 2009); secured by substantially all assets of NAU and personally guaranteed by a Company stockholder.	0	24
Notes payable to related parties	0	1,147
Other notes payable	0	960

Total long-term debt	0	8,654

Less current portion	0	2,147

Long-term portion	0	6,507

(a)	Variable rates are based on prime rate plus an adjustment, which is specific to each note payable agreement.
(concluded)
The Company was in compliance with all debt covenants at May 31, 2009.
7.	LINES OF CREDIT
The University maintains a $2,000 revolving line of credit with Great Western Bank that matures in September 2010. Advances under the line bear interest at a variable rate based on prime (5% at May 31, 2010) and are secured by substantially all assets of the University and the personal guarantee of a Company shareholder. No advances had been made on this line of credit at May 31, 2010 or 2009.
The University also has available an additional $3,000 line of credit with Wells Fargo Bank that matures in April 2011. Advances under the line bear interest at a variable rate based on prime (4.50% at May 31, 2010) and are secured by checking, savings, and investment accounts held by Wells Fargo Bank. No advances had been made on this line of credit at May 31, 2010 or 2009.
During 2009, the Company utilized a line of credit with Great Western Bank to fund the construction of a new building (see Note 15). The line of credit had borrowings of $3,305 at May 31, 2009, and was paid in full and closed during the year ended May 31, 2010.

8.	LEASES
The University leases building facilities for branch operations and equipment for classroom operations under operating leases with various terms and conditions. Total rent expense for the years ended May 31, 2010, 2009 and 2008, was $3,752, $3,506 and $3,542, respectively.
Future minimum lease payments on noncancelable operating leases for the five years ending May 31 are as follows:

2011	$3,898
2012	3,571
2013	3,365
2014	3,374
2015	3,345
Thereafter	17,489
9.	INCOME TAXES
Components of the provision for income taxes for the years ended May 31, 2010, 2009 and 2008, were as follows:

	2010	2009	2008

Current tax expense:
Federal	$6,116	$1,562	$108
State	780	43	3

	6,896	1,605	111

Deferred tax expense (benefit):
Federal	(382)	162	(320)
State	(29)	30	(22)

	(411)	192	(342)

Total tax expense (benefit)	$6,485	$1,797	$(231)

The effective tax rate varies from the statutory federal income tax rate for the following reasons:

	2010	2009	2008

Statutory	34.0%	34.0%	34.0%
State income taxes — net of federal benefit	3.0	1.5	3.0
Permanent differences	2.3	1.1	0.6

Effective income tax rate	39.3%	36.6%	37.6%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) as of May 31 were as follows:

	2010	2009

Deferred income tax assets:
Account receivable allowances	$96	$63
Bad debt write-offs	594	411
Charitable contributions	0	135
Accrued salaries	1,226	619
Start up costs	411	0
Deferred rent	869	239

Total deferred income tax assets	3,196	1,467

Deferred income tax liabilities:
Fixed assets and course development	(2,482)	(1,680)
Prepaid expenses	(236)	(139)
Other	(55)	(61)

Total deferred income tax liabilities	(2,773)	(1,880)

Net deferred income tax assets (liabilities)	$423	$(413)

The Company has complied with ASC Topic 740, Income Taxes, formerly FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which requires that income tax positions must be more likely than not to be sustained based solely on their technical merits in order to be recognized. The Company has recorded no liability for uncertain tax positions. The Company has elected to record interest and penalties from unrecognized tax benefits in the tax provision.
The Company files income tax returns in the U.S. federal jurisdiction and various states. Because of closure of an Internal Revenue Service examination, the Company is no longer subject to U.S. federal income tax examinations for years before 2007 and, generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2005.
10.	EMPLOYEE COMPENSATION PLANS
Employee Benefit Plan Payable — The Company sponsors a 401(k) plan for its University employees, which provides for a discretionary match, net of forfeitures, of up to 5%. The University uses certain consistently applied operating ratios to determine contributions. The University’s contributions were $447, $364 and $207 for the years ended May 31, 2010, 2009, and 2008, respectively.
Compensation Plans — The Company had entered into an employment agreement dated January 3, 2005, as amended, with Robert Buckingham, an executive officer of the Company. The agreement required, among other things, an annual incentive payment of 10% of the Company’s annual income as defined in the agreement, which was paid out annually. For the years ended May 31, 2010, 2009 and 2008, the Company recorded $793, $709 and $193, respectively, as an expense in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Furthermore, the agreement provided for a deferred compensation payment payable upon retirement or death equal to one year’s salary.
On March 19, 2010, the Company entered into a Termination of Employment Agreement and Release Agreement (the “Termination Agreement”). Under the Termination Agreement, the parties terminated the Employment Agreement, which contained the terms and conditions of Mr. Buckingham’s employment with the Company as an executive officer of the Company, and which was filed as an exhibit to the Company’s Current Report on Form 8-K on November 30, 2009. Accrued incentive payments and accrued deferred compensation totaled $821 and $153 at May 31, 2009 and $286 and $142 at May 31, 2008, respectively.

The Company has also entered into employment agreements with Dr. Ronald Shape, Chief Executive Officer and Chief Financial Officer, and Dr. Jerry Gallentine, President, that require, among other things, an annual incentive payment, as defined in the agreements. The incentive payments are paid in installments each year, are recorded in selling, general and administrative expenses and accrued other liabilities in the accompanying consolidated financial statements, and total $749, $338 and $19 for 2010, 2009 and 2008, respectively.
11.	STOCKHOLDERS’ EQUITY
The authorized capital stock for the Company is 51,000,000, consisting of (i) 50,000,000 shares of Common Stock, par value $0.0001 and (ii) 1,000,000 shares of Preferred Stock, par value $0.0001. Authorized Class A Common Stock of 100,000 shares, par value $0.0001, were converted to Common Stock during the year ended May 31, 2010 at a rate of 157.3 shares of Common Stock for each share of Class A Common Stock.
Of the authorized shares, 21,819,653 shares of Common Stock were issued and outstanding as of May 31, 2010. No shares of Preferred Stock were outstanding.
The Common Stock outstanding includes 15,730,000 shares of Common Stock converted from Class A Common Stock. Also included are 250,000 shares of restricted Common Stock issued to the former Dlorah stockholders, and the 575,000 shares of restricted Common Stock issued to Camden Learning LLC, in connection with the Transaction. The restriction lapsed on March 23, 2010, when the Company’s Common Stock traded at or above $8.00 for 60 consecutive days. The Common Stock outstanding also includes 246,048 shares of restricted Common Stock issued to our management and directors, 221,048 of which were granted under the Company’s 2009 Stock Option and Compensation Plan (the “Plan”), and 25,000 shares of restricted Common Stock granted to the Company’s Chief Executive Officer outside of the Plan. The remaining 5,018,605 shares of Common Stock that were issued and outstanding as of May 31, 2010 were issued and outstanding as of the closing of the Transaction.
Also, in connection with the Transaction, the former Dlorah stockholders were issued, in the aggregate, warrants to purchase up to 2,800,000 shares of Common Stock at $5.50 per share that will expire if not converted by November 23, 2011. These warrants contain a cashless exercise feature. These warrants remained outstanding and have not been exercised as of May 31, 2010.
The Company also granted restricted stock awards in November 2009, December 2009, and March 2010 to promote the long-term interests of the Company and its stockholders by using such awards as a means for attracting and retaining directors and key employees. The fair value of restricted stock awards were calculated using the Company’s stock price as of the associated grant date and accrued ratably as compensation expense over the vesting period of the award. The amounts recognized in compensation expense were $1,507 for the year ended May 31, 2010. Federal and state payroll taxes totaling $600 related to these awards were also included in compensation expense for 2010. As of May 31, 2010 there was $807 of total unrecognized compensation cost related to the restricted stock awards discussed above that will be recognized over a period extending to May 31, 2012.
On March 19, 2010, the Company issued to the Company’s Chief Executive Officer and Chief Financial Officer, 50,000 shares of restricted Common Stock under the Plan and an additional 25,000 shares of restricted Common Stock pursuant to a Restricted Stock Award Agreement dated March 19, 2009. These shares, which vest over a three-year period if certain performance criteria are satisfied, were issued in connection with the forfeiture of 75,000 shares of restricted Common Stock previously granted to one individual under the Plan on November 30, 2009.

On March 19, 2010, the Company issued to the Company’s President, 12,500 shares of restricted Common Stock under the Plan. These shares, which vest over a three-year period if certain performance criteria are satisfied, were issued in connection with the forfeiture of 12,500 shares of restricted Common Stock previously granted to this individual under the Plan on November 30, 2009.
Restricted Share Awards
The following table summarizes restricted share award activity under all plans:

		Weighted
		Average
		Grant Date
Restricted Shares Outstanding	Shares	Fair Value
Balance, June 1, 2009	0	$—
Granted	308,548	8.95
Vested	(110,715)	10.22
Forfeited	(87,500)	7.75

Balance, May 31, 2010	110,333	$8.64

Dividends
The holders of Class A Common Stock were entitled to a quarterly dividend equal to $0.11 per quarter (for a total of $0.44 per year) per share of the Common Stock into which such Class A Common Stock was convertible, paid when and if declared by the Board of Directors for 8 installments in accordance with the merger agreement for the Transaction. If a dividend is paid on the Class A Common Stock, a dividend equal to one-fourth of the per share amount of any Class A Common Stock dividend paid also had to be paid to holders of Common Stock. A dividend totaling $1,896 was declared on November 30, 2009, and $1,868 was paid in January and February 2010. A dividend totaling $1,896 was declared on January 27, 2010 and $1,868 was paid in March 2010. On May 10, 2010, the Company issued a press release to announce that on April 26, 2010, its Board of Directors declared, subject to the satisfaction of the condition set forth below, a one-time special cash dividend in the amount of $0.1609694 per share on each share of the Company’s Common Stock and in the amount of $0.6438774 per share on each share of the Company’s Common Stock issuable upon conversion of the Class A Common Stock, in each case all shares outstanding and of record as of the close of business on May 20, 2010. This special dividend totaled $11,116 of which $11,108 was paid on June 4, 2010 with the difference related to the restricted shares which will be payable once the restrictions lapse. Therefore, all 8 installments of the dividends in accordance with the merger agreement for the Transaction have been declared and paid.
12.	COMMITMENTS AND CONTINGENCIES
From time to time, the Company is a party to various claims, proceedings, or lawsuits relating to the conduct of its business. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s consolidated financial position, cash flows or future results of operations.

The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. On an ongoing basis, the Company evaluates the results of internal compliance monitoring activities and those of applicable regulatory agencies and, when appropriate, records liabilities to provide for the estimated costs of any necessary remediation. There are no current outstanding regulatory actions, but the Company cannot predict the outcome of future program reviews and any unfavorable outcomes could have a material adverse effect on the results of the Company’s results of operations, cash flows, and financial position.
13.	SELF-INSURED HEALTH INSURANCE
The Company maintains a self-insured health insurance plan for employees. Under this plan, the Company pays a monthly fee to their administrator, as well as claims submitted by their participants. As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted, the Company has recorded a liability for outstanding claims of approximately $311 and $422 at May 31, 2010 and 2009, respectively. Such liability is reported with accrued liabilities in the accompanying consolidated balance sheets. At May 31, 2010, the Company’s maximum aggregate risk was approximately $2,282. The maximum specific risk per participant is $50 per year, although total risk for all participants will not exceed the noted maximum aggregate risk for the year.
14.	RELATED-PARTY TRANSACTIONS
The Company is required under 34 CFR668.23(d) to disclose all related-party transactions (as defined within the regulation) regardless of materiality to the consolidated financial statements. As described in Note 6, certain notes payable were personally guaranteed by a stockholder of the Company and notes payable were due to stockholders and related parties at May 31, 2010 and 2009, of $0 and $1,147, respectively. In addition, rent totaling $1.0 per month was paid to related parties for home office space under month-to-month leases in 2009 and 2008, and $0.5 per month was paid in 2010. All other related-party transactions were intercompany amounts that are eliminated in consolidation.
15.	CONDOMINIUM PROJECT
During 2008, the Company broke ground on a new building designed to contain 24 condominium units to be sold to the general public. The project was funded by a construction line of credit and was completed in 2009. These condominium units are accounted for within condominium inventories within the consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the consolidated statements of operations. Seven units have been sold as of May 31, 2010.
In addition, five units of an existing 48-unit apartment building have been sold as condominiums, with the remaining units available for sale or lease. These condominium units are accounted for within net property and equipment within the consolidated balance sheets, and the sales of the condominium units are recorded within other income — net within the consolidated statements of operations.
16.	FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at May 31, 2010 and 2009:
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
In accordance with the fair value hierarchy, the following table shows the fair value as of May 31, 2010 and 2009, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No other financial assets or liabilities are measured at fair value on a recurring or nonrecurring basis at May 31, 2010 or 2009.

	Quoted
	Prices in	Other
	Active	Observable
	Markets	Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Fair Value
May 31, 2010
Investments
Cd’s and money market accounts	$1,547	$411	$—	$1,958
US treasury bills and notes	10,456	—	—	10,456

Total assets at fair value	$12,003	$411	$—	$12,414

May 31, 2009
Investments
Cd’s and money market accounts	$1,816	$231	$—	$2,047
US treasury bills and notes	2,483	—	—	2,483

Total assets at fair value	$4,299	$231	$—	$4,530

17.	COMPLETED MERGER
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

The Transaction closed on November 23, 2009, and on that date, Dlorah became a wholly owned subsidiary of the Company. The stockholders of Dlorah received shares and warrants representing approximately 77% of the Company’s issued capital shares. The Transaction was accounted for as a reverse merger accompanied by a recapitalization of the Company. Under this accounting method, Dlorah was considered the acquirer for accounting purposes because it obtained effective control of the Company as a result of the acquisition. This determination was primarily based on the following facts: Dlorah’s retention of a significant voting interest in the Company; Dlorah’s appointment of a majority of the members of the Company’s initial board of directors; Dlorah’s operations comprising the ongoing operations of the Company; and Dlorah’s senior management serving as the senior management of the Company. Under this method of accounting, the recognition and measurement provisions of the accounting guidance for business combinations do not apply and therefore, the Company did not recognize goodwill or other intangible assets. Instead, the Transaction has been treated as the equivalent of Dlorah issuing stock for the net monetary assets of the Company, primarily cash, which are stated at their carrying value. Because of the reverse merger, the historical results represent those of Dlorah.
At the time of the Transaction, all the issued and outstanding equity interests of Dlorah were automatically converted into the right to receive (i) 100,000 shares of Class A Stock, automatically convertible after two years (or earlier if elected by the stockholders, which was done in the fourth quarter of fiscal year 2010) into 15,730,000 shares of the Common Stock at a ratio of 157.3 shares of Common Stock for every one share of Class A Stock, (ii) 2,800,000 newly issued common stock purchase warrants (the “Warrants”) at a purchase price of $5.50 per share, and (iii) 250,000 shares of Restricted Common Stock that are not freely tradable until such time as the Common Stock trades at or above $8.00 per share for any 60 consecutive trading day period, provided that such shares shall be forfeited on the fifth anniversary of the date of issuance if such restriction has not been satisfied by then. This restriction lapsed on March 23, 2010.
Additionally, the Company has entered into an employment agreement with its chairman of the board of directors through December 2011, which was later terminated (see Note 10).

18.	SEGMENT REPORTING
Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.
The Company operates two operating and reportable segments: National American University (NAU) and other. The NAU segment contains the revenues and expenses associated with the university operations and the allocated portion of corporate overhead. The other segment contains everything else. These operating segments are divisions of the Company for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.
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

	2010			2009
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$82,418	$0	$82,418	$56,874	$0	$56,874
Auxiliary revenue	5,528	0	5,528	4,036	0	4,036
Rental income — apartments	0	918	918	0	890	890
Condominium sales	0	932	932	0	784	784

Total revenue	87,946	1,850	89,796	60,910	1,674	62,584

Operating expenses:
Costs of educational services(1)	20,419	0	20,419	17,398	0	17,398
Selling, general and administrative(1)	48,238	1,648	49,886	36,349	1,277	37,626
Auxiliary expense	2,076	0	2,076	1,595	0	1,595
Cost of condominium sales	0	761	761	0	558	558
Loss of disposition of property	29	0	29	3		3

Total operating expenses	70,762	2,409	73,171	55,345	1,835	57,180

Income (loss) from operations	17,184	(559)	16,625	5,565	(161)	5,404

Other income (expense):
Interest income	200	6	206	242	0	242
Interest expense (2)	(125)	(400)	(525)	(375)	(459)	(834)
Other income — net	0	218	218	0	93	93

Total other expense	75	(176)	(101)	(133)	(366)	(499)

Income (loss) before taxes	$17,259	$(735)	$16,524	$5,432	$(527)	$4,905

Total assets	$33,085	$14,201	$47,286	$20,620	$8,245	$28,865

Expenditures for long-lived assets (3)	$3,385	$1,286	$4,671	$764	$503	$1,267

Depreciation and amortization	$1,811	$509	$2,320	$1,830	$335	$2,165

(1)
As discussed in Note 2, $4,582 and $4,259 of rent expense have been reclassified from selling, general, and administrative to cost of educational services to conform to the current presentation. A portion of these amounts were previously allocated to the Other segment in error. As such, the amounts for 2009 and 2008 have been restated to properly reflect the entire balance within the NAU segment.

(2)	An error in the allocation of $62 of interest expense to the NAU operating segment has been corrected to present the interest expense in the Other operating segment.

(3)	The amount for 2009 and 2008 was restated to reflect actual cash paid rather than captial additions, as was previously presented in prior period financial statements.

	2008
			Consolidated
	NAU	Other	Total

Revenue:
Academic revenue	$44,218	$0	$44,218
Auxiliary revenue	4,062	0	4,062
Rental income — apartments	0	782	782
Condominium sales	0	395	395

Total revenue	48,280	1,177	49,457

Operating expenses:
Costs of educational services (1)	15,130	0	15,130
Selling, general and administrative (1)	30,857	1,785	32,642
Auxiliary expense	1,523	0	1,523
Cost of condominium sales	0	122	122
Loss of disposition of property	5	0	5

Total operating expenses	47,515	1,907	49,422

Income (loss) from operations	765	(730)	35

Other income (expense):
Interest income	282	0	282
Interest expense (2)	(762)	(261)	(1,023)
Other income — net	1	91	92

Total other expense	(479)	(170)	(649)

Income (loss) before taxes	$286	$(900)	$(614)

Total assets

Expenditures for long-lived assets (3)	$3,202	$4,188	$7,390

Depreciation and amortization	$1,783	$331	$2,114

(1)
As discussed in Note 2, $4,582 and $4,259 of rent expense have been reclassified from selling, general, and administrative to cost of educational services to conform to the current presentation. A portion of these amounts were previously allocated to the Other segment in error. As such, the amounts for 2009 and 2008 have been restated to properly reflect the entire balance within the NAU segment.

(2)	An error in the allocation of $84 of interest expense to the NAU operating segment has been corrected to present the interest expense in the Other operating segment.

(3)	The amount for 2009 and 2008 was restated to reflect actual cash paid rather than captial additions, as was previously presented in prior period financial statements.

19.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth selected unaudited quarterly financial information for the last eight quarters:

	Quarter
	First	Second	Third	Fourth
Fiscal Year Ended May 31, 2009
Revenues	$12,117	$15,593	$16,517	$18,357
Income from operations	$(533)	$2,165	$1,848	$1,924
Net income (loss)	(318)	1,274	1,057	1,095
Net income (loss) attributable to NAUH and Subs	(378)	1,302	1,081	1,116
Net income per share (common):
Basic — undistributed	n/a	n/a	n/a	n/a
Diluted — undistributed	n/a	n/a	n/a	n/a

	Quarter
	First	Second	Third	Fourth
Fiscal Year Ended May 31, 2010
Revenues	$17,264	$23,437	$23,610	$25,485
Income from operations	$2,252	$6,299	$4,743	$3,331
Net income	1,250	3,697	3,002	2,090
Net income attributable to NAUH and Subs	1,259	3,704	2,972	2,100
Net income per share (common):
Basic — undistributed	n/a	0.11	0.05	0.42
Diluted — undistributed	n/a	0.10	0.05	0.42
The EPS data for the fiscal year ended May 31, 2009 and the first quarter ended August 31, 2009 is not applicable as the Company was not a public company and the Company’s earnings were only attributable to Class A shareholders.
Subsequent to the filing of the Form 10-Q for the quarter ended February 28, 2010, the Company identified errors in the calculation of undistributed earnings per share — Class A, basic and dilutive; distributed earnings per share — Common, basic and dilutive; and weighted average shares outstanding — Common, basic and dilutive for the three and nine months periods ended February 28, 2010.

The effect of the correction on previously reported earnings per share and related weighted average shares outstanding are summarized in the following table.

	Three Months Ended		Nine Months Ended
	February 28, 2010		February 28, 2010
	As reported	As corrected	As reported	As corrected
Basic EPS
Class A
Distributed earnings	$17.30	17.30	$34.61	34.61
Undistributed earnings	$8.08	8.16	$37.03	37.17

Total	$25.38	$25.46	$71.64	$71.78

Common
Distributed earnings	$0.03	0.03	$0.15	0.06
Undistributed earnings	$0.05	0.05	$0.24	0.24

Total	$0.08	$0.08	$0.39	$0.30

Diluted EPS
Class A
Distributed earnings	$17.30	$17.30	$34.61	$34.61
Undistributed earnings	$7.59	$7.66	$36.03	$36.19

Total	$24.89	$24.96	$70.64	$70.80

Common
Distributed earnings	$0.02	$0.03	$0.12	$0.06
Undistributed earnings	$0.05	$0.05	$0.23	$0.23

Total	$0.07	$0.08	$0.35	$0.29

Weighted Average Shares outstanding
Basic EPS
Class A	100,000	100,000	100,000	100,000
Common	5,206,105	5,018,605	1,868,858	1,801,551

Diluted EPS
Class A	100,000	100,000	100,000	100,000
Common	6,557,798	6,370,298	2,354,081	2,276,277
20.	SUBSEQUENT EVENTS
On March 23, 2010, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the offer and sale of up to 7,000,000 shares of its Common Stock (1/2 coming from selling stockholders). This sale of 7 million shares closed on June 1, 2010. Also, pursuant to an option granted by the Company, the underwriters purchased an additional 1,050,000 shares of Common Stock to cover over-allotments. The Company received $32,077 in June 2010 which was net of the underwriters discount. The Company then paid the costs associated with this registration which included the special dividend of $11,116 and other expenses estimated at $1,500. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. The remainder of the proceeds is for growth initiatives (including academic programs, services for students and faculty and expansion of educational sites) and general corporate purposes.
An additional condo unit in Vista Park was sold in August 2010.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A(T). Controls and Procedures
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2010. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of May 31, 2010, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company was previously a shell company formed to serve as a vehicle for the acquisition of an operating business. On November 23, 2009, pursuant to an Agreement and Plan of Reorganization, the Company acquired Dlorah, which operates NAU (the “Transaction”). Upon the consummation of the Transaction, the Company’s internal controls and management were entirely replaced by those of Dlorah and NAU. Due to the limited resources of Dlorah and NAU prior to the Transaction and the limited time remaining from the merger date to the May 31, 2010 year end, it was not practical to perform and complete an assessment of internal control over financial reporting prior to the year end. While our management is responsible for establishing and maintaining adequate internal control over financial reporting, due to the Transaction and the complete replacement of our management and internal controls with those of Dlorah and NAU, management has not conducted an evaluation or assessment of the effectiveness of our internal control over financial reporting. This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Even if the Company had provided a management’s report on internal control over financial reporting, which for the reasons stated above it did not, the temporary rules of the Securities and Exchange Commission would allow the Company to omit an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.
The Company has engaged independent consultants and firms to assist the management in their assessment and documentation of the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after May 31, 2010. Except for those portions specifically incorporated in this annual report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is omitted herein as the required information will be included in our Proxy Statement.
Item 11. Executive Compensation.
The information required by this item is omitted herein as the required information will be included in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is omitted herein as the required information will be included in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is omitted herein as the required information will be included in our Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this item is omitted herein as the required information will be included in our Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
All required financial statements of the registrant are set forth under Item 8 of this annual report on Form 10-K.
(a)(2) Financial Statement Schedule
The required financial statement schedule of the registrant are not required.
(b) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated August 7, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.2	Amended and Restated Agreement and Plan of Reorganization, dated August 11, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.3	Amendment No. 1 to the Amended and Restated Agreement and Plan of Reorganization, dated October 26, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc., and Dlorah, Inc. **

3.1	Second Amended and Restated Certificate of Incorporation ***

3.2	Amended and Restated Bylaws ***

4.1	Specimen Common Stock Certificate ***

Exhibit No.	Description

10.1	Amendment No. 1 to the Warrant Agreement, dated November 23, 2009 between Camden Learning Corporation and Continental Stock Transfer & Trust Company. ***

10.2
Securities Escrow Agreement dated November 29, 2007, among Camden Learning Corporation, Continental Stock Transfer & Trust Company and certain of the founding stockholders of Camden Learning Corporation. ****

10.3
Amendment No. 1 to the Securities Escrow Agreement, dated as of November 23, 2009, by and among Camden Learning Corporation, Continental Stock Transfer & Trust Company and certain of the founding stockholders of Camden Learning Corporation. ***

10.4	Lock Up Agreement, effective as of November 23, 2009, by and between H. & E. Buckingham Limited Partnership and Camden Learning Corporation. ***

10.5	Lock Up Agreement, effective as of November 23, 2009, by and between Robert D. Buckingham Living Trust and Camden Learning Corporation. ***

10.6	Registration Rights Agreement, dated as of November 23, 2009, by and among Camden Learning Corporation and each of H. & E. Buckingham Limited Partnership and Robert D. Buckingham Living Trust. ***

10.7	Registration Rights Agreement, dated as of November 29, 2007, by and among Camden Learning Corporation and certain of the founding stockholders of Camden Learning Corporation. ****

10.8	Restricted Stock Agreement, effective as of November 23, 2009, between Camden Learning Corporation and H. & E. Buckingham Limited Partnership. ***

10.9	Restricted Stock Agreement, effective as of November 23, 2009, between Camden Learning Corporation and Robert D. Buckingham Living Trust. ***

10.10	Restricted Stock Agreement, effective as of November 23, 2009, between Camden Learning Corporation and Camden Learning, LLC. ***

10.11	Form of Restricted Stock Agreement under the registrant’s 2009 Stock Option and Compensation Plan. *****

10.12	National American University Holdings, Inc. 2009 Stock Option and Compensation Plan. ***

10.13
Employment Agreement between Dlorah, Inc. and Jerry L. Gallentine, amended and restated September 9, 2003, and further amended by the First Amendment to Employment Agreement, dated November 18, 2009. ***

10.14	Employment Agreement between Dlorah, Inc. and Robert D. Buckingham, dated January 3, 1995, as amended by the Employment Agreement Amendment, dated November 18, 2009. ***

10.15	Termination of Employment Agreement and Release Agreement between Dlorah, Inc. and Robert D. Buckingham, dated effective March 15, 2010. #

10.16	Employment Agreement between Dlorah, Inc. and Ronald Shape, dated November 18, 2009. ***

10.17	Common Stock Purchase Warrant issued by Camden Learning Corporation to H. & E. Buckingham Limited Partnership on November 23, 2009 in the amount of 2,166,360 warrant shares. ***

10.18	Common Stock Purchase Warrant issued by Camden Learning Corporation to Robert D. Buckingham Living Trust on November 23, 2009 in the amount of 633,640 warrant shares. ***

10.19	Stock Purchase Agreement dated November 13, 2009 between Camden Learning Corporation and Bulldog Investors. ***

10.20	Stock Purchase Agreement, dated November 19, 2009 between Camden Learning Corporation and Credit Suisse Securities. ***

10.21
Joinder to Registration Rights Agreement, dated as of January 12, 2010 between National American University Holdings, Inc. and T. Rowe Price Associates, Inc. on behalf of its investment advisory clients T. Rowe Price Small-Cap Value Fund, Inc. and T. Rowe Price U.S. Equities Trust. #

10.22	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Ashford Capital Management Inc. #

Exhibit No.	Description

10.23	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Granite Point Capital, LP. #

10.24	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Granite Point Capital Offshore Fund, Ltd. #

10.25	Restricted Stock Award Agreement, dated effective as of March 19, 2010, by and between National American University Holdings, Inc. and Dr. Ronald Shape. #

10.26	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Silver Capital Fund, LLC ##

10.27	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Silver Capital Fund (Offshore), LTD ##

10.28	Form of Director Indemnification Agreement ******

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on August 11, 2009.

**	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on October 27, 2009.

***	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on November 30, 2009.

****	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on December 5, 2007.

*****	Incorporated by reference to National American University Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 12, 2010.

******	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on May 11, 2010.

#	Incorporated by reference to National American University Holdings, Inc.’s Registration Statement on Form S-1 filed on March 23, 2010.

##	Incorporated by reference to National American University Holdings, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A filed on May 11, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National American University Holdings, Inc.
By:	/s/ Ronald L. Shape
	Name:	Ronald L. Shape, Ed. D.
	Title:	Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)
Dated as of August 18, 2010.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of August 18, 2010.

Name	Title

/s/ Robert D. Buckingham Robert D. Buckingham	Chairman of the Board of Directors

/s/ Jerry L. Gallentine Jerry L. Gallentine, Ph.D.	President and Director

/s/ Therese Crane Therese Crane, Ed.D.	Director

/s/ R. John Reynolds R. John Reynolds, Ph.D.	Director

/s/ Thomas D. Saban Thomas D. Saban, Ph.D.	Director

/s/ David L. Warnock David L. Warnock	Director

/s/ H. Edward Yelick H. Edward Yelick	Director