Form 10-K/A
period 2010-05-31
National American University Holdings, Inc.
filed 2010-09-23
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
The registrant filed with the Securities and Exchange Commission an Annual Report on Form 10-K for the year ended May 31, 2010 on August 18, 2010 (the “Form 10-K”). The registrant is filing this Amendment No. 1 to amend Item 8. Financial Statements and Supplemental Data in Part II of the Form 10-K solely to correct the inadvertent omission of the signature of Deloitte & Touche LLP, the registrant’s Independent Registered Public Accounting Firm, on the “Report of Independent Registered Public Accounting Firm.” The registrant had received a signed Report of Independent Registered Public Accounting Firm from Deloitte & Touche LLP prior to filing the Form 10-K with the Securities and Exchange Commission.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 hereof. Except as expressly set forth in this Amendment No. 1, the Form 10-K has not been amended, updated or otherwise modified.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC AND SUBSIDIARIES
FORM 10-K
INDEX

Page

PART II

Item 8. Financial Statements and Supplementary Data	3

PART IV

Item 15. Exhibits and Financial Statement Schedules	33

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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
Minneapolis, Minnesota
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
(a)(2) Financial Statement Schedule
The financial statement schedules of the registrant are not required.
(b) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Dated as of September 23, 2010.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 23, 2010.

Name	Title

/s/ Robert D. Buckingham Robert D. Buckingham	Chairman of the Board of Directors

/s/ Jerry L. Gallentine Jerry L. Gallentine, Ph.D.	President and Director

/s/ Therese Crane Therese Crane, Ed.D.	Director

/s/ R. John Reynolds R. John Reynolds, Ph.D.	Director

/s/ Thomas D. Saban Thomas D. Saban, Ph.D.	Director

/s/ David L. Warnock David L. Warnock	Director

H. Edward Yelick	Director