Form 10-Q
period 2010-08-31
National American University Holdings, Inc.
filed 2010-10-13
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
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
As of September 30, 2010, 26,369,653 shares of common stock, $0.0001 par value, were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 2010 AND AUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2010
(In thousands except share and per share data)

	August 31, 2010	May 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,328	$8,695
Short term investments	7,129	11,109
Student receivables — net of allowance of $366 and $203 at August 31, 2010 and May 31, 2010, respectively	3,298	1,823
Other receivables	1,590	952
Bookstore inventory	970	920
Deferred income taxes	1,641	1,574
Prepaid and other current assets	988	1,759

Total current assets	47,944	26,832

Total Property and Equipment — Net	16,943	15,881

OTHER ASSETS:
Condominium inventory	2,852	3,046
Land held for future development	312	312
Course development — net of accumulated amortization of $1,218 and $1,149 at August 31, 2010 and May 31, 2010, respectively	805	768
Other	479	447

	4,448	4,573

TOTAL	$69,335	$47,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	4,531	4,315
Dividends payable	752	11,116
Student accounts payable	413	322
Deferred income	359	305
Income tax payable	512	231
Accrued and other liabilities	6,359	6,109

Total current liabilities	12,926	22,398

DEFERRED INCOME TAXES	1,151	1,151

OTHER LONG-TERM LIABILITIES	2,618	2,380

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock (50,000,000 authorized, 26,369,653 issued and outstanding as of August 31, 2010, 21,819,653 issued and outstanding as of May 31, 2010; $0.0001 par value per share)	3	2
Additional paid-in capital	49,808	19,165
Retained earnings	3,004	2,389
Accumulated other comprehensive income	112	96

Total National American University Holdings, Inc. stockholders’ equity	52,927	21,652
Non-controlling interest	(287)	(295)

Total equity	52,640	21,357

TOTAL	$69,335	$47,286

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND AUGUST 31, 2009
(In thousands except share and per share data)

	Three Months Ended
	August 31,
	2010	2009

REVENUE:
Academic revenue	$21,258	$15,873
Auxiliary revenue	1,447	1,140
Rental income — apartments	243	251
Condominium sales	224	0

Total revenue	23,172	17,264

OPERATING EXPENSES:
Cost of educational services	5,239	4,592
Selling, general and administrative	14,954	9,994
Auxiliary expense	674	426
Cost of condominium sales	193	0
Loss on disposition of property	10	0

Total operating expenses	21,070	15,012

OPERATING INCOME	2,102	2,252

OTHER INCOME (EXPENSE):
Interest income	40	86
Interest expense	0	(157)
Other income — net	26	24

Total other income (expense)	66	(47)

INCOME BEFORE INCOME TAXES	2,168	2,205

INCOME TAX EXPENSE	(820)	(955)

NET INCOME	1,348	1,250

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(8)	9

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	1,340	1,259

OTHER COMPREHENSIVE INCOME —
Unrealized gains (losses) on investments	16	(13)

COMPREHENSIVE INCOME
ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$1,356	$1,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND AUGUST 31, 2009
(In thousands except share and per share data)

	Three Months Ended
	August 31,
	2010	2009

Basic EPS
Class A
Distributed earnings	$—	$—
Undistributed earnings	$—	$12.50

Total	$—	$12.50
Common
Distributed earnings	$0.03	$—
Undistributed earnings	$0.02	$—

Total	$0.05	$—

Diluted EPS
Class A
Distributed earnings	$—	$—
Undistributed earnings	$—	$12.50

Total	$—	$12.50
Common
Distributed earnings	$0.03	$—
Undistributed earnings	$0.02	$—

Total	$0.05	$—

Weighted Average Shares outstanding
Basic EPS
Class A	—	100,000
Common	26,242,653	—

Diluted EPS
Class A	—	100,000
Common	27,083,579	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND AUGUST 31, 2009
(In thousands except share and per share data)

		Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated		Equity
			Additional		other		attributable to	Total
	Class A	Common	paid-in	Retained	comprehensive	Treasury	non-controlling	stockholders’
	common	stock	capital	Earnings	income	stock	interest	equity

Balance — May 31, 2009	$0	$0	$385	$7,251	$109	$(1,869)	$(984)	$4,892
Comprehensive income:
Net income (loss)	0	0	0	1,259	0	0	(9)	1,250
Unrealized loss on investments	0	0	0	0	(13)	0	0	(13)

Balance — August 31, 2009	$0	$0	$385	$8,510	$96	$(1,869)	$(993)	$6,129

Balance — May 31, 2010	$0	$2	$19,165	$2,389	$96	$0	$(295)	$21,357
Issuance of 4,550,000 shares common stock net of issuance cost of $1,628	0	1	30,448	0	0	0	0	30,449
Share based compensation expense	0	0	195	0	0	0	0	195
Dividends declared	0	0	0	(725)	0	0	0	(725)
Comprehensive income:
Net income	0	0	0	1,340	0	0	8	1,348
Unrealized gain on investments	0	0	0	0	16	0	0	16

Balance — August 31, 2010	$0	$3	$49,808	$3,004	$112	$0	$(287)	$52,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND AUGUST 31, 2009
(In thousands except share and per share data)

	Three Months Ended
	August 31,	August 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,348	$1,250
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	637	547
Loss on disposition of property and equipment	10	0
Provision for uncollectable tuition	675	505
Noncash compensation expense	195	0
Deferred income taxes	(67)	(66)
Changes in assets and liabilities:
Accounts and other receivables	(2,788)	(1,134)
Student notes	(11)	3
Bookstore inventory	(50)	(74)
Prepaid and other current assets	(167)	(886)
Condominium inventories	194	0
Accounts payable	(91)	142
Deferred income	54	6
Other long-term liabilities	1	20
Income tax receivable/payable	281	317
Accrued and other liabilities	250	518

Net cash flows provided by operating activities	471	1,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1)	0
Proceeds from sale of investments	3,997	1,149
Purchases of property and equipment	(1,006)	(377)
Course development	(105)	(93)
Other	(21)	5

Net cash flows provided by investing activities	2,864	684

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	0	15
Repayments of long-term debt	0	(631)
Issuance of common stock	32,077	0
Cash paid for stock issuance	(690)	0
Dividends paid	(11,089)	0

Net cash flows provided by (used in) financing activities	20,298	(616)

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND AUGUST 31, 2009
(In thousands except share and per share data)

	Three months ended
	August 31,	August 31,
	2010	2009

NET INCREASE IN CASH AND CASH EQUIVALENTS	$23,633	$1,216

CASH AND CASH EQUIVALENTS — Beginning of year	8,695	3,508

CASH AND CASH EQUIVALENTS — End of period	$32,328	$4,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the three months ended August 31, 2010 and August 31, 2009 respectively	$0	$161

Cash paid for income taxes	$606	$953

Dividends declared at August 31, 2010 and August 31, 2009	$725	$—

(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND AUGUST 31, 2009
(Dollar amounts, except share and per share data, in thousands)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University , and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements. These financial statements are condensed and do not contain all disclosures required in annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Form 10-K filed on August 18, 2010. Furthermore, the results of operations and cash flows for the three month periods ended August 31, 2010, and August 31, 2009, are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States (“GAAP”).
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
The Company, formerly known as Camden Learning Corporation, was incorporated in the State of Delaware on April 10, 2007. The Company was a special purpose acquisition company formed to serve as a vehicle for the acquisition of an operating business. On November 23, 2009, Dlorah became a wholly-owned subsidiary of the Company (the “Transaction”), pursuant to an Agreement and Plan of Reorganization between the Company and Dlorah. In connection with the Transaction, the stockholders of Dlorah received approximately 77% of the equity of the Company, and Dlorah was deemed to be the acquirer for accounting purposes. The Transaction has been accounted for as a reverse merger accompanied by a recapitalization. As a result of the Transaction, the historical results of Dlorah became the historical results of the Company. The accompanying consolidated statements of operations, stockholders’ equity and cash flows for the three months ended August 31, 2009 have been updated to reflect the effects of the recapitalization on common stock, stockholders’ equity accounts and earnings per share.
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
Approximately 92% of the Company’s total revenues for each of the three months ended August 31, 2010 and 2009 were derived from NAU’s academic revenue.
3.	RECLASSIFICATION
Certain items have been reclassified within operating expenses in the three months ended August 31, 2009 statement of operations in order to conform with the current presentation. Specifically, rent expense (which included rent, common area maintenance fees, and property taxes) was reclassified from selling, general and administrative to cost of education. The reclassification totaled $1,185 in the first quarter of fiscal year 2010. There was no impact to operating income or net income as previously reported.
4.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised warrants and restricted stock. As described in Note 6, the Company had one class of common stock outstanding as of August 31, 2010. All issued and outstanding shares of the class A common stock were converted to common stock on May 27, 2010.

	For the three	For the three
	months ended	months ended
	August 31,	August 31,
	2010	2009
Numerator:
Net income	$1,348	$1,250
Distributed earnings (DE)	725	—
Undistributed earnings (UE)	623	1,250

UE attributable to Class A — basic	—	1,250
UE attributable to Common — basic	623	—
DE attributable to Class A — basic	—	—

Denominator:
Class A shares	—	100,000
Weighted average shares outstanding used to compute basic net income per common share	26,242,653	—
Incremental shares issuable upon assumed exercise of restricted shares	21,470	—
Incremental shares issuable upon the assumed exercise of warrants	819,457	—

Common Shares used to compute diluted net income per share	27,083,579	—

Basic net income per Class A share	—	0.01
Basic net income (loss) per common share	0.05	—

Diluted net income per Class A share	—	12.50
Diluted net income (loss) per common share	0.05	—
Outstanding options of 110,000 were not included in the computation of diluted net income per common share for the three months ended August 3,1 2010 because their effect would be antidilutive.
5.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new standard to update FASB ASC Topic 810, Consolidation. This standard is intended to improve financial reporting by enterprises involved with variable interest entities. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. This standard was adopted by the Company on June 1, 2010 and had no impact on its consolidated financial statements.

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
6.	STOCKHOLDERS’ EQUITY
The authorized capital stock for the Company is 51,000,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001. Authorized class A common stock of 100,000 shares, par value $0.0001, were converted to common stock during the year ended May 31, 2010 at a rate of 157.3 shares of common stock for each share of class A common stock.
Of the authorized shares, 26,369,653 shares of common stock were issued and outstanding as of August 31, 2010. No shares of preferred stock were outstanding.
The common stock outstanding includes 15,730,000 shares of common stock converted from class A common stock. During the year ended May 31, 2010, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the offer and sale of up to 7,000,000 shares of its common stock (half coming from selling stockholders), plus 1,050,000 shares to cover over-allotment. The sale of 7,000,000 shares closed on June 1, 2010, and the sale of the 1,050,000 over-allotment shares closed on June 5, 2010. Also, in connection with the Transaction, the former Dlorah stockholders were issued, in the aggregate, warrants to purchase up to 2,800,000 shares of common stock at $5.50 per share that will expire if not converted by November 23, 2011. These warrants contain a cashless exercise feature. These warrants remained outstanding and have not been exercised as of August 31, 2010.

Stock-Based Compensation
The following tables summarize activity under our 2009 Stock Option and Compensation Plan, which allows for the granting of stock options, restricted stock and restricted stock units.

		Weighted
		Average
		Grant Date
Restricted Shares Outstanding	Shares	Fair Value
Balance, May 31, 2010	110,333	$8.64
Granted RSU’s	53,000	5.52
Vested	—	—
Forfeited	—	—

Restricted Stock and RSU
Outstanding, August 31, 2010	163,333	$7.63

The Company granted restricted stock awards in November 2009, December 2009, March 2010, and April 2010 to promote the long-term interests of the Company and its stockholders by using such awards as a means for attracting and retaining directors and key employees. The fair value of restricted stock awards were calculated using the Company’s stock price as of the associated grant date and accrued ratably as compensation expense over the vesting period of the award. The amounts recognized in compensation expense were $195 for the three months ended August 31, 2010. As of August 31, 2010 there was $660 of total unrecognized compensation cost related to the restricted stock awards discussed above that will be recognized over a period extending to May 31, 2012.
During the quarter ended August 31, 2010, the company granted restricted stock units (“RSUs”) that vest May 31, 2011 based on the performance metric of an earnings before interest and taxes margin of 18% for the Company. The amounts recognized in compensation expense was $5 for the three months ended August 31, 2010. As of August 31, 2010 there was $288 of total unrecognized compensation cost related to the restricted stock units discussed above that will be recognized over a period extending to May 31, 2011.
Stock Options
During the quarter ended August 31, 2010, the Company granted stock options that vest in incremental installments of one-half per year commencing on the first anniversary of the date of grant with a 10 year life. The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during the first quarter of 2011 were $3.52 per share using the following weighted average assumptions for grants:

August 31, 2010
Expected volatility	45.59%
Expected dividend yield	1.20%
Expected life (term)	5.75 years
Risk-free interest rate	0.50%
Exercise price during the quarter	9.35

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term	Aggregate Intrinsic
	Shares	Price	(in years)	Value
Balance at June 1, 2010	0	$ n/a
Granted	110,000	9.35	9.7
Forfeited/cancelled	0	n/a
Expired	0	n/a
Exercised	0	n/a
Balance at August 31, 2010	110,000	$9.35	9.7	$ n/a
As of August 31, 2010, none of the options were vested and therefore none were exercised.
Dividends
The holders of class A common stock were entitled to a quarterly dividend equal to $0.11 per quarter (for a total of $0.44 per year) per share of the common stock into which such class A common stock was convertible, paid when and if declared by the board of directors in accordance with the merger agreement for the Transaction. If a dividend is paid on the class A common stock, a dividend equal to one-fourth of the per share amount of any class A common stock dividend paid also had to be paid to holders of common stock. A dividend totaling $1,896 was declared on November 30, 2009, and $1,868 was paid in January and February 2010. A dividend totaling $1,896 was declared on January 27, 2010 and $1,868 was paid in March 2010. On May 10, 2010, the Company announced that on April 26, 2010, its board of directors declared, subject to the satisfaction of the condition set forth below, a one-time special cash dividend in the amount of $0.1609694 per share on each share of the Company’s common stock and in the amount of $0.6438774 per share on each share of the Company’s common stock issuable upon conversion of the class A common stock. This special dividend totaled $11,116 of which $11,089 was paid on June 4, 2010 with the difference related to restricted shares which will be payable once the restrictions lapse. Therefore, all the dividends in accordance with the merger agreement for the Transaction have been declared and paid. In August 2010, the Company declared a divided totaling $0.0275 per share to be paid on October 8, 2010.
7.	INCOME TAXES
The effective tax rates for the three months ended August 31, 2010 and August 31, 2009, were 37.8% and 43.4%, respectively.
8.	COMMITMENTS AND CONTINGENCIES
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

During the quarter ended August 31, 2010, the Company received a request for information from the U.S. Senate Committee on Health, Education, Labor and Pensions relating to the Committee’s ongoing hearings relating to for-profit colleges receiving Title IV student financial aid. The Company has incurred $0.6 million in additional legal fees for this request and expects to incur another $1.5 million in expenses relating to this request.
9.	CONDOMINIUM PROJECT
During 2008, the Company broke ground on a new building designed to contain 24 condominium units to be sold to the general public. The project was funded by a construction line of credit and was completed in 2009. These condominium units are accounted for within condominium inventories within the condensed consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the condensed consolidated statements of operations. Eight units (one of which was sold during the quarter ended August 31, 2010) have been sold as of August 31, 2010.
In addition, five units of an existing 48-unit apartment building have been sold as condominiums, with the remaining units available for sale or lease. These condominium units are accounted for within net property and equipment within the consolidated balance sheets, and the sales of the condominium units are recorded within other income – net within the condensed consolidated statements of operations.
10.	FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at August 31, 2010 and 2009:
Level 1 – Quoted prices in active markets for identical assets or liabilities. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted market prices.
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The type of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using observable inputs.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The type of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation. The Company does not have any Level 3 assets or liabilities.

In accordance with the fair value hierarchy, the following table shows the fair value as of August 31, 2010 and May 31, 2010, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No other financial assets or liabilities are measured at fair value on a recurring or nonrecurring basis at August 31, 2010 or May 31, 2010.

	Quoted
	Prices in	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
August 31, 2010
Investments
CD’s and money market accounts	$1,581	$412	$—	$1,993
US treasury bills and notes	6,474	—	—	6,474

Total assets at fair value	$8,055	$412	$—	$8,467

May 31, 2010
Investments
CD’s and money market accounts	$1,547	$411	$—	$1,948
US treasury bills and notes	10,456	—	—	10,456

Total assets at fair value	$12,003	$411	$—	$12,414

11.	SEGMENT REPORTING
Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.
The Company operates two operating and reportable segments: NAU and other. The NAU segment contains the revenues and expenses associated with the University operations and the allocated portion of corporate overhead. The other segment contains everything else. These operating segments are divisions of the Company for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.
General administrative costs of the Company are allocated to specific divisions of the Company.
The majority of the Company’s revenue is derived from the NAU division, which provides undergraduate and graduate education programs. NAU derives its revenue primarily from student tuition. The other division operates multiple apartment and condominium complexes and derives its revenues primarily from condominium sales and rental income.

	Three Months Ended August 31, 2010			Three Months Ended August 31, 2009
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$21,258	$0	$21,258	$15,873	$0	$15,873
Auxiliary revenue	1,447	0	1,447	1,140	0	1,140
Rental income — apartments	0	243	243	0	251	251
Condominium sales	0	224	224	0	0	0

Total revenue	22,705	467	23,172	17,013	251	17,264

Operating expenses:
Cost of educational services (1)	5,239	0	5,239	4,592	0	4,592
Selling, general and administrative (1)	14,545	409	14,954	9,584	410	9,994
Auxiliary expense	674	0	674	426	0	426
Cost of condominium sales	0	193	193	0	0	0
Loss on disposition of property	10	0	10	0	0	0

Total operating expenses	20,468	602	21,070	14,602	410	15,012

Income (loss) from operations	2,237	(135)	2,102	2,411	(159)	2,252

Other income (expense):
Interest income	40	0	40	86	0	86
Interest expense (2)	0	0	0	(46)	(111)	(157)
Other income — net	0	26	26	0	24	24

Total other expense	40	26	66	40	(87)	(47)

Income (loss) before taxes	$2,277	$(109)	$2,168	$2,451	$(246)	$2,205

(1)
As discussed in Note 3, $1,185 of rent expense has been reclassified from selling, general, and administrative to cost of educational services to conform to the current presentation. A portion of these amounts were previously allocated to the Other segment in error. As such, the amount for the three months ended August 31, 2009 has been restated to properly reflect the entire balance within the NAU segment.

(2)	An error in the allocation of $13 of interest expense to the NAU operating segment has been corrected to present the interest expense in the Other operating segment.

	Three Months Ended August 31, 2010			Year Ended May 31, 2010
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Total Assets	$50,039	$19,296	$69,335	$33,085	$14,201	$47,286

12.	SUBSEQUENT EVENTS
None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on August 18, 2010 and its other filings with the Securities and Exchange Commission (the “SEC”). The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.
Background
National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning offering Associate, Bachelor’s and Master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 25 educational sites (three of which are pending regulatory approvals) located in Colorado, Kansas, Minnesota, Missouri, New Mexico, Oklahoma, South Dakota and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota.
As of August 31, 2010, NAU had enrolled 3,283 students at its physical locations, 3,584 students for its online programs, and 1,388 students at its hybrid learning centers who attended physical campus locations and also took classes online. NAU also provided instruction through affiliated institutions to approximately 4,000 additional students online.
The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 2% of our revenues for the quarter ended August 31, 2010.

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
We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the quarters ended August 31, 2010 and 2009 were 2.9% and 2.9%, respectively.
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

The following chart is a summary of our student enrollment on August 31, 2010, and August 31, 2009, by degree type and by instructional delivery method.

	August 31, 2010	August 31, 2009	% Growth for
	(Summer ’10 Qtr)	(Summer ’09 Qtr)	same quarter
	Number of Students	Number of Students	over prior year
Graduate	342	226	51.3%
Undergraduate and Diploma	7,913	5,833	35.7%

Total	8,255	6,059	36.2%

On-Campus	3,283	2,738	19.9%
Online	3,584	2,340	53.2%
Hybrid	1,388	981	41.5%

Total	8,255	6,059	36.2%

We experienced a 36% growth in enrollment in summer term 2010 over summer term 2009. This growth was a significant increase over our historic enrollment growth, which has averaged approximately 9.4% annually since 1998. We believe this recent growth is attributable to four main factors: investment in the expansion and development of physical locations; investment in the expansion of current academic programs and development of new academic programs; the development of a disciplined student recruitment process; and the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. We also believe we have realized a significant increase in enrollments since 2005 due to our investment of approximately $20 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.
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
Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expenses, the cost of condominium sales, and the loss on disposition of property and equipment. Cost of educational services expenses contain expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, expenses related to expansion and development of academic programs and physical locations, as well as depreciation, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books, clothing, food and textbook shrinkage. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The loss on disposition of property and equipment expense records the remaining book value of assets that are no longer used by us.

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
Introduction of new physical locations. We plan to develop additional physical locations over the next several years. When opening new locations, we invest significant funds in expenses related to opening new locations without the immediate impact of revenue to offset these expenses. Included in the expenses are capital funds for equipment and buildouts as well as operating funds for staff salaries and marketing dollars. These expenses will negatively impact the operating margin in the short-term with long-term gains due to the increased revenues.
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
Department of Education Rulemaking
In a press release dated September 24, 2010, the U.S. Department of Education (the “Department”) announced a modified schedule for its publication of final regulations to determine whether educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation. According to the press release, the Department intends to publish, on or around November 1, 2010, final regulations concerning the Title IV program integrity matters set forth in its June 18, 2010 Notice of Proposed Rulemaking (the “June NPRM”), including regulations concerning disclosures of graduation and job placement rates and data to be used by the Department in determining student debt levels and incomes after program completion; and also final regulations concerning those provisions of its July 26, 2010 Notice of Proposed Rulemaking (the “July NPRM”) that, if adopted as proposed, would require an institution to provide five-year enrollment projections, documentation from employers not affiliated with the institution that the program’s curriculum aligns with recognized occupations at those employers’ businesses, and that there are projected job vacancies or expected demand for those occupations at those businesses, before new educational programs to be offered by the institution can become eligible to participate in the Title IV programs of federal student financial aid. Such regulations published on or around November 1, 2010 will be effective July 1, 2011. The Department’s press release further states that it plans to publish final regulations in early 2011 on the remaining portions of its “gainful employment” proposals from the July NPRM, including the proposed debt-to-income and loan repayment rate measures, and that such remaining provisions will be effective on or around July 1, 2012.

Results of Operations — Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended	Three Months Ended
	August 31, 2010	August 31, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.6	26.6
Selling, general and administrative	64.5	57.9
Auxiliary expense	2.9	2.5
Cost of condominium sales	0.8	0.0

Total operating expenses	90.8	87.0
Operating income	9.2	13.0
Interest expense	0.0	(0.9)
Interest income	0.2	0.5
Other income	0.1	0.1

Income before income taxes	9.5	12.7
Income tax expense	(3.5)	(5.5)
Net income attributable to non controlling interest	0.0	0.1

Net income attributable to the Company	6.0	7.3
For the three months ended August 31, 2010, our total revenue was $23.2 million, an increase of $5.9 million or 34.2%, as compared to total revenue of $17.3 million for the same period in 2009. The increase was primarily due to the execution of our strategic growth plan which resulted in an enrollment increase of 36.2% during the summer quarter 2010 over the summer quarter 2009. Our revenue from the three months ended August 31, 2010 consisted of $22.7 million from our NAU operations and $0.5 million from our other operations. Total operating expenses were $21.1 million or 90.8% of total revenue for the three months ended August 31, 2010, which is an increase of $6.1 million compared to the same period in 2009. Income from operations was $2.1 million or 9.2% of total revenue for the three months ended August 31, 2010, which is a decrease of $0.2 million compared to the same period in 2009. Net income attributable to the Company was $1.3 million or 6.0% of total revenue for the three months ended August 31, 2010, an increase of 6.4%, compared to the same period in 2009. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new educational sites and programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. Selling, general, and administrative expenses increased almost $5.0 million as a result of increased spending in development of $1.6 million and increased legal fees of $1.8 million. The increase in development is a result of continuing the expansion of the Austin, Texas campus and opening hybrid learning centers in Colorado, Denver, Kansas, Minnesota, Missouri, and Texas as well as expanding the nursing program into Kansas, Minnesota, and South Dakota. Of the $1.8 million in additional legal fees, the Company incurred fees related to a trademark infringement and employment issues in the amount of $1.0 million (these cases have been resolved and/or settled) and the Company does not anticipate any future expenses related to these issues. In addition, in connection with preparing responses to the request for information from the U.S. Senate Committee on Health, Education, Labor and Pensions relating to the Committee’s ongoing hearings relating to for-profit colleges receiving Title IV student financial aid, the Company incurred $0.6 million in additional legal fees. We could incur significant increases in expenses related to responding to the Senate inquiry in future quarters and the Company is anticipating these costs to be approximately$1.5 million in the second quarter ending November 30, 2010. The additional details regarding these variances quarter over quarter are described in greater detail below.
NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended	Three Months Ended
	August 31, 2010	August 31, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.1	27.0
Selling, general and administrative	64.1	56.3
Auxiliary expense	3.0	2.5
Cost of condominium sales	0.0	0.0

Total operating expenses	90.2	85.8
Operating income	9.8	14.2
Interest expense	0.0	(0.3)
Interest income	0.2	0.5
Other income	0.0	0.0

Income before non-controlling interest and taxes	10.0	14.4

Total revenue. The total revenue for the three months ended August 31, 2010 was $22.7 million, an increase of $5.7 million or 33.5%, as compared to total revenue of $17.0 million for the same period in 2009. The increase was driven by our 36.2% enrollment increase during the summer quarter 2010 over the summer quarter 2009, which we believe resulted from our investment in program development and expansion, new and expanded affiliate relationships, and new hybrid learning centers.
The academic revenue for the three months ended August 31, 2010 was $21.3 million, an increase of $5.4 million or 33.9%, as compared to academic revenue of $15.9 million for the same period in 2009. The increase was primarily due to the enrollment increase over the prior year driven by our key strategic plan and management’s execution of the plan. The auxiliary revenue was $1.4 million, an increase of $0.3 million or 26.9%, as compared to auxiliary revenue of $1.1 million for the same period in 2009. This increase was primarily due to increased book sales and instructional material fees resulting from increased enrollment.
Cost of educational services. The educational services expense as a percentage of total revenue decreased by 3.9 percentage points for the three months ended August 31, 2010, to 23.1%, as compared to 27.0% for the same period in 2009. This decrease was a result of our strategic initiative whereby students are counseled regarding online courses and an ever increasing amount are enrolling in the online format. The student gains greater flexibility in completing courses in a format that enables them to be taught during their availability and the institution gains greater student to instructor ratios which leads to decreased expenses. The educational services expenses for the three months ended August 31, 2010 were $5.2 million, an increase of $0.6 million, or 14.1% as compared to educational expenses of $4.6 million for the same period in 2009. This increase was primarily due to increases in instructional compensation and related expenses resulting from our increasing faculty and staff to provide and sustain quality educational services to the increased student population.
Included in this category is the reclassification of facilities expenses to align with others in our industry. These expenses were moved from the selling, general, and administrative expense category. The following chart details the breakout of these expenses quarterly for the previous year:

	Q1 - Ended	Q2 - Ended	Q3 - Ended	Q4 - Ended
	August 31,	November 30,	February 28,	May 31,
	2009	2009	2010	2010	Total
Reclass of facilities expenses	$1,185	$1,182	$1,304	$1,145	$4,816
Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 7.8 percentage points for the three months ended August 31, 2010, to 64.1%, as compared to 56.3% for the same period in 2009. The selling, general and administrative expenses for the three months ended August 31, 2010 were $14.5 million, an increase of $5.0 million, or 51.8%, as compared to selling, general and administrative expenses of $9.6 million for the same period in 2009. The increase was primarily attributed to additional support staff necessary to support the continued growth of the university resulting in additional expense of approximately $1.0 million, increased admission staff to support our growth plan resulting in additional expense of approximately $0.5 million, increased expenses related to business expansion and development for new programming and new campuses (consistent with our strategic plan) of approximately $1.6 million, increased legal fees for an employment claim and a trademark infringement claim of approximately $0.9 million and increased corporate overhead due to us becoming a public company of approximately $0.8 million which is primarily attributable to additional legal fees (included in this figure is the accrual for the Senate request).

The gross expenditures associated with the development and expansion of new educational sites and new programs referred to above as business expansion and development expense increased $1.6 million. Consistent with our strategic plan, for the three months ended August 31, 2010, the total business expansion and development expenditures were $2.5 million as compared to $0.9 million for the same period in 2009. Included in this total was $0.7 million for continued expansion of the Austin, Texas site as compared to $0.5 million for the same period in 2009, $0.4 million for the expansion of the hybrid learning centers in Lee’s Summit, Missouri as compared to $0 for the same period in 2009; $0.4 million for the expansion of the hybrid learning center in Minnetonka, Minnesota as compared to $0 for the same period in 2009; $0.5 million for the expansion of the hybrid learning centers in Denver, Colorado; Allen, Texas; Wichita, Kansas; and Colorado Springs, Colorado as compared to $0 for the same period in 2009, and $0.4 million for the expansion of the nursing programs in Wichita, Kansas; Bloomington, Minnesota; Albuquerque, New Mexico; Rapid City, South Dakota; and Sioux Falls, South Dakota as compared to $0.4 million for the same period in 2009.
The corporate overhead allocation increase of approximately $0.8 million is a result of additional professional services necessary for a public entity such as legal and accounting fees as well as expenses related to stock compensation for the public entity.
Auxiliary. Auxiliary expenses for the three months ended August 31, 2010 were $0.7 million, for an increase of $0.2 million, or 58.2%, as compared to auxiliary expenses of $0.4 million for the same period in 2009.
Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the three months ended August 31, 2010 was $2.3 million, a decrease of $0.2 million or 7.1%, as compared to $2.5 million for the same period in 2009. Again this decrease is due to the additional staff necessary to support the enrollment growth as well as the additional expenses related to being a public entity.
Other
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended	Three Months Ended
	August 31, 2010	August 31, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	0.0	0.0
Selling, general and administrative	87.6	163.3
Auxiliary expense	0.0	0.0
Cost of condominium sales	41.3	0.0

Total operating expenses	128.9	163.3
Operating loss	(28.9)	(63.3)
Interest expense	0.0	(44.2)
Interest income	0.0	0.0
Other income	5.6	9.6

Loss before non-controlling interest and taxes	(23.3)	(97.9)

Total revenue for the three months ended August 31, 2010 was $0.5 million, an increase of $0.2 million or 86.1%, as compared to $0.3 million for the same period in 2009. The increase was primarily due to the sale of additional condominiums. Revenue from condominium sales for the three months ended August 31, 2010 was $0.2 million, an increase of $0.2 million or 100.0%, as compared to $0 for the same period in 2009. The selling, general and administrative expense as a percentage of total revenue decreased by 75.8 percentage points for the three months ended August 31, 2010, to 87.6%, as compared to 163.3% for the same period in 2009. This decrease was primarily the result of additional revenue base to support a larger margin impact for these expenses. The selling, general and administrative expenses for the three months ended August 31, 2010 were $0.4 million, an increase of 0.0%, as compared to $0.4 million for the same period in 2009. The cost of the condominium sales for the three months ended August 28, 2010 was $0.2 million, an increase of $0.2 million or 100.0%, as compared to $0 for the same period in 2009. The costs increased due to the increase in the condominium sales.
Liquidity and Capital Resources
Liquidity. At August 31, 2010, and May 31, 2010, cash, cash equivalents and marketable securities were $39.5 million and $19.8 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities for August 31, 2010 and May 31, 2010 were $7.1 million and $11.1 million, respectively.
We maintain two lines of credit to support ongoing operations. These lines of credit are available to support timing differences between inflows and outflows of cash. During the first quarter of 2011, the lines of credit were not utilized.
We retain a $2,000,000 revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are secured by substantially all assets of Dlorah and the personal guarantee of Robert Buckingham, the chairman of our board of directors. There were no advances outstanding made on this credit line at August 31, 2010 and May 31, 2010.
We also retain a $3,000,000 revolving line of credit with Wells Fargo Bank. Advances under the line bear interest at a variable rate based on prime and are secured by the Company’s checking, savings and investment accounts held by the bank. There were no advances outstanding against this line at August 31, 2010 and May 31, 2010.

Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion and development of new programming, development of new hybrid learning centers, and growth of our affiliate relationships. The current plan anticipates spending over $13.0 million for our fiscal year ending May 31, 2011, as compared to $6.5 million for the fiscal year ended May 31, 2010. Also, we believe that we are positioned to further supplement our liquidity with debt, if needed.
Operating Activities. Net cash provided by operating activities for the three months ended August 31, 2010 and 2009 were $0.5 million and $1.1 million, respectively. The decrease is related primarily to the increase in accounts receivable due to increased enrollments.
Investing Activities. Net cash provided by investing activities were $2.9 million for the three months ended August 31, 2010, as compared to the net cash provided by investing activities of $0.7 million for the three months ended August 31, 2009. The increase in the cash provided by investing activities was primarily related to the selling of investments in fiscal year 2011. Our investment committee is focused on capital preservation and management focuses on investing the cash in the best form with the highest return available that still maintains the preservation of the capital. This increase is a result of the timing of when investments matured compared to when they get reinvested.
Financing Activities. Net cash provided by (used in) financing activities were $20.3 million and ($0.6 million) for the three months ended August 31, 2010 and 2009, respectively. The increase in net cash provided by this category consisted of the sale of stock for net proceeds of $31.4 million and the payment of the declared dividends of $11.1 million in fiscal year 2011.
Off-Balance Sheet Arrangements
Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Impact of Inflation
The Company believes inflation has had a minimal impact on results of operations for the three month period ended August 31, 2010. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Because we are a smaller reporting company, we are not required to provide this information.

Item 4.	Controls and Procedures.
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
There were no changes to the Company’s internal control over financial reporting during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In December 2007, we completed our initial public offering, or IPO, pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended (File No. 333-143098) that was declared effective by the SEC on November 26, 2007. Under the registration statement, we registered the offering and sale of 7,812,500 units, each unit consisting of one share of common stock, $0.0001 par value per share, and one warrant to purchase one share of common stock. A total of 6,626,300 units were sold in the offering at a price to the public of $8.00 per unit. After deducting underwriting discounts, commissions and offering expenses of approximately $4.2 million, we raised a total of $48.8 million.

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

National American University Holdings, Inc. (Registrant)
Dated: October 13, 2010	By:	/s/ Ronald Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002