Form 10-Q
period 2010-11-30
National American University Holdings, Inc.
filed 2011-01-07
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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
As of January 5, 2011, 26,369,653 shares of common stock, $0.0001 par value, were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF
NOVEMBER 30, 2010 AND AUDITED CONDENSED CONSOLIDATED BALANCE
SHEET AS OF MAY 31, 2010
(In thousands except share and per share data)

	November 30,	May 31,
	2010	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,864	$8,695
Short term investments	7,113	11,109
Student receivables — net of allowance of $546 and $203 at November 30, 2010 and May 31, 2010, respectively	4,916	1,823
Other receivables	886	952
Bookstore inventory	916	920
Deferred income taxes	1,641	1,574
Prepaid and other current assets	851	1,759

Total current assets	48,187	26,832

Total Property and Equipment — Net	19,106	15,881

OTHER ASSETS:
Condominium inventory	2,852	3,046
Land held for future development	312	312
Course development — net of accumulated amortization of $1,281 and $1,149 at November 30, 2010 and May 31, 2010, respectively	853	768
Other	652	447

	4,669	4,573

TOTAL	$71,962	$47,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,793	$4,315
Dividends payable	822	11,116
Student accounts payable	647	322
Deferred income	351	305
Income tax payable	552	231
Accrued and other liabilities	5,828	6,109

Total current liabilities	11,993	22,398

DEFERRED INCOME TAXES	1,370	1,151

OTHER LONG-TERM LIABILITIES	3,652	2,380

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock (50,000,000 authorized, 26,369,653 issued and outstanding as of November 30, 2010, 21,819,653 issued and outstanding as of May 31, 2010)	3	2
Additional paid-in capital	50,166	19,165
Retained earnings	4,959	2,389
Accumulated other comprehensive income	95	96

Total National American University Holdings, Inc. stockholders’ equity	55,223	21,652
Non-controlling interest	(276)	(295)

Total equity	54,947	21,357

TOTAL	$71,962	$47,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2010 AND
NOVEMBER 30, 2009
(In thousands except share and per share data)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

REVENUE:
Academic revenue	$47,080	$37,336	$25,822	$21,463
Auxiliary revenue	3,213	2,644	1,766	1,504
Rental income — apartments	495	483	252	232
Condominium sales	224	238	0	238

Total revenue	51,012	40,701	27,840	23,437

OPERATING EXPENSES:
Cost of educational services	10,782	9,752	5,543	5,160
Selling, general and administrative	31,790	21,196	16,836	11,202
Auxiliary expense	1,540	1,036	866	610
Cost of condominium sales	193	166	0	166
Loss on disposition of property	51	0	41	0

Total operating expenses	44,356	32,150	23,286	17,138

OPERATING INCOME	6,656	8,551	4,554	6,299

OTHER INCOME (EXPENSE):
Interest income	74	119	34	33
Interest expense	0	(315)	0	(158)
Other income — net	71	48	45	24

Total other income (expense)	145	(148)	79	(101)

INCOME BEFORE INCOME TAXES	6,801	8,403	4,633	6,198

INCOME TAX EXPENSE	(2,696)	(3,456)	(1,876)	(2,501)

NET INCOME	4,105	4,947	2,757	3,697

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(19)	16	(11)	7

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	4,086	4,963	2,746	3,704

OTHER COMPREHENSIVE INCOME —Unrealized gains (losses) on investments	(1)	9	(17)	22

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$4,085	$4,972	$2,729	$3,726

The accompanying notes are an integral part of these condensed consolidated financial statements.	(continued)

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2010 AND
NOVEMBER 30, 2009
(In thousands except share and per share data)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Basic EPS
Class A
Distributed earnings	$—	$17.30	$—	$17.30
Undistributed earnings	$—	$30.23	$—	$17.57

Total	$—	$47.53	$—	$34.87

Common
Distributed earnings	$0.06	$0.03	$0.03	$0.03
Undistributed earnings	$0.10	$0.19	$0.07	$0.11

Total	$0.16	$0.22	$0.10	$0.14

Diluted EPS
Class A
Distributed earnings	$—	$17.30	$—	$17.30
Undistributed earnings	$—	$30.16	$—	$17.49

Total	$—	$47.46	$—	$34.79

Common
Distributed earnings	$0.06	$0.03	$0.03	$0.03
Undistributed earnings	$0.09	$0.19	$0.07	$0.10

Total	$0.15	$0.22	$0.10	$0.13

Weighted Average Shares outstanding
Basic EPS
Class A	—	100,000	—	100,000
Common	26,242,653	227,589	26,242,653	457,680

Diluted EPS
Class A	—	100,000	—	100,000
Common	26,975,616	262,788	26,814,921	528,465

The accompanying notes are an integral part of these condensed consolidated financial statements.	(concluded)

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND NOVEMBER 30, 2009
(In thousands except share and per share data)

		Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated		Equity
			Additional		other		attributable to	Total
	Class A	Common	paid-in	Retained	comprehensive	Treasury	non-controlling	stockholders’
	common	stock	capital	earnings	income	stock	interest	equity

Balance — May 31, 2009	$0	$0	$385	$7,251	$109	$(1,869)	$(984)	$4,892
Recapitalization of Dlorah, Inc.	0	1	22,508	0	0	0	0	22,509
Retirement of treasury stock	0	0	(1,869)	0	0	1,869	0	0
Merger costs associated with reverse merger	0	0	(3,345)	0	0	0	0	(3,345)
Contributed capital from non-controlling interest holders	0	0	0	0	0	0	685	685
Dividends declared	0	0	0	(1,896)	0	0	0	(1,896)
Comprehensive income:
Net income (loss)	0	0	0	4,963	0	0	(16)	4,947
Unrealized gain on investments	0	0	0	0	9	0	0	9

Balance — November 30, 2009	$0	$1	$17,679	$10,318	$118	$0	$(315)	$27,801

Balance — May 31, 2010	$0	$2	$19,165	$2,389	$96	$0	$(295)	$21,357
Issuance of 4,550,000 shares common stock net of issuance cost of $1,578	0	1	30,498	0	0	0	0	30,499
Share based compensation expense	0	0	503	0	0	0	0	503
Dividends declared	0	0	0	(1,516)	0	0	0	(1,516)
Comprehensive income:
Net income	0	0	0	4,086	0	0	19	4,105
Unrealized loss on investments	0	0	0	0	(1)	0	0	(1)

Balance — November 30,2010	$0	$3	$50,166	$4,959	$95	$0	$(276)	$54,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND NOVEMBER 30, 2009
(In thousands except share and per share data)

	Six Months Ended
	November 30,	November 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,105	$4,947
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,328	1,103
Loss on disposition of property and equipment	51	0
Provision for uncollectable tuition	1,723	1,057
Noncash compensation expense	503	0
Deferred income taxes	152	(94)
Changes in assets and liabilities:
Accounts and other receivables	(4,750)	(4,674)
Student notes	(171)	4
Bookstore inventory	4	(83)
Prepaid and other current assets	(30)	10
Condominium inventories	194	166
Accounts payable	(763)	1,476
Deferred income	46	132
Other long-term liabilities	(86)	42
Income tax receivable/payable	321	1,003
Accrued and other liabilities	(281)	(921)

Net cash flows provided by operating activities	2,346	4,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2)	(175)
Proceeds from sale of investments	3,997	1,319
Purchases of property and equipment	(2,570)	(943)
Proceeds from sale property and equipment	22	0
Course development	(217)	(155)
Other	(34)	7

Net cash flows provided by investing activities	1,196	53

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	0	44
Repayments of long-term debt	0	(2,299)
Repayments of lines of credit	0	(170)
Contributed capital by non-controlling interest members	0	685
Cash received in reverse merger	0	22,092
Cash paid for merger costs	0	(1,444)
Issuance of common stock	32,077	0
Cash paid for stock issuance	(640)	0
Dividends paid	(11,810)	0

Net cash flows provided by financing activities	19,627	18,908

The accompanying notes are an integral part of these condensed consolidated financial statements.	(Continued)

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND NOVEMBER 30, 2009
(In thousands except share and per share data)

	Six months ended
	November 30,	November 30,
	2010	2009

NET INCREASE IN CASH AND CASH EQUIVALENTS	$23,169	$23,129

CASH AND CASH EQUIVALENTS — Beginning of year	8,695	3,508

CASH AND CASH EQUIVALENTS — End of period	$31,864	$26,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the six months ended November 30, 2010 and November 30, 2009 respectively	$0	$316

Cash paid for income taxes	$2,223	$2,727

Dividends declared at November 30, 2010 and November 30, 2009	$822	$1,896

The accompanying notes are an integral part of these condensed consolidated financial statements.	(Concluded)

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND NOVEMBER 30, 2009
(Dollar amounts, except share and per share data, in thousands)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University, and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements. These financial statements are condensed and do not contain all disclosures required in annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Form 10-K filed on August 18, 2010. Furthermore, the results of operations and cash flows for the six month periods ended November 30, 2010, and November 30, 2009, are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States (“GAAP”).
Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to bad debts, income taxes, and certain accruals. Actual results could differ from those estimates.
2.	NATURE OF OPERATIONS
The Company, formerly known as Camden Learning Corporation, was incorporated in the State of Delaware on April 10, 2007. The Company was a special purpose acquisition company formed to serve as a vehicle for the acquisition of an operating business. On November 23, 2009, Dlorah became a wholly-owned subsidiary of the Company (the “Transaction”), pursuant to an Agreement and Plan of Reorganization between the Company and Dlorah. In connection with the Transaction, the stockholders of Dlorah received approximately 77% of the equity of the Company, and Dlorah was deemed to be the acquirer for accounting purposes. The Transaction has been accounted for as a reverse merger accompanied by a recapitalization. As a result of the Transaction, the historical results of Dlorah became the historical results of the Company. The accompanying consolidated statements of operations, stockholders’ equity and cash flows for the six months and three months ended November 30, 2009 have been updated to reflect the effects of the recapitalization on common stock, stockholders’ equity accounts and earnings per share.
The Company’s common stock is listed on The Nasdaq Global Market. The Company owns and operates National American University (“NAU” or the “University”). NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering Associate, Bachelor’s and Master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites, as well as online via the Internet. Operations include educational sites located in Colorado, Kansas, Minnesota, Missouri, New Mexico, Oklahoma, South Dakota and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, online learning programs and contracts to provide instruction and course materials to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with Department of Education requirements, which include, among other items, the maintenance of certain financial ratios.

The Company, through its Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.
Approximately 92% of the Company’s total revenues for each of the six months and three months ended November 30, 2010 and 2009 were derived from NAU’s academic revenue.
3.	RECLASSIFICATION
Certain items have been reclassified within operating expenses in the three and six months ended November 30, 2009 statement of operations in order to conform with the current presentation. Specifically, rent expense (which included rent, common area maintenance fees, and property taxes) was reclassified from selling, general and administrative to cost of education. The reclassification totaled $1,185 in the first quarter of fiscal year 2010 and $1,182 in the second quarter of 2010 for a total of $2,367 for the six months ended November 30, 2010. There was no impact to operating income or net income as previously reported.
4.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised warrants and restricted stock. As described in Note 6, the Company had one class of common stock outstanding as of November 30, 2010. All issued and outstanding shares of the class A common stock were converted to common stock on May 27, 2010.

	For the six months ended		For the three months ended
	November 30		November 30
	2010	2009	2010	2009
Numerator:
Net Income	$4,086	$4,963	$2,746	$3,704
Distributed Earnings (DE)	1,516	1,896	791	1,896
Undistributed Earnings (UE)	2,570	3,067	1,955	1,808

UE attributable to Class A — basic	—	3,023	—	1,757
UE attributable to Common — basic	2,570	44	1,955	51
DE attributable to Class A — basic	—	1,730	—	1,730
DE attributable to Common — basic	1,516	166	791	166

	For the six months ended		For the three months ended
	November 30		November 30
	2010	2009	2010	2009
Denominator:
Class A shares	—	100,000	—	100,000
Weighted average shares outstanding used to compute basic net income per common share	26,242,653	227,589	26,242,653	457,680
Incremental shares issuable upon the assumed exercise of restricted shares	49,705	—	44,718	—
Incremental shares issuable upon the assumed exercise of warrants	683,258	35,199	527,550	70,785

Common Shares used to compute diluted net income per share	26,975,616	262,788	26,814,921	528,465

Basic net income per Class A share	—	47.53	—	34.87
Basic net income per common share	0.16	0.22	0.10	0.14

Diluted net income per Class A share	—	47.46	—	34.79
Diluted net income per common share	0.15	0.22	0.10	0.13
Outstanding options of 110,000 were not included in the computation of diluted net income per common share for the three and six months ended November 30, 2010 because their effect would be antidilutive.
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
Of the authorized shares, 26,369,653 shares of common stock were issued and outstanding as of November 30, 2010. No shares of preferred stock were outstanding.
During the year ended May 31, 2010, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the offer and sale of up to 7,000,000 shares of its common stock (half coming from selling stockholders), plus 1,050,000 shares to cover over-allotment. The sale of 7,000,000 shares closed on June 1, 2010, and the sale of the 1,050,000 over-allotment shares closed on June 5, 2010. Also, in connection with the Transaction, the former Dlorah stockholders were issued, in the aggregate, warrants to purchase up to 2,800,000 shares of common stock at $5.50 per share that will expire if not converted by November 23, 2011. These warrants contain a cashless exercise feature. These warrants remained outstanding and have not been exercised as of November 30, 2010.
Stock-Based Compensation
The following tables summarize activity under our 2009 Stock Option and Compensation Plan, which allows for the granting of stock options, restricted stock and restricted stock units.

		Weighted Average Grant Date
Restricted Shares Outstanding	Shares	Fair Value
Balance, May 31, 2010	110,333	$8.64
Granted RSU’s	53,000	5.52
Vested	—	—
Forfeited		—

Restricted Stock and RSU Outstanding, November 30, 2010	163,333	$7.63

The Company granted restricted stock awards in November 2009, December 2009, March 2010, and April 2010 to promote the long-term interests of the Company and its stockholders by using such awards as a means for attracting and retaining directors and key employees. The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date and accrued ratably as compensation expense over the vesting period of the award. The amounts recognized in compensation expense were $306 and $159, respectively for the six months and three months ended November 30, 2010. As of November 30, 2010 there was $521 of total unrecognized compensation cost related to the restricted stock awards discussed above that will be recognized over a period extending to May 31, 2012.

During the quarter ended August 31, 2010, the company granted restricted stock units (“RSUs”) that vest May 31, 2011 based on the performance metric of an earnings before interest and taxes margin of 18% for the Company. The amounts recognized in compensation expense were $100 and $100, respectively for the six months and three months ended November 30, 2010. As of November 30, 2010 there was $192 of total unrecognized compensation cost related to the restricted stock units discussed above that will be recognized over a period extending to May 31, 2011.
Stock Options
During the quarter ended August 31, 2010, the Company granted stock options that vest in incremental installments of one-half per year commencing on the first anniversary of the date of grant with a 10 year life. The amounts recognized in compensation expense were $97 and $48, respectively, for the six months and three months ended November 30, 2010. The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during the first quarter of 2011 were $3.52 per share using the following weighted average assumptions for grants:

November 30, 2010
Expected volatility	45.59%
Expected dividend yield	1.20%
Expected life (term)	5.75 years
Risk-free interest rate	0.50%
Exercise price	$9.35
A summary of stock option activity is as follows:

		Weighted-
		Average	Weighted-Average
		Exercise	Remaining	Aggregate Intrinsic
	Shares	Price	Contractual Term	Value
			(in years)
Balance at June 1, 2010	0	$ n/a
Granted	110,000	9.35
Forfeited/cancelled	0	n/a
Expired	0	n/a
Exercised	0	n/a
Balance at November 30, 2010	110,000	$9.35	9.5	$0
As of November 30, 2010, none of the options were vested and therefore none were exercised.

Dividends
The holders of class A common stock were entitled to a quarterly dividend equal to $0.11 per quarter (for a total of $0.44 per year) per share of the common stock into which such class A common stock was convertible, paid when and if declared by the board of directors in accordance with the merger agreement for the Transaction. If a dividend is paid on the class A common stock, a dividend equal to one-fourth of the per share amount of any class A common stock dividend paid also had to be paid to holders of common stock. A dividend totaling $1,896 was declared on November 30, 2009, and $1,868 was paid in January and February 2010. A dividend totaling $1,896 was declared on January 27, 2010 and $1,868 was paid in March 2010. On May 10, 2010, the Company announced that on April 26, 2010, its board of directors declared, subject to the satisfaction of the condition set forth below, a one-time special cash dividend in the amount of $0.1609694 per share on each share of the Company’s common stock and in the amount of $0.6438774 per share on each share of the Company’s common stock issuable upon conversion of the class A common stock. This special dividend totaled $11,116 of which $11,089 was paid on June 4, 2010 with the difference related to restricted shares which will be payable once the restrictions lapse. Therefore, all the dividends in accordance with the merger agreement for the Transaction have been declared. In August 2010, the Company declared a dividend totaling $0.0275 per share which was paid on October 8, 2010. In October 2010, the Company declared a dividend totaling $.03 per share to be paid on January 7, 2011.
7.	INCOME TAXES
The effective tax rates for the six months ended November 30, 2010 and November 30, 2009, were 39.6% and 41.1%, respectively. The effective tax rates for the three months ended November 30, 2010 and November 30, 2009, were 40.5% and 40.4%, respectively.
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
During the quarter ended August 31, 2010, the Company received a request for information from the U.S. Senate Committee on Health, Education, Labor and Pensions relating to the Committee’s ongoing hearings relating to for-profit colleges receiving Title IV student financial aid. The Company has incurred a total of $2.1 million in additional legal fees for this request which includes $0.6 million in the first quarter and another $1.5 million in expenses in the second quarter.
9.	CONDOMINIUM PROJECT
During 2008, the Company broke ground on a new building designed to contain 24 condominium units to be sold to the general public. The project was funded by a construction line of credit and was completed in 2009. These condominium units are accounted for within condominium inventories within the condensed consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the condensed consolidated statements of operations. Eight units (one of which was sold during the six months ended November 30, 2010) have been sold as of November 30, 2010.

In addition, five units of an existing 48-unit apartment building have been sold as condominiums, with the remaining units available for sale or lease. These condominium units are accounted for within net property and equipment within the consolidated balance sheets, and the sales of the condominium units are recorded within other income — net within the condensed consolidated statements of operations.
10.	FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at November 30, 2010 and May 31, 2010:
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
In accordance with the fair value hierarchy, the following table shows the fair value as of November 30, 2010 and May 31, 2010, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No other financial assets or liabilities are measured at fair value on a recurring or nonrecurring basis at November 30, 2010 or May 31, 2010.

	Quoted
	Prices in	Other
	Active	Observable
	Markets	Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Fair Value
November 30, 2010
Investments
CD’s and money market accounts	$1,594	$414	$—	$2,008
US treasury bills and notes	6,457	—	—	6,457

Total assets at fair value	$8,051	$414	$—	$8,465

May 31, 2010
Investments
CD’s and money market accounts	$1,547	$411	$—	$1,958
US treasury bills and notes	10,456	—	—	10,456

Total assets at fair value	$12,003	$411	$—	$12,414

11.	SEGMENT REPORTING
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

	Six Months Ended			Six Months Ended
	November 30, 2010			November 30, 2009
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$47,080	$0	$47,080	$37,336	$0	$37,336
Auxiliary revenue	3,213	0	3,213	2,644	0	2,644
Rental income — apartments	0	495	495	0	483	483
Condominium sales	0	224	224	0	238	238

Total revenue	50,293	719	51,012	39,980	721	40,701

Operating expenses:
Cost of educational services (1)	10,782	0	10,782	9,752	0	9,752
Selling, general and administrative (1)	30,874	916	31,790	20,374	822	21,196
Auxiliary expense	1,540	0	1,540	1,036	0	1,036
Cost of condominium sales	0	193	193	0	166	166
Loss on disposition of property	51	0	51	0	0	0

Total operating expenses	43,247	1,109	44,356	31,162	988	32,150

Income (loss) from operations	7,046	(390)	6,656	8,818	(267)	8,551

Other income (expense):
Interest income	74	0	74	119	0	119
Interest expense (2)	0	0	0	(81)	(234)	(315)
Other income — net	0	71	71	0	48	48

Total other income (expense)	74	71	145	38	(186)	(148)

Income (loss) before taxes	$7,120	$(319)	$6,801	$8,856	$(453)	$8,403

(1)
As discussed in Note 3, $2,367 of rent expense has been reclassified in FY 2010 from selling, general, and administrative to cost of educational services to conform to the current presentation. A portion of these amounts were previously allocated to the Other segment in error. As such, the amount for FY 2010 has been restated to properly reflect the entire balance within the NAU segment.

(2)	An error in the allocation of $25 of interest expense to the NAU operating segment has been corrected to present the interest expense in the Other operating segment in FY 2010.

	Six Months Ended			Year Ended
	November 30, 2010			May 31, 2010
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Total assets	$53,939	$16,902	$70,841	$33,085	$14,201	$47,286

	Three Months Ended			Three Months Ended
	November 30, 2010			November 30, 2009
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$25,822	$0	$25,822	$21,463	$0	$21,463
Auxiliary revenue	1,766	0	1,766	1,504	0	1,504
Rental income — apartments	0	252	252	0	232	232
Condominium sales	0	0	0	0	238	238

Total revenue	27,588	252	27,840	22,967	470	23,437

Operating expenses:
Cost of educational services (1)	5,543	0	5,543	5,160	0	5,160
Selling, general and administrative (1)	16,329	507	16,836	10,790	412	11,202
Auxiliary expense	866	0	866	610	0	610
Cost of condominium sales	0	0	0	0	166	166
Loss on disposition of property	41	0	41	0	0	0

Total operating expenses	22,779	507	23,286	16,560	578	17,138

Income (loss) from operations	4,809	(255)	4,554	6,407	(108)	6,299

Other income (expense):
Interest income	34	0	34	33	0	33
Interest expense (2)	0	0	0	(35)	(123)	(158)
Other income — net	0	45	45	0	24	24

Total other income (expense)	34	45	79	(2)	(99)	(101)

Income (loss) before taxes	$4,843	$(210)	$4,633	$6,405	$(207)	$6,198

(1)
As discussed in Note 3, $1,182 of rent expense has been reclassified in FY2010 from selling, general, and administrative to cost of educational services to conform to the current presentation. A portion of these amounts were previously allocated to the Other segment in error. As such, the amount for FY2010 has been restated to properly reflect the entire blaance within the NAU segment.

(2)	An error in the allocation of $12 of interest expense to the NAU operating segment has been corrected to present the interest expense in the Other operating segment in FY2010.

12.	SUBSEQUENT EVENTS
We evaluated subsequent events after the balance sheet date of November 30, 2010 through the date the consolidated financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these consolidated financial statements.

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
Background
National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering Associate, Bachelor’s and Master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 25 educational sites (three of which are pending regulatory approvals) located in Colorado, Kansas, Minnesota, Missouri, New Mexico, Oklahoma, South Dakota and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota.
As of November 30, 2010, NAU had enrolled 3,854 students at its physical locations, 4,198 students for its online programs, and 1,591 students at its hybrid learning centers who attended physical campus locations and also took classes online. NAU also provided instruction through affiliated institutions to approximately 5,000 additional students online.
The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 0.9% of our revenues for the quarter ended November 30, 2010 and 1.42% of our revenues for the six months ended November 30, 2010.

Key Financial Results Metrics
Revenue. Revenue is derived mostly from NAU’s operations. For the six months ended November 30, 2010, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s food services, bookstore, dormitory and motel operations and the real estate operations rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.
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
We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the six months ended November 30, 2010 and 2009 were 3.4% and 2.6%, respectively.
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

The following chart is a summary of our student enrollment on November 30, 2010, and November 30, 2009, by degree type and by instructional delivery method.

	November 30, 2010	November 30, 2009	% Growth for same quarter
	(Fall ’10 Qtr)	(Fall ’09 Qtr)	over prior year
	Number of Students	Number of Students
Graduate	415	305	36.1%
Undergraduate and Diploma	9,228	7,468	23.6%

Total	9,643	7,773	24.1%

On-Campus	3,854	3,505	10.0%
Online	4,198	3,054	37.5%
Hybrid	1,591	1,214	31.1%

Total	9,643	7,773	24.1%

We experienced a 24.1% growth in enrollment in fall term 2010 over fall term 2009. This growth was a significant increase over our historic enrollment growth, which has averaged approximately 9.4% annually since 1998. We believe this recent growth is attributable to four main factors: investment in the expansion and development of physical locations; investment in the expansion of current academic programs and development of new academic programs; the development of a disciplined student recruitment process; and the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. We also believe we have realized a significant increase in enrollments since 2005 due to our investment of approximately $20 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.
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

Department of Education Rulemaking
On October 29, 2010, the U.S. Department of Education (the “Department”) published in the Federal Register, consistent with the Department’s announcement on September 24, 2010, final regulations addressing all 14 topics addressed in its June 18, 2010 Notice of Proposed Rulemaking (the “June NPRM”) and its July 26, 2010 Notice of Proposed Rulemaking (the “July NPRM”), other than sections of the proposed definition of “gainful employment” for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation. The final regulations published in the Federal Register are effective July 1, 2011, except for rules pertaining to verification and updating of student aid application information, which are effective July 1, 2012. Although we are still in the process of reviewing the final regulations to determine what, if any, impact they may have on our business and institutions, we believe the following new regulations are likely to have the most impact:
Incentive compensation. An institution participating in Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds. While the law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, current Department regulations include twelve “safe harbor” provisions which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act. In the final regulations issued on October 29, 2010, which become effective July 1, 2011, the Department eliminated the twelve safe harbors. The Department contends that institutions do not need to rely on safe harbors to determine the type of compensation that complies with the Higher Education Act, and that institutions can readily determine if a payment or compensation is permissible under the Higher Education Act by analyzing (1) whether it is a commission, bonus or other incentive payment, defined as an award of a sum of money or something of value (other than a fixed salary or wages), paid to or given to a person or entity for services rendered, and (2) whether the commission, bonus or other incentive payment is provided to any person based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, which are defined as activities engaged in for the purpose of the admission or matriculation of students for any period of time or the award of financial aid.
The Department maintains that an institution can still make merit-based adjustments to employee compensation, provided that such adjustments are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. The final regulations further clarify that the prohibition on incentive compensation may extend to individuals holding a managerial position at any level of the company, to the extent that a particular individual has responsibility for recruitment or admission of students, or makes decisions about awarding Title IV program funds. The Department states that an institution still would be able to make merit-based adjustments to employee compensation, but would not be permitted to consider nor base compensation directly or indirectly, in any part, on factors such as an employee’s success in securing student enrollments, the award of financial aid or institutional goals based on that success.
We believe these changes may increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation, and may require us and other institutions to change some of our compensation practices for admissions representatives and other employees, including certain managerial employees, as well as certain third parties whom we pay for Internet-based services related to lead generation and marketing and whose activities are also subject to the incentive compensation rules. This could adversely affect our ability to compensate our enrollment counselors, other employees, and third parties in a manner that appropriately reflects their relative merit, which in turn could (1) reduce the effectiveness of our employees, and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business. This could also increase marketing costs and reduce revenues if we are unable to maintain or increase student enrollments. In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV program funds constitutes a submission to the government of a false claim for payment.

State Authorization. To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located, in accordance with the Department’s regulations. In South Dakota, where our operations are headquartered and we maintain several physical facilities, the state currently does not specifically regulate or authorize the degrees or other educational programs of private, regionally accredited institutions of higher education. In addition to South Dakota, we operate physical facilities offering educational programs in Colorado, Kansas, Minnesota, Missouri, New Mexico and Texas. In each of these states, we either maintain authorization or have received written confirmation that no express authorization is required from pertinent state educational agencies to offer our educational programs. Notwithstanding the nature of our past or current authorizations by the states in which we are located, the Department’s final regulations clarify what is required for an institution to be considered “legally authorized” in a state for purpose of participation in Title IV programs. Specifically, the final regulations provide that, effective July 1, 2011, the Department would consider an institution to be legally authorized by a state if the state has a process, applicable to all institutions except tribal and federal institutions, to review and appropriately act on complaints concerning the institution and to enforce applicable state laws, and the institution further satisfies one of the following requirements:
•
the state establishes the institution by name as an educational institution through a charter, statute, constitutional provision or other action issued by an appropriate state agency or entity to operate educational programs beyond secondary education, including programs leading to a degree or certificate; or

•
the institution complies with any applicable state approval or licensure requirements, except that the state may exempt the institution from any such requirement based on (1) the institution’s accreditation by one or more accrediting agencies recognized by the Secretary of Education or (2) the institution being in operation for at least 20 years.

Under the final regulations, institutions unable to obtain state authorization in a state under the above requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations. As a result of these final regulations, we may need to obtain additional authorization in South Dakota, and additional or revised authorizations in other states in which we operate. This will require, among other things, that South Dakota adopt an authorization process for educational institutions operating in the state. These authorization processes could result in unexpected delays or other setbacks that could jeopardize our Title IV eligibility.
The final regulations also provide that if an institution is offering postsecondary education through distance education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance education to students in that state. Additionally, an institution must be able to document upon request by the Department that it has the applicable state approval. Although we have experienced no significant restrictions on our distance education activities to date as a result of such state requirements regarding distance education, state regulatory requirements for online education vary significantly, are not well developed in many states, are imprecise or unclear in some states and are subject to change. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, could result in our inability to enroll students or receive Title IV program funds for students in those states and could adversely affect our students enrollments.

Misrepresentation. The Department’s final regulations make significant changes to the definition of misrepresentation for purposes of Title IV program compliance. That term now includes any false, erroneous or misleading statement that has the likelihood or tendency to deceive or confuse without regard to materiality or intent. The areas of particular sensitivity to the Department include potential misrepresentation of the nature of an educational program, the nature of any financial charges, the employability of graduates, and the manner in which the institution’s relationship with the Department is depicted. The revised regulations also establish institutional liability for any statements made by any third party agent of NAU and for statements made to any member of the public, an accrediting agency or any state agency, as well as to students and prospective students. The revised regulations also broaden the administrative remedies available to the Department in the event of a substantial misrepresentation by an eligible institution to include revocation of the institution’s program participation agreement, imposition of limitations on the institution’s participation in the Title IV programs, denial of participation applications filed on behalf of the institution and initiation of a termination, fine or other proceeding against the institution. Further, although the Department claims not to have created any private right of action, the regulation creates potential new exposure in qui tam actions under the False Claims Act.
Gainful Employment. As stated above, on September 24, 2010, the Department announced that it would delay issuing final rules regarding the specific metrics defining “gainful employment” for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation. The final regulations issued on October 29, 2010, however, include new requirements for the Department’s approval of new educational programs subject to “gainful employment” rules, which include any educational programs sought to be offered by NAU. These requirements, which were originally proposed as part of the July NPRM, will go into effect on July 1, 2011 and impose various new requirements on, and could adversely affect, our ability to add new educational programs. In addition, the Department has published no definite standards by which institutions can determine the likelihood that a new educational program will be approved. As such, these requirements add uncertainty regarding new program approvals, which could adversely affect our ability to respond to emerging employment trends and add programs that are responsive to those trends, which in turn could decrease our attractiveness to certain students.
The final regulations issued on October 29, 2010 also require that, for each program leading to “gainful employment” in a recognized occupation, institutions must provide prospective students with information concerning the occupation that the program prepares students to enter; the program’s on-time graduation rate; the tuition and fees it charges a student for completing the program within normal time, along with the costs of books, supplies, room, and board; the placement rate for students completing the program, and the median loan debt incurred by students who completed the program. Institutions must also provide the Department with information that will allow determination of student debt levels and incomes after program completion. It is unclear at this time the level of administrative burden, increased costs, or effect on growth and enrollments that may result from these new reporting and disclosure requirements. There remain many open questions and interpretive issues with respect to these aspects of the final regulations. We are currently evaluating the impact of these rules on our business and will continue to monitor developments in this area.
Additional Final Regulations. In addition to the issues specifically addressed above, the final regulations issued by the Department on October 29, 2010 include provisions regarding the definition of a credit hour; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. We are in the process of reviewing all of the final regulations issued on October 29, 2010. We cannot predict how the recently released or any other resulting regulations will be interpreted, and therefore whether we will be able to comply with these requirements by the effective date. Compliance with the final rules, which in most cases become effective on July 1, 2011, and insufficient time or lack of sufficient guidance for compliance by the Department, could have a material adverse effect on our business. Uncertainty surrounding application of the final rules, interpretive regulations or guidance by the Department may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition and results of operations.

Results of Operations — Six Months Ended November 30, 2010 Compared to Six Months Ended November 30, 2009
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended	Six Months Ended
	November 30, 2010	November 30, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	21.1	24.0
Selling, general and administrative	62.3	52.1
Auxiliary expense	3.0	2.5
Cost of condominium sales	0.4	0.4
Loss on disposition of property	0.1	0.0

Total operating expenses	86.9	79.0
Operating income	13.1	21.0
Interest expense	0.0	(0.8)
Interest income	0.1	0.3
Other income	0.1	0.1

Income before income taxes	13.3	20.6
Income tax expense	(5.3)	(8.5)
Net income attributable to non controlling interest	0.0	0.0

Net income attributable to the Company	8.0%	12.2%
For the six months ended November 30, 2010, our total revenue was $51.0 million, an increase of $10.3 million or 25.3%, as compared to total revenue of $40.7 million for the same period in 2009. The increase was primarily due to the execution of our strategic growth plan which resulted in an enrollment increase of 24.1% during the fall quarter 2010 over the fall quarter 2009 as well as the loss of one of our affiliate relationships. Our revenue from the six months ended November 30, 2010 consisted of $50.3 million from our NAU operations and $0.7 million from our other operations. Total operating expenses were $44.4 million or 86.9% of total revenue for the six months ended November 30, 2010, which is an increase of $12.2 million compared to the same period in 2009. Income from operations was $6.7 million or 13.1% of total revenue for the six months ended November 30, 2010, which is a decrease of $1.9 million compared to the same period in 2009. Net income attributable to the Company was $4.1 million or 8.0% of total revenue for the six months ended November 30, 2010, a decrease of 4.2%, compared to the same period in 2009. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new educational sites and programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. Selling, general, and administrative expenses increased almost $10.6 million over the same period last year. Of the total increase, spending in development of new campuses and academic programming was $3.3 million, increases in spending due to staffing and marketing in admission was $2.5 million, additional accrual for new contract for CEO was $0.4 million,legal fees were $3.1 million (which includes the U.S. Senate Committee on Health, Education, Labor, and Pension “HELP” expenses), and additional expense of $0.5 million was stock compensation expense, which was not an expense incurred by the Company when it was private. The increases in development are a result of continuing the development of the Austin, Texas campus and opening hybrid learning centers in Colorado, Denver, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, and Texas as well as expanding the nursing program into Kansas, Minnesota, South Dakota, and Texas. The increase in staffing and marketing has not resulted in lost efficiencies but has held steady as a percentage basis with the same quarter the prior year. The increase in the legal fees primarily consists of preparing responses to the request for information from the U.S. Senate Committee on HELP relating to the Committee’s ongoing hearings relating to for-profit colleges receiving Title IV student financial aid, for which the Company incurred $2.1 million in additional legal fees,as well as an additional $1.0 million for trademark infringement and employment issues (the Company does not anticipate any future expenses related to the trademark or employment issues). The additional details regarding these variances for the six months over six months are described in greater detail below.
NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended	Six Months Ended
	November 30, 2010	November 30, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	21.4	24.4
Selling, general and administrative	61.4	51.0
Auxiliary expense	3.1	2.6
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.1	0.0

Total operating expenses	86.0	77.9
Operating income	14.0	22.1
Interest expense	0.0	(0.2)
Interest income	0.2	0.3
Other income	0.0	0.0

Income before non-controlling interest and taxes	14.2%	22.2%

Total revenue. The total revenue for NAU for the six months ended November 30, 2010 was $50.3 million, an increase of $10.3 million or 25.8%, as compared to total revenue of $40.0 million for the same period in 2009. The increase was primarily due to the enrollment increase of 24.1%, which was consistent with our investment in new program development, program expansion, development of new educational sites and retention initiatives with current student enrollments, over the prior year. In addition, the increase is due to a board approved tuition increase of 4.3% that became effective September 2010. We believe that NAU’s well-defined strategic plan contributed to the increase in the revenues.
The academic revenue for the six months ended November 30, 2010 was $47.1 million, an increase of $9.7 million or 26.1%, as compared to academic revenue of $37.3 million for the same period in 2009. The increase was primarily due to the enrollment increase over the prior year. These numbers are also reflective of the decrease in affiliate revenue due to the loss of Harrison College of $1.5 million. The auxiliary revenue was $3.2 million, an increase of $0.6 million or 21.5%, as compared to auxiliary revenue of $2.6 million for the same period in 2009. The increase in auxiliary revenue was primarily due to additional book sales for the additional students being served.
Cost of educational services. The educational services expense as a percentage of total revenue decreased by 3.0 percentage points for the six months ended November 30, 2010, to 21.4%, as compared to 24.4% for the same period in 2009. This decrease was a result of our strategic initiative whereby students are counseled regarding online courses and an ever increasing number of students are enrolling in the online format. The student gains greater flexibility in completing courses in a format that enables them to be taught during their availability and the institution gains greater student to instructor efficiencies which leads to decreased expenses. The educational services expenses for the six months ended November 30, 2010 were $10.8 million, an increase of $1.0 million, or 10.6% as compared to educational expenses of $9.8 million for the same period in 2009. This increase was primarily due to increases in instructional compensation and related expenses resulting from our increasing faculty and staff to provide and sustain quality educational services to the increased student population.
Included in this category is the reclassification of facilities expenses to align with others in our industry. These expenses were moved from the selling, general, and administrative expense category. The following chart details the breakout of these expenses quarterly for the previous year:

	Q1 - Ended	Q2 - Ended
	August 31,	November 30,	6 month
	2009	2009	Total
Reclassification of facilities expenses	$1,185	$1,182	$2,367

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 10.4 percentage points for the six months ended November 30, 2010, to 61.4%, as compared to 51.0% for the same period in 2009. The selling, general and administrative expenses for the six months ended November 30, 2010 were $30.9 million, an increase of $10.5 million, or 51.5%, as compared to selling, general and administrative expenses of $20.4 million for the same period in 2009. The increase was primarily attributed to additional support staff necessary to support the continued growth of the university resulting in additional expense of approximately $0.6 million, additional expense for a new contract with the CEO of $0.4 million, increased admission staff to support our growth plan resulting in additional expense of approximately $2.5 million, increased expenses related to business expansion and development for new programming and new campuses (consistent with our strategic plan) of approximately $3.3 million, increased fees for the Senate HELP request of $2.1 million, stock compensation expense, which is an incentive that was not offered when the Company was private, of $0.5 million, and increased corporate overhead due to us operating as a public company of approximately $0.1 million, which is primarily attributable to additional legal fees and accounting fees.
The gross expenditures associated with the development and expansion of new educational sites and new programs referred to above as business expansion and development expense increased $3.3 million. Consistent with our strategic plan, for the six months ended November 30, 2010, the total business expansion and development expenditures were $5.6 million as compared to $2.3 million for the same period in 2009. Included in this total was $1.5 million for continued expansion of the Austin, Texas site as compared to $1.0 million for the same period in 2009, $0.9 million for the expansion of the hybrid learning centers in Lee’s Summit, Missouri as compared to $0.1 million for the same period in 2009; $0.9 million for the expansion of the hybrid learning center in Minnetonka, Minnesota as compared to $0.3 million for the same period in 2009; $0.2 million for the expansion of the hybrid learning centers in Denver, Colorado as compared to $0 for the same period in 2009; $0.5 million for the expansion of the hybrid learning center in Allen, Texas compared to $0 the same period the prior year; $0.3 million for the expansion of the hybrid learning center in Wichita, Kansas compared to $0 for the same period in 2009; $0.4 million for the expansion of the hybrid learning center in Colorado Springs, Colorado as compared to $0 for the same period in 2009, and $0.8 million for the expansion of the nursing programs in Wichita, Kansas; Bloomington, Minnesota; Albuquerque, New Mexico; Rapid City, South Dakota; and Sioux Falls, South Dakota as compared to $0.9 million for the same period in 2009.
Auxiliary. Auxiliary expenses for the six months ended November 30, 2010 were $1.5 million, for an increase of $0.5 million, or 48.6%, as compared to auxiliary expenses of $1.0 million for the same period in 2009.
Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the six months ended November 30, 2010 was $7.1 million, a decrease of $1.7 million or 19.6%, as compared to $8.9 million for the same period in 2009. Again this decrease is due to the additional expenses discussed above.

Other
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Six Months Ended	Six Months Ended
	November 30, 2010	November 30, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	0.0	0.0
Selling, general and administrative	127.4	114.0
Auxiliary expense	0.0	0.0
Cost of condominium sales	26.8	23.0

Total operating expenses	154.2	137.0
Operating loss	(54.2)	(37.0)
Interest expense	0.0	(32.5)

Other income	9.9	6.7

Loss before non-controlling interest and taxes	(44.3)%	(62.8)%
Total revenue for the six months ended November 30, 2010 was $0.7 million as compared to $0.7 million for the same period in 2009. Revenue from condominium sales for the six months ended November 30, 2010 was $0.2 million as compared to $0.2 million for the same period in 2009. The selling, general and administrative expense as a percentage of total revenue increased by 13.4 percentage points for the six months ended November 30, 2010, to 127.4%, as compared to 114.0% for the same period in 2009. The selling, general and administrative expenses for the six months ended November 30, 2010 were $0.9 million, an increase of 11.4%, as compared to $0.8 million for the same period in 2009. The cost of the condominium sales for the six months ended November 30, 2010 was $0.2 million as compared to $0.2 million for the same period in 2009.

Results of Operations — Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended	Three Months Ended
	November 30, 2010	November 30, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	19.9	22.0
Selling, general and administrative	60.5	47.8
Auxiliary expense	3.1	2.6
Cost of condominium sales	0.0	0.7
Loss on disposition of property	0.1	0.0

Total operating expenses	83.6	73.1
Operating income	16.4	26.9
Interest expense	0.0	(0.7)
Interest income	0.1	0.1
Other income	0.2	0.1

Income before income taxes	16.7	26.4
Income tax expense	(6.7)	(10.7)
Net income attributable to non controlling interest	0.0	0.0

Net income attributable to the Company	10.0%	15.8%
For the three months ended November 30, 2010, our total revenue was $27.8 million, an increase of $4.4 million or 18.8%, as compared to total revenue of $23.4 million for the same period in 2009. The increase was primarily due to the execution of our strategic growth plan which resulted in an enrollment increase of 24.1% during the fall quarter 2010 over the fall quarter 2009 as well as the reduction due to the loss of an affiliate relationship. Our revenue from the three months ended November 30, 2010 consisted of $27.6 million from our NAU operations and $0.3 million from our other operations. Total operating expenses were $23.3 million or 83.6% of total revenue for the three months ended November 30, 2010, which is an increase of $6.1 million compared to the same period in 2009. Income from operations was $4.6 million or 16.4% of total revenue for the three months ended November 30, 2010, which is a decrease of $1.6 million compared to the same period in 2009. Net income attributable to the Company was $2.7 million or 10.0% of total revenue for the three months ended November 30, 2010, a decrease of 5.9%, compared to the same period in 2009. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new educational sites and programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. Selling, general, and administrative expenses increased almost $5.6 million as a result of increased spending in development of $1.7 million, increased staffing and marketing for admissions of $0.6 million, increased accrual for new contract with CEO of $0.4 million, increased legal fees of $1.5 million for the Senate HELP request, stock compensation expense of $0.3 million, which was not an incentive in the prior year, and increased expenses due to being a public entity of $1.2 million. The increase in development is a result of continuing the expansion of the Austin, Texas campus and opening hybrid learning centers in Colorado, Denver, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, and Texas as well as expanding the nursing program into Kansas, Minnesota, South Dakota, and Texas. The additional details regarding these variances quarter over quarter are described in greater detail below.

NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended	Three Months Ended
	November 30, 2010	November 30, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	20.1	22.5
Selling, general and administrative	59.2	47.0
Auxiliary expense	3.1	2.7
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.1	0.0

Total operating expenses	82.5	72.1
Operating income	17.5	27.9
Interest expense	0.0	(0.2)
Interest income	0.1	0.1
Other income	0.0	0.0

Income before non-controlling interest and taxes	17.6%	27.9%
Total revenue. The total revenue for the three months ended November 30, 2010 was $27.6 million, an increase of $4.6 million or 20.1%, as compared to total revenue of $23.0 million for the same period in 2009. The increase was driven by our 24.1% enrollment increase during the fall quarter 2010 over the fall quarter 2009, which we believe resulted from our investment in program development and expansion, new and expanded affiliate relationships, and new hybrid learning centers. These numbers are also reflective of the decrease in revenue due to the loss of affiliate revenue associated with Harrison College of $1.0 million.
The academic revenue for the three months ended November 30, 2010 was $25.8 million, an increase of $4.4 million or 20.3%, as compared to academic revenue of $21.5 million for the same period in 2009. The increase was primarily due to the enrollment increase over the prior year driven by our key strategic plan and management’s execution of the plan. The auxiliary revenue was $1.8 million, an increase of $0.3 million or 17.4%, as compared to auxiliary revenue of $1.5 million for the same period in 2009. This increase was primarily due to increased book sales and instructional material fees resulting from increased enrollment.
Cost of educational services. The educational services expense as a percentage of total revenue decreased by 2.4 percentage points for the three months ended November 30, 2010, to 20.1%, as compared to 22.5% for the same period in 2009. This decrease was a result of our strategic initiative whereby students are counseled regarding online courses and an ever increasing number of students are enrolling in the online format. The student gains greater flexibility in completing courses in a format that enables them to be taught during their availability and the institution gains greater student to instructor ratios which leads to increased efficiencies. The educational services expenses for the three months ended November 30, 2010 were $5.5 million, an increase of $0.4 million, or 7.4% as compared to educational expenses of $5.2 million for the same period in 2009. This increase was primarily due to increases in instructional compensation and related expenses resulting from our increasing faculty and staff to provide and sustain quality educational services to the increased student population.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 12.2 percentage points for the three months ended November 30, 2010, to 59.2%, as compared to 47.0% for the same period in 2009. The selling, general and administrative expenses for the three months ended November 30, 2010 were $16.3 million, an increase of $5.5 million, or 51.3%, as compared to selling, general and administrative expenses of $10.8 million for the same period in 2009. The increase was primarily attributed to increased spending in development of new programming and new campuses (consistent with our strategic plan) of $1.7 million, increased staffing and marketing for admissions of $0.6 million, increased accrual for new contract with CEO of $0.4 million, increased legal fees for $1.5 million for the Senate HELP, stock compensation expense of $0.3 million, and increased expenses due to being a public entity of $1.4 million.
The gross expenditures associated with the development and expansion of new educational sites and new programs referred to above as business expansion and development expense increased $1.7 million. Consistent with our strategic plan, for the three months ended November 30, 2010, the total business expansion and development expenditures were $3.1 million as compared to $1.4 million for the same period in 2009. Included in this total was $0.7 million for continued expansion of the Austin, Texas site as compared to $0.6 million for the same period in 2009, $0.4 million for the expansion of the hybrid learning centers in Lee’s Summit, Missouri as compared to $0.1 million for the same period in 2009; $0.4 million for the expansion of the hybrid learning center in Minnetonka, Minnesota as compared to $0.2 million for the same period in 2009; $0.2 million for the expansion of the hybrid learning centers in Denver, Colorado as compared to $0 for the same period in 2009; $0.4 million for the expansion of the hybrid learning center in Allen, Texas compared to $0 the same period the prior year; $0.2 million for the expansion of the hybrid learning center in Wichita, Kansas compared to $0 for the same period in 2009; $0.2 million for the expansion of the hybrid learning center in Colorado Springs, Colorado as compared to $0 for the same period in 2009, $0.4 million for the expansion of the nursing programs in Wichita, Kansas; Bloomington, Minnesota; Albuquerque, New Mexico; Rapid City, South Dakota; and Sioux Falls, South Dakota as compared to $0.5 million for the same period in 2009, and $0.1 million for Distance Learning to convert the learning platform as compared to $0 for the same period in 2009.
Auxiliary. Auxiliary expenses for the three months ended November 30, 2010 were $0.9 million, for an increase of $0.3 million, or 42.0%, as compared to auxiliary expenses of $0.6 million for the same period in 2009.
Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the three months ended November 30, 2010 was $4.8 million, a decrease of $1.6 million or 24.4%, as compared to $6.4 million for the same period in 2009. Again this decrease is due to the additional legal fees associated with the Senate HELP request, the additional accrual for the CEO contract, and the additional expenses related to the development of additional education centers.

Other
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended	Three Months Ended
	November 30, 2010	November 30, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	0.0	0.0
Selling, general and administrative	201.2	87.7
Auxiliary expense	0.0	0.0
Cost of condominium sales	0.0	35.3

Total operating expenses	201.2	123.0
Operating income (loss)	(101.2)	(23.0)
Interest expense	0.0	(26.2)
Interest income	0.0	0.0
Other income (expense)	17.9	5.1

Loss before non-controlling interest and taxes	(83.3)%	(44.0)%
Total revenue for the three months ended November 30, 2010 was $0.3 million, a decrease of $0.2 million or 46.4%, as compared to $0.5 million for the same period in 2009. The decrease was primarily due to lack of sales of condominiums in the three months ended November 30, 2010. Revenue from condominium sales for the three months ended November 30, 2010 was $0 million, a decrease of $0.2 million or 100.0%, as compared to $0.2 million for the same period in 2009. The selling, general and administrative expense as a percentage of total revenue increased by 113.5 percentage points for the three months ended November 30, 2010, to 201.2%, as compared to 87.7% for the same period in 2009. This increase was primarily the result of decreased revenue base to support a larger margin impact for these expenses. The selling, general and administrative expenses for the three months ended November 30, 2010 were $0.5 million, an increase of 23.1%, as compared to $0.4 million for the same period in 2009. The cost of the condominium sales for the three months ended November 30, 2010 was $0, a decrease of $0.2 million or 100.0%, as compared to $0.2 for the same period in 2009. The costs decreased due to the decrease in the condominium sales.
Liquidity and Capital Resources
Liquidity. At November 30, 2010, and May 31, 2010, cash, cash equivalents and marketable securities were $39.0 million and $19.8 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities for November 30, 2010 and May 31, 2010 were $7.1 million and $11.1 million, respectively.

We maintain one line of credit to support ongoing operations. This line of credit is available to support timing differences between inflows and outflows of cash. During the second quarter of 2011 as well as the six months ended November 30, 2010, the line of credit was not utilized. We retain this $3 million revolving line of credit with Wells Fargo Bank. Advances under the line bear interest at a variable rate based on prime and are secured by the Company’s checking, savings and investment accounts held by the bank. There were no advances outstanding against this line at November 30, 2010 and May 31, 2010.
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
Operating Activities. Net cash provided by operating activities for the six months ended November 30, 2010 and 2009 were $2.3 million and $4.2 million, respectively. The decrease is related primarily to decreased net income primarily as a result of the expenses related to the Senate HELP committee request.
Investing Activities. Net cash provided by investing activities were $1.2 million for the six months ended November 30, 2010, as compared to the net cash provided by investing activities of $0.1 million for the six months ended November 30, 2009. The increase in the cash provided by investing activities was primarily related to the selling of investments in fiscal year 2011. Our investment committee is focused on capital preservation and management focuses on investing the cash in the best form with the highest return available that still maintains the preservation of the capital. This increase is a result of the timing of when investments matured compared to when they get reinvested.
Financing Activities. Net cash provided by financing activities were $19.6 million and $18.9 million for the six months ended November 30, 2010 and 2009, respectively. This increase is primarily a result of issuing additional stock in the secondary offering (net of the dividends paid) for the six months ended November 30, 2010 as compared to the cash received for the merger for the six months ended November 30, 2009.
Off-Balance Sheet Arrangements
Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Impact of Inflation
The Company believes inflation has had a minimal impact on results of operations for the six month period ended November 30, 2010. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

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
There were no changes to the Company’s internal control over financial reporting during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In December 2007, we completed our initial public offering, or IPO, pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended (File No. 333- 143098) that was declared effective by the SEC on November 26, 2007. Under the registration statement, we registered the offering and sale of 7,812,500 units, each unit consisting of one share of common stock, $0.0001 par value per share, and one warrant to purchase one share of common stock. A total of 6,626,300 units were sold in the offering at a price to the public of $8.00 per unit. After deducting underwriting discounts, commissions and offering expenses of approximately $4.2 million, we raised a total of $48.8 million.
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

National American University Holdings, Inc. (Registrant)
Dated: January 7, 2011	By:	/s/ Ronald Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002