Form 10-Q
period 2011-02-28
National American University Holdings, Inc.
filed 2011-04-08
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
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
As of April 1, 2011, 26,438,040 shares of common stock, $0.0001 par value, were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF
FEBRUARY 28, 2011 AND AUDITED CONDENSED CONSOLIDATED BALANCE
SHEET AS OF MAY 31, 2010
(In thousands except share and per share data)

	February 28,	May 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,640	$8,695
Short term investments	11,095	11,109
Student receivables — net of allowance of $268 and $203 at February 28, 2011 and May 31, 2010, respectively	2,408	1,823
Other receivables	1,494	952
Bookstore inventory	1,032	920
Deferred income taxes	1,641	1,574
Prepaid and other current assets	1,090	1,759

Total current assets	49,400	26,832

Total Property and Equipment — Net	19,550	15,881

OTHER ASSETS:
Condominium inventory	2,852	3,046
Land held for future development	312	312
Course development — net of accumulated amortization of $1,350 and $1,149 at February 28, 2011 and May 31, 2010, respectively	899	768
Other	789	447

	4,852	4,573

TOTAL	$73,802	$47,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,648	$4,315
Dividends payable	828	11,116
Student accounts payable	650	322
Deferred income	470	305
Income tax payable	1,043	231
Accrued and other liabilities	5,345	6,109

Total current liabilities	11,984	22,398

DEFERRED INCOME TAXES	1,370	1,151

OTHER LONG-TERM LIABILITIES	3,778	2,380

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock (50,000,000 authorized; 27,438,040 issued and 26,438,040 outstanding as of February 28, 2011; 21,819,653 issued and outstanding as of May 31, 2010)	3	2
Additional paid-in capital	56,337	19,165
Retained earnings	8,032	2,389
Treasury stock, at cost (1,000,000 shares at February 28, 2011)	(7,505)	0
Accumulated other comprehensive income	67	96

Total National American University Holdings, Inc. stockholders’ equity	56,934	21,652
Non-controlling interest	(264)	(295)

Total equity	56,670	21,357

TOTAL	$73,802	$47,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2011
AND FEBRUARY 28, 2010
(In thousands except share and per share data)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

REVENUE:
Academic revenue	$73,199	$59,021	$26,119	$21,685
Auxiliary revenue	4,583	3,893	1,370	1,249
Rental income — apartments	739	703	244	220
Condominium sales	224	694	0	456

Total revenue	78,745	64,311	27,733	23,610

OPERATING EXPENSES:
Cost of educational services	16,391	15,180	5,609	5,428
Selling, general and administrative	47,062	33,819	15,272	12,623
Auxiliary expense	2,119	1,454	579	418
Cost of condominium sales	193	564	0	398
Loss on disposition of property	70	0	19	0

Total operating expenses	65,835	51,017	21,479	18,867

OPERATING INCOME	12,910	13,294	6,254	4,743

OTHER INCOME (EXPENSE):
Interest income	112	160	38	41
Interest expense	0	(440)	0	(125)
Other income — net	96	176	25	128

Total other income (expense)	208	(104)	63	44

INCOME BEFORE INCOME TAXES	13,118	13,190	6,317	4,787

INCOME TAX EXPENSE	(5,134)	(5,241)	(2,438)	(1,785)

NET INCOME	7,984	7,949	3,879	3,002

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(31)	(14)	(12)	(30)

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	7,953	7,935	3,867	2,972

OTHER COMPREHENSIVE INCOME —
Unrealized losses on investments	(29)	(14)	(28)	(23)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$7,924	$7,921	$3,839	$2,949

(continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2011 AND
FEBRUARY 28, 2010
(In thousands except share and per share data)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Basic EPS
Class A
Distributed earnings	$—	$34.61	$—	$17.30
Undistributed earnings	$—	$37.17	$—	$8.16

Total	$—	$71.78	$—	$25.46

Common
Distributed earnings	$0.09	$0.06	$0.03	$0.03
Undistributed earnings	$0.21	$0.24	$0.12	$0.05

Total	$0.30	$0.30	$0.15	$0.08

Diluted EPS
Class A
Distributed earnings	$—	$34.61	$—	$17.30
Undistributed earnings	$—	$36.19	$—	$7.66

Total	$—	$70.80	$—	$24.96

Common
Distributed earnings	$0.09	$0.06	$0.03	$0.03
Undistributed earnings	$0.21	$0.23	$0.11	$0.05

Total	$0.30	$0.29	$0.14	$0.08

Weighted Average Shares outstanding
Basic EPS
Class A	—	100,000	—	100,000
Common	26,202,893	1,801,551	26,122,047	5,018,605

Diluted EPS
Class A	—	100,000	—	100,000
Common	26,956,077	2,276,277	26,846,982	6,370,298
(concluded)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011 AND FEBRUARY 28, 2010
(In thousands except share and per share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated		Equity
			Additional		other		attributable to	Total
	Class A	Common	paid-in	Retained	comprehensive	Treasury	non-controlling	stockholders’
	common	stock	capital	earnings	income	stock	interest	equity

Balance — May 31, 2009	$0	$0	$385	$7,251	$109	$(1,869)	$(984)	$4,892
Recapitalization of Dlorah, Inc.	0	1	22,508	0	0	0	0	22,509
Retirement of treasury stock	0	0	(1,869)	0	0	1,869	0	0
Merger costs associated with reverse merger	0	0	(3,359)	0	0	0	0	(3,359)
Contributed capital from non-controlling interest holders	0	0	0	0	0	0	685	685
Share based compensation expense	0	0	637	0	0	0	0	637
Dividends declared	0	0	0	(3,794)	0	0	0	(3,794)
Comprehensive income:
Net income	0	0	0	7,935	0	0	14	7,949
Unrealized loss on investments	0	0	0	0	(14)	0	0	(14)

Balance — February 28, 2010	$0	$1	$18,302	$11,392	$95	$0	$(285)	$29,505

Balance — May 31, 2010	$0	$2	$19,165	$2,389	$96	$0	$(295)	$21,357
Issuance of 4,550,000 shares common stock net of issuance cost of $1,578	0	1	30,498	0	0	0	0	30,499
Conversion of warrants to 1,068,687 shares common stock	0	0	5,876	0	0	0	0	5,876
Purchase of 1,000,000 shares common stock for the treasury	0	0	0	0	0	(7,505)	0	(7,505)
Share based compensation expense	0	0	798	0	0	0	0	798
Dividends declared	0	0	0	(2,310)	0	0	0	(2,310)
Comprehensive income:
Net income	0	0	0	7,953	0	0	31	7,984
Unrealized loss on investments	0	0	0	0	(29)	0	0	(29)

Balance — February 28, 2011	$0	$3	$56,337	$8,032	$67	$(7,505)	$(264)	$56,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011 AND FEBRUARY 28, 2010
(In thousands except share and per share data)

	Nine Months Ended
	February 28,	February 28,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,984	$7,949
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,067	1,685
(Gain)loss on disposition of property and equipment	70	(104)
Provision for uncollectable tuition	2,447	1,429
Noncash compensation expense	798	637
Deferred income taxes	152	(94)
Changes in assets and liabilities:
Accounts and other receivables	(3,574)	(4,257)
Student notes	(300)	(9)
Bookstore inventory	(112)	(198)
Prepaid and other current assets	(269)	(320)
Condominium inventories	194	564
Accounts payable	(478)	(12)
Deferred income	165	840
Other long-term liabilities	535	102
Income tax receivable/payable	812	(545)
Accrued and other liabilities	(764)	887

Net cash flows provided by operating activities	9,727	8,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(15,998)	(16,396)
Proceeds from sale of investments	15,983	1,615
Purchases of property and equipment	(4,604)	(2,409)
Proceeds from sale property and equipment	1	143
Course development	(332)	(244)
Other	(42)	(2)

Net cash flows used in investing activities	(4,992)	(17,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of lines of credit	0	(510)
Repayments of long-term debt	0	(3,445)
Contributed capital by non-controlling interest members	0	685
Cash paid for treasury stock	(7,505)	0
Cash received for warrants	5,876	0
Issuance of common stock	32,077	0
Cash paid for stock issuance	(640)	0
Cash received in reverse merger	0	22,092
Cash paid for merger costs	0	(3,359)
Dividends paid	(12,598)	(1,868)

Net cash flows provided by financing activities	17,210	13,595

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011 AND FEBRUARY 28, 2010
(In thousands except share and per share data)

	Nine months ended
	February 28,	February 28,
	2011	2010

NET INCREASE IN CASH AND CASH EQUIVALENTS	$21,945	$4,856

CASH AND CASH EQUIVALENTS — Beginning of year	8,695	3,508

CASH AND CASH EQUIVALENTS — End of period	$30,640	$8,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the nine months ended February 28, 2011 and February 28, 2010, respectively	$0	$430

Tenant improvements paid by Lessor	$1,121	$0

Cash paid for income taxes	$4,169	$3,333

Dividends declared at February 28, 2011 and February 28, 2010	$828	$1,926

(Concluded)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts, except share and per share data, in thousands)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University, and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements. These financial statements are condensed and do not contain all disclosures required in annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Form 10-K filed on August 18, 2010. Furthermore, the results of operations and cash flows for the nine month periods ended February 28, 2011 and February 28, 2010, are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.

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

The Company, formerly known as Camden Learning Corporation, was incorporated in the State of Delaware on April 10, 2007. The Company was a special purpose acquisition company formed to serve as a vehicle for the acquisition of an operating business. On November 23, 2009, Dlorah became a wholly-owned subsidiary of the Company (the “Transaction”), pursuant to an Agreement and Plan of Reorganization between the Company and Dlorah. In connection with the Transaction, the stockholders of Dlorah received approximately 77% of the equity of the Company, and Dlorah was deemed to be the acquirer for accounting purposes. The Transaction has been accounted for as a reverse merger accompanied by a recapitalization. As a result of the Transaction, the historical results of Dlorah became the historical results of the Company. The accompanying consolidated statements of operations for the nine months and three months ended February 28, 2010, and stockholders’ equity and cash flows for the nine months ended February 28, 2010 have been updated to reflect the effects of the recapitalization on common stock, stockholders’ equity accounts and earnings per share.

The Company’s common stock is listed on The Nasdaq Global Market. The Company owns and operates National American University (“NAU” or the “University”). NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering Associate, Bachelor’s and Master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites, as well as online via the Internet. Operations include educational sites located in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, online learning programs and contracts to provide instruction and course materials to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with Department of Education requirements, which include, among other items, the maintenance of certain financial ratios.

The Company, through its Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

Approximately 93% and 92% of the Company’s total revenues for the nine months ended February 28, 2011 and February 28, 2010, respectively, were derived from NAU’s academic revenue. Approximately 94% and 92% of the Company’s total revenues for each of the three months ended February 28, 2011 and 2010 were derived from NAU’s academic revenue.

3.	RECLASSIFICATION

Certain items have been reclassified within operating expenses in the three and nine months ended February 28, 2010 statements of operations in order to conform with the current presentation. Specifically, rent expense (which included rent, common area maintenance fees, and property taxes) was reclassified from selling, general and administrative to cost of education. The reclassification totaled $1,185 in the first quarter of fiscal year 2010, $1,182 in the second quarter of 2010, and $1,305 in the third quarter of 2010, for a total of $3,672 for the nine months ended February 28, 2010. There was no impact to operating income or net income as previously reported.

4.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised warrants and restricted stock. As described in Note 6, the Company had one class of common stock outstanding as of February 28, 2011. All issued and outstanding shares of the class A common stock were converted to common stock on May 27, 2010.

	For the nine months ended		For the three months ended
	February 28,		February 28,
	2011	2010	2011	2010
Numerator:
Net Income Attributable to National American University Holdings, Inc.	$7,953	$7,935	$3,867	$2,972
Distributed Earnings (DE)	$2,309	$3,792	$793	$1,896
Undistributed Earnings (UE)	$5,644	$4,143	$3,074	$1,076

UE attributable to Class A — basic	$—	$3,717	$—	$816
UE attributable to Common — basic	$5,644	$426	$3,074	$260
DE attributable to Class A — basic	$—	$3,461	$—	$1,730
DE attributable to Common — basic	$2,309	$332	$793	$166

Denominator:
Class A Shares	—	100,000	—	100,000
Weighted average shares outstanding used to compute basic net income per common share	26,202,893	1,801,551	26,122,047	5,018,605
Incremental shares issuable upon the assumed exercise of restricted shares	83,467	68,636	83,166	68,636
Incremental shares issuable upon the assumed exercise of warrants	669,717	406,090	641,769	1,283,057
Common shares used to compute diluted net income per share	26,956,077	2,276,277	26,846,982	6,370,298

Basic net income per Class A share	$—	$71.78	$—	$25.46
Basic net income per common share	$0.30	$0.30	$0.15	$0.08

Diluted net income per Class A share	$—	$70.80	$—	$24.96
Diluted net income per common share	$0.30	$0.29	$0.14	$0.08
Outstanding options of 110,000 were not included in the computation of diluted net income per common share for the three and nine months ended February 28, 2011 because their effect would be antidilutive.
Subsequent to the filing of the Form 10-Q for the quarter ended February 28, 2010, the Company identified errors in the calculation of undistributed earnings per share — Class A, basic and dilutive; distributed earnings per share — Common, basic and dilutive; and weighted average shares outstanding — Common, basic and dilutive for the three and nine months periods ended February 28, 2010.

The earnings per share calculations included within this Form 10-Q have been corrected. The effect of the correction on previously reported earnings per share and related weighted average shares outstanding are summarized in the following table.

	For the nine months ended		For the three months ended
	February 28, 2010		February 28, 2010
Basic EPS	As reported	As corrected	As reported	As corrected
Class A
Distributed earnings	$17.30	17.30	34.61	$34.61
Undistributed earnings	$8.08	8.16	37.03	$37.17

Total	$25.38	$25.46	$71.64	$71.78

Common
Distributed earnings	$0.03	0.03	0.15	$0.06
Undistributed earnings	$0.05	0.05	0.24	$0.24

Total	$0.08	$0.08	$0.39	$0.30

Diluted EPS
Class A
Distributed earnings	$17.30	$17.30	$34.61	$34.61
Undistributed earnings	$7.59	$7.66	$36.03	$36.19

Total	$24.89	$24.96	$70.64	$70.80

Common
Distributed earnings	$0.02	$0.03	$0.12	$0.06
Undistributed earnings	$0.05	$0.05	$0.23	$0.23

Total	$0.07	$0.08	$0.35	$0.29

Weighted Average Shartes outstanding
Basic EPS
Class A	100,000	100,000	100,000	100,000
Common	5,206,105	5,018,605	1,868,858	1,801,551

Diluted EPS
Class A	100,000	100,000	100,000	100,000
Common	6,557,798	6,370,298	2,354,081	2,276,277
5.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

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

The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001, and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. All shares of class A common stock were converted to common stock during the year ended May 31, 2010 at a rate of 157.3 shares of common stock for each share of class A common stock.

Of the authorized shares, 27,438,040 shares of common stock were issued and 26,438,040 shares were outstanding as of February 28, 2011. No shares of preferred stock were outstanding. On January 31, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares, not to exceed $10,000, of the Company’s outstanding common stock in open market or privately negotiated transactions. The Board determined, among other things, that the repurchase program would offset dilution from the exercise of existing warrants to purchase shares of common stock. During the third quarter fiscal 2011, NAUH repurchased 1,000,000 shares for $7,505. As of March 31, 2011, there were zero remaining shares authorized to be repurchased.

During the year ended May 31, 2010, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the offer and sale of up to 7,000,000 shares of its common stock (half coming from selling stockholders), plus 1,050,000 shares to cover over-allotment. The sale of 7,000,000 shares closed on June 1, 2010, and the sale of the 1,050,000 over-allotment shares closed on June 5, 2010. Also, in connection with the Transaction, the former Dlorah stockholders were issued, in the aggregate, warrants to purchase up to 2,800,000 shares of common stock at $5.50 per share that will expire if not converted by November 23, 2011. These warrants contain a cashless exercise feature. During February 2011, portions of these warrants were converted to 1,068,387 shares of common stock for total consideration of $5,876. The remaining warrants have not been exercised as of February 28, 2011.

Stock-Based Compensation
The following tables summarize activity under our 2009 Stock Option and Compensation Plan, which allows for the granting of stock options, restricted stock and restricted stock units (RSUs).

		Weighted Average Grant
Restricted Stock and RSUs Outstanding	Shares	Date Fair Value
Balance, May 31, 2010	110,333	$8.64
Granted RSU’s	53,000	5.52
Vested	—	—
Forfeited	—	—

Restricted Stock and RSU Outstanding, February 28, 2011	163,333	$7.63

The Company granted restricted stock awards in November 2009, December 2009, March 2010, and April 2010 to promote the long-term interests of the Company and its stockholders by using such awards as a means for attracting and retaining directors and key employees. The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date and accrued ratably as compensation expense over the vesting period of the award. The amounts recognized in compensation expense were $457 and $152, respectively for the nine months and three months ended February 28, 2011. As of February 28, 2011 there was $369 of total unrecognized compensation cost related to the restricted stock awards discussed above that will be recognized over a period extending to May 31, 2012.

During the quarter ended August 31, 2010, the company granted restricted stock units (“RSUs”) that vest May 31, 2011 based on the performance metric of an earnings before interest and taxes margin of 18% for the Company. The amounts recognized in compensation expense were $195 and $95, respectively for the nine months and three months ended February 28, 2011. As of February 28, 2011 there was $97 of total unrecognized compensation cost related to the restricted stock units discussed above that will be recognized over a period extending to May 31, 2011.

Stock Options

During the quarter ended August 31, 2010, the Company granted stock options that vest in incremental installments of one-half per year commencing on the first anniversary of the date of grant with a 10 year life. The amounts recognized in compensation expense were $145 and $48, respectively for the nine months and three months ended February 28, 2011. The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during the first quarter of 2011 were $3.52 per share using the following weighted average assumptions for grants:

February 28, 2011
Expected volatility	45.59%
Expected dividend yield	1.20%
Expected life (term)	5.75 years
Risk-free interest rate	0.50%
Exercise price	$9.35
A summary of stock option activity is as follows:

Weighted-
		Average	Weighted-Average
		Exercise	Remaining	Aggregate Intrinsic
	Shares	Price	Contractual Term	Value
(in years)
Balance at June 1, 2010	—	n/a
Granted	110,000	9.35
Forfeited / cancelled	—	n/a
Expired	—	n/a
Exercised	—	n/a
Balance at February 28, 2011	110,000	9.35	9.25	$0
As of February 28, 2011, none of the options were vested and therefore none were exercised.
Dividends

The holders of class A common stock were entitled to a quarterly dividend equal to $0.11 per quarter (for a total of $0.44 per year) per share of the common stock into which such class A common stock was convertible, paid when and if declared by the board of directors in accordance with the merger agreement for the Transaction. If a dividend was paid on the class A common stock, a dividend equal to one-fourth of the per share amount of any class A common stock dividend paid also had to be paid to holders of common stock. A dividend totaling $1,896 was declared on November 30, 2009, and $1,868 was paid in January and February 2010 with the difference related to restricted shares which will be payable once the restrictions lapse. A dividend totaling $1,896 was declared on January 27, 2010 and $1,868 was paid in March 2010 with the difference related to restricted shares which will be payable once the restrictions lapse. On May 10, 2010, the Company announced that on April 26, 2010, its board of directors declared, subject to the satisfaction of the condition set forth below, a one-time special cash dividend in the amount of $0.1609694 per share on each share of the Company’s common stock and in the amount of $0.6438774 per share on each share of the Company’s common stock issuable upon conversion of the class A common stock. This special dividend totaled $11,116 of which $11,089 was paid on June 4, 2010 with the difference related to restricted shares which will be payable once the restrictions lapse. Therefore, all the dividends in accordance with the merger agreement for the Transaction have been declared. In August 2010, the Company declared a dividend totaling $0.0275 per share which was paid on October 8, 2010. In October 2010, the Company declared a dividend totaling $0.03 per share which was paid on January 7, 2011. On January 31, 2011, the Company declared a dividend totaling $0.03 per share on all shares of common stock outstanding and of record as of the close of business on March 31, 2011, to be paid on April 8, 2011.

7.	INCOME TAXES

The effective tax rates for the nine months ended February 28, 2011 and February 28, 2010, were 39.1% and 39.7%, respectively. The effective tax rates for the three months ended February 28, 2011 and February 28, 2010, were 38.6% and 37.3%, respectively.

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

During the quarter ended August 31, 2010, the Company received a request for information from the U.S. Senate Committee on Health, Education, Labor and Pensions relating to the Committee’s ongoing hearings relating to for-profit colleges receiving Title IV student financial aid. The Company has incurred a total of $2.2 million in additional legal fees for this request which includes $0.6 million in the first quarter, $1.5 million in the second quarter, and an additional $0.1 million in expenses in the third quarter.

9.	CONDOMINIUM PROJECT

During 2008, the Company broke ground on a new building designed to contain 24 condominium units to be sold to the general public. The project was funded by a construction line of credit and was completed in 2009. These condominium units are accounted for within condominium inventories within the condensed consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the condensed consolidated statements of operations. Eight units have been sold as of February 28, 2011. One additional unit is under contract and is scheduled to close in April 2011.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at February 28, 2011 and May 31, 2010:

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

In accordance with the fair value hierarchy, the following table shows the fair value as of February 28, 2011 and May 31, 2010, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No other financial assets or liabilities are measured at fair value on a recurring or nonrecurring basis at February 28, 2010 or May 31, 2010.

	Quoted
	Prices in	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
February 28, 2011
Investments
CD’s and money market accounts	$1,627	$415	$—	$2,042
US treasury bills and notes	10,437	—	—	10,437

Total assets at fair value	$12,064	$415	$—	$12,479

May 31, 2010
Investments
CD’s and money market accounts	$1,547	$411	$—	$1,958
US treasury bills and notes	10,456	—	—	10,456

Total assets at fair value	$12,003	$411	$—	$12,414

11.	SEGMENT REPORTING

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

	Nine Months Ended			Nine Months Ended
	February 28, 2011			February 28, 2010
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$73,199	$0	$73,199	$59,021	$0	$59,021
Auxiliary revenue	4,583	0	4,583	3,893	0	3,893
Rental income — apartments	0	739	739	0	703	703
Condominium sales	0	224	224	0	694	694

Total revenue	77,782	963	78,745	62,914	1,397	64,311

Operating expenses:
Cost of educational services (1)	16,391	0	16,391	15,180	0	15,180
Selling, general and administrative (1)	45,774	1,288	47,062	32,548	1,271	33,819
Auxiliary expense	2,119	0	2,119	1,454	0	1,454
Cost of condominium sales	0	193	193	0	564	564
Loss on disposition of property	70	0	70	0	0	0

Total operating expenses	64,354	1,481	65,835	49,182	1,835	51,017

Income (loss) from operations	13,428	(518)	12,910	13,732	(438)	13,294

Other income (expense):
Interest income	112	0	112	160	0	160
Interest expense	0	0	0	(101)	(339)	(440)
Other income — net	0	96	96	(14)	190	176

Total other income (expense)	112	96	208	45	(149)	(104)

Income (loss) before taxes	$13,540	$(422)	$13,118	$13,777	$(587)	$13,190

(1)
As discussed in Note 3, $3,672 of rent expense has been reclassified in FY 2010 from selling, general, and administrative to cost of educational services to conform to the current presentation. As such, the amount for FY 2010 has been restated to properly reflect the balance within the NAU segment.

	Nine Months Ended			Year Ended
	February 28, 2011			May 31, 2010
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Total assets	$57,932	$15,870	$73,802	$33,085	$14,201	$47,286

	Three Months Ended			Three Months Ended
	February 28, 2011			February 28, 2010
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$26,119	$0	$26,119	$21,685	$0	$21,685
Auxiliary revenue	1,370	0	1,370	1,249	0	1,249
Rental income — apartments	0	244	244	0	220	220
Condominium sales	0	0	0	0	456	456

Total revenue	27,489	244	27,733	22,934	676	23,610

Operating expenses:
Cost of educational services (1)	5,609	0	5,609	5,428	0	5,428
Selling, general and administrative (1)	14,900	372	15,272	12,174	449	12,623
Auxiliary expense	579	0	579	418	0	418
Cost of condominium sales	0	0	0	0	398	398
Loss on disposition of property	19	0	19	0	0	0

Total operating expenses	21,107	372	21,479	18,020	847	18,867

Income (loss) from operations	6,382	(128)	6,254	4,914	(171)	4,743

Other income (expense):
Interest income	38	0	38	41	0	41
Interest expense	0	0	0	(20)	(105)	(125)
Other income — net	0	25	25	(14)	142	128

Total other income (expense)	38	25	63	7	37	44

Income (loss) before taxes	$6,420	$(103)	$6,317	$4,921	$(134)	$4,787

(1)
As discussed in Note 3, $1,305 of rent expense has been reclassified in FY2010 from selling, general, and administrative to cost of educational services to conform to the current presentation. As such the amount for FY2010 has been restated to properly reflect the entire balance within the NAU segment.

12.	SUBSEQUENT EVENTS
We evaluated subsequent events after the balance sheet date of February 28, 2011 through the date the consolidated financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these consolidated financial statements.

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
Background
National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering Associate, Bachelor’s and Master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 29 educational sites (six of which are pending regulatory approvals) located in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota.
As of February 28, 2011, NAU enrolled 3,619 students at its physical locations, 4,624 students for its online programs, and 1,687 students at its hybrid learning centers who attended physical campus locations and also took classes online. NAU also provided courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. We do not share revenues with these institutions, but rather charge a fee for our services, enabling us to generate additional revenue by leveraging our current online program infrastructure. As of February 28, 2011, agreements were in effect with eight institutions that, in the aggregate, enrolled approximately 7,000 students in online courses supported by NAU’s courseware development, technical support and online class hosting services.
The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 0.9% of our revenues for the quarter ended February 28, 2011 and 1.2% of our revenues for the nine months ended February 28, 2011.

Key Financial Results Metrics
Revenue. Revenue is derived mostly from NAU’s operations. For the nine months ended February 28, 2011, approximately 93% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s food services, bookstore, dormitory and motel operations and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.
Factors affecting net revenue include:
•	the number of students who are enrolled and who remain enrolled in courses throughout the term;
•	student’s choices of degree or program;
•	changes in tuition rates;
•
the number of other institutions for which NAU provides courseware development, technical support and online class hosting services, as well as the number of students enrolled by those institutions in programs supported by such services; and

•	the amount of scholarships for which students qualify.
We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the nine months ended February 28, 2011 and 2010 were 3.1% and 2.2%, respectively.
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

The following chart is a summary of our student enrollment for February 28, 2011, and February 28, 2010, by degree type and by instructional delivery method.

	February 28, 2011	February 28, 2010	% Growth for
	(Winter ’11 Qtr)	(Winter ’10 Qtr)	same quarter
	Number of Students	Number of Students	over prior year
Graduate	393	323	21.7%
Undergraduate and Diploma	9,537	7,666	24.4%

Total	9,930	7,989	24.3%

On-Campus	3,619	3,667	-1.3%
Online	4,624	3,198	44.6%
Hybrid	1,687	1,124	50.1%

Total	9,930	7,989	24.3%

We experienced a 24.3% growth in enrollment in winter term 2011 over winter term 2010. This growth was a significant increase over our historic enrollment growth, which has averaged approximately 11.5% annually since 1998. We believe this recent growth is attributable to four main factors: investment in the expansion and development of physical locations; investment in the expansion of current academic programs and development of new academic programs; the development of a disciplined student recruitment process; and the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. We also believe we have realized a significant increase in enrollments since 2005 due to our investment of approximately $22.6 million (net of the revenues associated with the new campuses being opened) to expand and develop physical locations and academic programming. In addition, we believe that our strategic initiatives were critical in obtaining the growth and results of operations that we have seen over the last year.
We plan to continue expanding and developing our academic programming, opening additional physical locations and, potentially, making acquisitions. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate our positive enrollment trends should continue. To the extent the economic downturn has caused enrollment growth, our ability to maintain or increase that portion of our growth may depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which these enrollment trends continue will be correlated with the opening of additional physical locations, the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through acquisitions. If market conditions decline or if we are unable to open new physical locations, develop or expand academic programming or make acquisitions, whether as a result of regulatory limitations or other factors, our growth rate may likely return to more historic levels.
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

Factors affecting comparability
Set forth below are selected factors we believe have had, or which we expect to have, a significant effect on the comparability of our recent or future results of operations:
Introduction of new programs and specializations. We plan to develop additional degree and diploma programs and specializations over the next several years. When introducing new programs and specializations, we invest in curriculum development, support infrastructure and marketing research. Revenues associated with these new programs are largely dependent upon enrollments, which are lower during the periods of introduction. During this period of introduction and development, the rate of growth in revenues and operating income has been, and may be, adversely affected, in part, due to these factors. Historically, as the new programs and specializations developed, increases in enrollment were realized, cost-effective delivery of instructional and support services are achieved, economies of scale were recognized and more efficient marketing and promotional processes were gained.
Introduction of new physical locations. We plan to develop additional physical locations over the next several years. When opening new locations, we invest significant funds in expenses related to opening new locations without the immediate impact of revenue to offset these expenses. Usually included in these expenses are capital funds for equipment and buildouts as well as operating funds for staff salaries and marketing dollars. These expenses likely will negatively impact the operating margin in the short-term with long-term gains realized later due to the increased revenues.
Public company expenses. As a public company, we have begun and will continue to incur significant additional costs and expenses such as increased legal and audit fees, professional fees, director and officer insurance costs, board of director fees and expenses related to compliance with the Sarbanes-Oxley Act regulations and The Dodd-Frank Wall Street Reform and Consumer Protection Act and preparing and distributing periodic reports in compliance with obligations under the federal securities laws. In addition, we will likely have to hire additional personnel and expand our administrative functions to become compliant, and maintain compliance, with the regulatory obligations of being a public company. We estimate that the additional costs of being a public company will be between $1.0 million and $2.0 million annually, which we expect to fund through cash provided by operating activities.
Stock-based compensation. We expect to incur non-cash, stock based compensation expense in connection with existing and future issuances under our 2009 Stock Option and Compensation Plan or other equity incentive plans.
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

Department of Education Rulemaking
On October 29, 2010, the U.S. Department of Education (the “Department”) published in the Federal Register final regulations addressing all 14 topics addressed in its June 18, 2010 Notice of Proposed Rulemaking (the “June NPRM”) and its July 26, 2010 Notice of Proposed Rulemaking (the “July NPRM”), other than sections of the proposed definition of “gainful employment” for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation. The final regulations published in the Federal Register are effective July 1, 2011, except for rules pertaining to verification and updating of student aid application information, which are effective July 1, 2012. Although we are still in the process of reviewing the final regulations to determine what, if any, impact they may have on our business and institutions, we believe the following new regulations are likely to have the most impact:
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
The final regulations issued on October 29, 2010 also require that, for each program leading to “gainful employment” in a recognized occupation, institutions must provide prospective students with information concerning the occupation that the program prepares students to enter; the program’s on-time graduation rate; the tuition and fees it charges a student for completing the program within normal time, along with the costs of books, supplies, room, and board; the placement rate for students completing the program; and the median loan debt incurred by students who completed the program. Institutions must also provide the Department with information that will allow determination of student debt levels and incomes after program completion. It is unclear at this time the level of administrative burden, increased costs, or effect on growth and enrollments that may result from these new reporting and disclosure requirements. There remain many open questions and interpretive issues with respect to these aspects of the final regulations. We are currently evaluating the impact of these rules on our business and will continue to monitor developments in this area.
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

Pending Department of Education Program Review
From time to time, institutions that participate in the Title IV programs of federal student financial assistance are subject to program reviews by the Department. In March 2011, the Department announced a program review site visit for NAU, which is presently scheduled to occur in April 2011. Site visits are the first step in the program review process. After the site visit, the Department will prepare a program review report, NAU will have an opportunity to respond, and the Department will issue a final program review determination, which may be appealed. If the Department were to make significant findings of non-compliance by NAU in this or any future program review, it could have a material adverse effect on our business, financial condition and results of operations.
Results of Operations — Nine Months Ended February 28, 2011 Compared to Nine Months Ended February 28, 2010
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months	Nine Months
	Ended February 28,	Ended February 28,
	2011	2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	20.8	23.6
Selling, general and administrative	59.8	52.6
Auxiliary expense	2.7	2.3
Cost of condominium sales	0.2	0.9
Loss on disposition of property	0.1	0.0

Total operating expenses	83.6	79.3
Operating income	16.4	20.7
Interest expense	0.0	(0.7)
Interest income	0.1	0.2
Other income	0.1	0.3

Income before income taxes	16.6	20.5
Income tax expense	(6.5)	(8.1)
Net income attributable to non controlling interest	0.0	0.0

Net income attributable to the Company	10.1%	12.3%

For the nine months ended February 28, 2011, our total revenue was $78.7 million, an increase of $14.4 million or 22.4%, as compared to total revenue of $64.3 million for the same period in 2010. The increase was primarily due to the execution of our strategic growth initiatives which resulted in an enrollment increase of 24.3% during the winter quarter 2011 over the winter quarter 2010 despite with the loss of one of our affiliate relationships in the amount of $2.6 million. Our revenue from the nine months ended February 28, 2011 consisted of $77.8 million from our NAU operations and $1.0 million from our other operations. Total operating expenses were $65.8 million or 83.6% of total revenue for the nine months ended February 28, 2011, which is an increase of $14.8 million compared to the same period in 2010. Income from operations was $12.9 million or 16.4% of total revenue for the nine months ended February 28, 2011, which is a decrease of $0.4 million compared to the same period in 2010. Net income attributable to the Company was $8.0 million or 10.1% of total revenue for the nine months ended February 28, 2011, an increase of 0.2%, compared to the same period in 2010. The enrollment increases were driven by management’s execution of our strategic initiatives which detailed our investment in new educational sites and programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. Selling, general, and administrative expenses increased slightly more than $13.2 million. Of the total increase, spending in development of new campuses and academic programming increased $5.3 million over the previous year, increases in spending due to staffing and marketing in admission was $2.5 million, additional expense for a new employment contract with the Company’s CEO was $0.4 million, increased legal fees was $3.2 million (which includes the U.S. Senate Committee on Health, Education, Labor, and Pension (“HELP”) expenses), and additional expenses of $0.8 million was for stock compensation expense. The increase in the spending in development of new campuses and academic programming area largely consisted of expenses to develop the Austin, Texas campus and open hybrid learning centers in Colorado, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, and Texas as well as expand the nursing program into Kansas, Minnesota, South Dakota, and Texas. The increase in staffing and marketing expenses has not resulted in material loss in efficiencies and has held steady as a percentage basis with the same quarter from the prior year. Legal fees increased primarily as a result of preparing responses to the request for information from the U.S. Senate Committee on HELP relating to the Committee’s ongoing hearings relating to for-profit colleges receiving Title IV student financial aid, for which the Company incurred $2.2 million in additional legal fees as well as an additional $1.0 million for trademark infringement and employment matters. The Company currently does not anticipate to incur any future material expenses related to these trademark infringement or employment matters. The additional details regarding these variances for the nine months over nine months are described in greater detail below.

NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months	Nine Months
	Ended February 28,	Ended February 28,
	2011	2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	21.1	24.1
Selling, general and administrative	58.8	51.7
Auxiliary expense	2.7	2.3
Loss on disposition of property	0.1	0.0

Total operating expenses	82.7	78.2
Operating income	17.3	21.8
Interest expense	0.0	(0.2)
Interest income	0.1	0.3
Other income	0.0	0.0

Income before non-controlling interest and taxes	17.4%	21.9%
Total revenue. The total revenue for NAU for the nine months ended February 28, 2011 was $77.8 million, an increase of $14.9 million or 23.6%, as compared to total revenue of $62.9 million for the same period in 2010. The increase was primarily due to the enrollment increase of 24.3% over the prior year, which we believe largely resulted from our investment in new program development, program expansion, development of new educational sites and retention initiatives with current student enrollments. In addition, the increase in total revenue also reflect board approved tuition increase of 4.3% that became effective September 2010. We believe that the execution of NAU’s well-defined strategic initiatives contributed to the increase in the revenues.
The academic revenue for the nine months ended February 28, 2011 was $73.2 million, an increase of $14.2 million or 24.0%, compared to the academic revenue of $59.0 million for the same period in 2010. The increase was primarily due to the enrollment increase over the prior year. The increase in academic revenue was offset by the loss of Harrison College account to which NAU previously provided courseware development, technical support and online class hosting services which totaled $2.6 million compared to the same period in 2010. The auxiliary revenue was $4.6 million, an increase of $0.7 million or 17.7%, as compared to auxiliary revenue of $3.9 million for the same period in 2010. The increase in auxiliary revenue was primarily due to additional book sales for the additional students being served.

Cost of educational services. The educational services expense as a percentage of total revenue decreased by 3.0 percentage points for the nine months ended February 28, 2011, to 21.1%, as compared to 24.1% for the same period in 2010. This decrease was largely a result of our strategic initiative to increase student enrollment in online courses. Our academic advisors inform our students of the availability to take classes at physical education sites or through our online delivery platform. The students decide based on their workload, family schedules, and overall comfort with technology, which platform they want to use to take their classes. Due to the rapid technological advancement in society, we are finding that more students are selecting the online option once they understand (from our academic counseling sessions) how the online delivery works and what the expectations would be from the students in taking the online courses. In addition, for those students electing the online platform, we have developed online student orientation sessions in which students are required to participate to learn how to navigate the learning platform and better understand the expectations from the student. Through these sessions, we believe the student gains greater flexibility in completing courses in a format that enables them to be taught when convenient and NAU gains greater student to instructor efficiencies which leads to decreased expenses. The educational services expenses for the nine months ended February 28, 2011 were $16.4 million, an increase of $1.2 million, or 8.0% as compared to educational expenses of $15.2 million for the same period in 2010. This increase was primarily due to increases in instructional compensation and related expenses resulting from our increasing number of faculty and staff to provide and sustain quality educational services to our growing student population.
Included in this category is the reclassification of facilities expenses to align our expenses reporting practices with those carried out by others in our industry. These expenses were moved from the selling, general, and administrative expense category to the cost of educational services expense. The following chart details the breakout of these expenses quarterly for the previous year:

	Q1 - Ended	Q2 - Ended	Q3 - Ended
	August 31,	November 30,	February 28,	9 months
(in thousands)	2009	2009	2010	Total
Reclassification of facilities expenses	$1,185	$1,182	$1,304	$3,671
Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 7.1 percentage points for the nine months ended February 28, 2011 to 58.8%, as compared to 51.7% for the same period in 2010. The selling, general and administrative expenses for the nine months ended February 28, 2011 were $45.8 million, an increase of $13.2 million, or 40.6%, as compared to selling, general and administrative expenses of $32.5 million for the same period in 2010. The increase was primarily attributable to the additional support staff necessary to support the continued growth of the university resulting in additional expense of approximately $0.6 million, additional expense for a new employment contract with the Company’s CEO of $0.4 million, increased admission staff to support our growth plan resulting in additional expense of approximately $2.5 million, increased expenses related to business expansion and development for new programming and new campuses (consistent with our strategic initiatives) of approximately $5.3 million, increased fees for the Senate HELP request of $2.2 million, stock compensation expense of $0.8 million and increased corporate overhead due to us operating as a public company of approximately $0.1 million which is mainly legal and accounting fees.

The gross expenditures associated with the development and expansion of new educational sites and new programs referred to above as business expansion and development expense increased by $5.3 million. Consistent with our strategic plan, for the nine months ended February 28, 2011, the total business expansion and development expenditures were $9.4 million compared to $4.1 million for the same period in 2010. The details of these figures are included in the chart below:

	Nine	Nine
	months	months
	ended	ended
	February 28,	February 28,
	2011	2010	Difference
	(in millions)	(in millions)	(in millions)
Austin TX Campus	$2.2	$1.6	$0.6
Lee’s Summit MO Education Center	1.5	0.4	1.1
Minnetonka MN Education Center	1.4	0.6	0.8
Wichita KS Education Center	0.7	—	0.7
Colorado Springs CO Education Center	0.7	—	0.7
Centennial CO Education Center	0.5	0.1	0.4
Allen TX Recruitment Center	0.9	—	0.9
Tulsa OK Education Center	0.2	—	0.2
Distance Learning converions to D2L	0.1	—	0.1
Nursing Programs	1.2	1.4	(0.2)

Total	$9.4	$4.1	$5.3

Auxiliary. Auxiliary expenses for the nine months ended February 28, 2011 were $2.1 million, reflecting an increase of $0.7 million, or 45.7%, as compared to auxiliary expenses of $1.5 million for the same period in 2010. This increase is primarily due to increased book sales due to the increased number of students.
Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the nine months ended February 28, 2011 was $13.5 million, a decrease of $0.2 million or 1.7%, as compared to $13.8 million for the same period in 2010. Again this decrease is largely due to the additional expenses discussed above.

Other
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months	Nine Months
	Ended February 28,	Ended February 28,
	2011	2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Selling, general and administrative	133.8	91.0
Cost of condominium sales	20.0	40.4

Total operating expenses	153.8	131.4
Operating loss	(53.8)	(31.4)
Interest expense	0.0	(24.3)
Other income	10.0	13.6

Loss before non-controlling interest and taxes	(43.8)%	(42.0)%
Total revenue for the nine months ended February 28, 2011 was $1.0 million as compared to $1.4 million for the same period in 2010. Revenue from condominium sales for the nine months ended February 28, 2011 was $0.2 million as compared to $0.7 million for the same period in 2010. The selling, general and administrative expense as a percentage of total revenue increased by 42.8 percentage points for the nine months ended February 28, 2011 to 133.8%, as compared to 91.0% for the same period in 2010. The selling, general and administrative expenses for the nine months ended February 28, 2011 were $1.3 million, remaining flat, as compared to $1.3 million for the same period in 2010. The cost of the condominium sales for the nine months ended February 28, 2011 was $0.2 million compared to $0.6 million for the same period in 2010.

Results of Operations — Three Months Ended February 28, 2011 Compared to Three Months Ended February 28, 2010
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months	Three Months
	Ended February 28,	Ended February 28,
	2011	2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	20.2	23.0
Selling, general and administrative	55.1	53.5
Auxiliary expense	2.0	1.8
Cost of condominium sales	0.0	1.7
Loss on disposition of property	0.1	0.0

Total operating expenses	77.4	79.9
Operating income	22.6	20.1
Interest expense	0.0	(0.5)
Interest income	0.1	0.2
Other income	0.1	0.5

Income before income taxes	22.8	20.3
Income tax expense	(8.9)	(7.6)
Net income attributable to non controlling interest	0.0	(0.1)

Net income attributable to the Company	13.9%	12.6%
For the three months ended February 28, 2011, our total revenue was $27.7 million, an increase of $4.1 million or 17.5%, as compared to total revenue of $23.6 million for the same period in 2010. The increase, we believe, was primarily due to the execution of our strategic growth plan driving an increase in enrollment of 24.3% during the winter quarter 2011 over the winter quarter 2010 coupled with the loss of an affiliate relationship with a $1.1 million impact. Our revenue from the three months ended February 28, 2011 consisted of $27.5 million from our NAU operations and $0.2 million from our other operations. Total operating expenses were $21.5 million or 77.4% of total revenue for the three months ended February 28, 2011, reflecting an increase of $2.6 million compared to the same period in 2010. Income from operations was $6.3 million or 22.6% of total revenue for the three months ended February 28, 2011, reflecting an increase of $1.5 million compared to the same period in 2010. Net income attributable to the Company was $3.9 million or 13.9% of total revenue for the three months ended February 28, 2011, an increase of 30.1%, compared to the same period in 2010. The enrollment increases, we believe, were driven by management’s execution of our strategic initiatives which detailed our investment in strategic new educational sites and programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. Selling, general, and administrative expenses increased almost $2.6 million primarily as a result of increased spending in continuing the expansion of the Austin, Texas campus and opening hybrid learning centers in Colorado, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, and Texas as well as expanding the nursing program into Kansas, Minnesota, South Dakota, and Texas. The additional details regarding these variances quarter over quarter are described in greater detail below.

NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended	Three Months Ended
	February 28, 2011	February 28, 2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	20.4	23.7
Selling, general and administrative	54.2	53.1
Auxiliary expense	2.1	1.8
Loss on disposition of property	0.1	0.0

Total operating expenses	76.8	78.6
Operating income	23.3	21.4
Interest expense	0.0	(0.1)
Interest income	0.1	0.2
Other income	0.0	(0.1)

Income before non-controlling interest and taxes	23.4%	21.5%
Total revenue. The total revenue for the three months ended February 28, 2011 was $27.5 million, an increase of $4.6 million or 19.9%, as compared to total revenue of $22.9 million for the same period in 2010. The increase was driven by our 24.3% enrollment increase during the winter quarter 2011 over the winter quarter 2010, which we believe resulted from our investment in program development and expansion, new and expanded affiliate relationships (courseware development, technical support, and online hosting services), and new hybrid learning centers. These numbers are also reflective of the decrease in revenue of $1.1 million due to the loss of the Harrison College account to which NAU previously provided courseware development, technical support, and online class hosting services.
The academic revenue for the three months ended February 28, 2011 was $26.1 million, an increase of $4.4 million or 20.5%, as compared to academic revenue of $21.7 million for the same period in 2010. The increase was primarily due to the enrollment increase over the prior year, which we believe was driven by management’s execution of our key strategic initiatives. The auxiliary revenue was $1.4 million, an increase of $0.1 million or 9.7%, as compared to auxiliary revenue of $1.2 million for the same period in 2010. This increase was primarily due to increased book sales and instructional material fees resulting from increased enrollment.
Cost of educational services. The educational services expense as a percentage of total revenue decreased by 3.3 percentage points for the three months ended February 28, 2011, to 20.4%, as compared to 23.7% for the same period in 2010. This decrease we believe was a result of our strategic initiative to increase student enrollment in online courses. Our academic advisors inform our students of the availability to take classes at physical education sites or through our online delivery platform. The students decide based on their workload, family schedules, and overall comfort with technology, which platform they want to use to take their classes. Due to the rapid technological advancement in society, we are finding that more students are selecting the online option once they understand (from our academic counseling sessions) how the online delivery works and what the expectations would be from the students in taking the online courses. In addition, for those students electing the online platform, we have developed online student orientation sessions in which students are required to participate to learn how to navigate the learning platform and better understand the expectations from the student. Through these sessions, we believe the student gains greater flexibility in completing courses in a format that enables them to be taught when convenient and NAU gains greater student to instructor ratios leading to increased efficiencies. The educational services expenses for the three months ended February 28, 2011 were $5.6 million, an increase of $0.2 million, or 3.3% compared to educational expenses of $5.4 million for the same period in 2010. This increase was primarily due to increases in instructional compensation and related expenses resulting from our increasing number of faculty and staff to provide and sustain quality educational services to our growing student population.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 1.1 percentage points for the three months ended February 28, 2011 to 54.2%, compared to 53.1% for the same period in 2010. The selling, general and administrative expenses for the three months ended February 28, 2011 were $14.9 million, an increase of $2.7 million, or 22.4%, compared to selling, general and administrative expenses of $12.2 million for the same period in 2010. The increase was primarily attributed to increased spending of $2.0 million in business expansion and development (consistent with our strategic initiatives).
The gross expenditures associated with the development and expansion of new educational sites and new programs referred to above as business expansion and development expense increased $2.0 million. Consistent with our strategic initiatives, for the three months ended February 28, 2011, the total business expansion and development expenditures were $3.8 million compared to $1.8 million for the same period in 2010 as detailed below:

	Three	Three
	months	months
	ended	ended
	February 28,	February 28,
	2011	2010	Difference
	(in millions)	(in millions)	(in millions)
Austin TX Campus	$0.8	$0.6	$0.2
Lee’s Summit MO Education Center	0.6	0.3	0.3
Minnetonka MN Education Center	0.5	0.4	0.1
Wichita KS Education Center	0.4	—	0.4
Colorado Springs CO Education Center	0.3	—	0.3
Centennial CO Education Center	0.2	—	0.2
Allen TX Recruitment Center	0.3	—	0.3
Tulsa OK Education Center	0.2	—	0.2
Nursing Programs	0.5	0.5	—

Total	$3.8	$1.8	$2.0

Auxiliary. Auxiliary expenses for the three months ended February 28, 2011 were $0.6 million and remained flat as compared to auxiliary expenses of $0.4 million for the same period in 2010.
Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the three months ended February 28, 2011 was $6.4 million, an increase of $1.5 million or 30.5%, compared to $4.9 million for the same period in 2010.
Other
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended	Three Months Ended
	February 28, 2011	February 28, 2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Selling, general and administrative	152.5	66.4
Cost of condominium sales	0.0	58.9

Total operating expenses	152.5	125.3
Operating income (loss)	(52.4)	(25.3)
Interest expense	0.0	(15.5)
Interest income	0.0	0.0
Other income (expense)	10.2	21.0

Loss before non-controlling interest and taxes	(42.2)%	(19.8)%
Total revenue for the three months ended February 28, 2011 was $0.2 million, a decrease of $0.4 million or 63.9%, compared to $0.7 million for the same period in 2010. The decrease was primarily due to lack of sales of condominiums in the three months ended February 28, 2011. For the three months ended February 28, 2011, revenue from condominium sales was $0 million, a decrease of $0.5 million or 100%, as compared to $0.5 million for the same period in 2010. The selling, general and administrative expense as a percentage of total revenue increased by 86.1 percentage points for the three months ended February 28, 2011 to 152.5%, compared to 66.4% for the same period in 2010. This increase was primarily the result of decreased revenue base to support a larger margin impact for these expenses. The selling, general and administrative expenses for the three months ended February 28, 2011 were $0.4 million, remaining flat, as compared to $0.4 million for the same period in 2010. The cost of the condominium sales for the three months ended February 28, 2011 was $0, a decrease of $0.4 million or 100.0%, as compared to $0.4 for the same period in 2010. The costs decreased due to no condominium sales occurring in the three months ended February 28, 2011.

Liquidity and Capital Resources
Liquidity. At February 28, 2011, and May 31, 2010, cash, cash equivalents and marketable securities were $41.7 million and $19.8 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities for February 28, 2011 and May 31, 2010 were $11.1 million respectively.
We maintain one line of credit to support ongoing operations. This line of credit is available to support timing differences between inflows and outflows of cash. During the third quarter of 2011, as well as the nine months ended February 28, 2011, the line of credit was not utilized. We retain this $3 million revolving line of credit with Wells Fargo Bank. Advances under the line bear interest at a variable rate based on prime and are secured by the Company’s checking, savings and investment accounts held by the bank. There were no advances outstanding against this line at February 28, 2011 and May 31, 2010.
Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion and development of new programming, development of new hybrid learning centers, and growth of our affiliate relationships. The current plan anticipates spending over $13.0 million in expenditures for our fiscal year ending May 31, 2011, as compared to $6.5 million for the fiscal year ended May 31, 2010. Also, we believe that we are positioned to further supplement our liquidity with debt, if needed.
Operating Activities. Net cash provided by operating activities for the nine months ended February 28, 2011 and 2010 were $9.7 million and $8.6 million, respectively. The increase is related primarily to the increase in results of operations after adjustments for certain non-cash items including $2.1 million in depreciation expense and $2.4 million for the provision for bad debt.
Investing Activities. Net cash used by investing activities were $5.0 million for the nine months ended February 28, 2011, as compared to the net cash used by investing activities of $17.3 million for the nine months ended February 28, 2010. The decrease in the cash used by investing activities was primarily related to the timing of investments maturing and the lack of proceeds from the sale of those investments in the period ended February 28, 2010 compared to the sales of investments in the period ended February 28,2 011.
Financing Activities. Net cash provided by financing activities were $17.2 million and $13.6 million for the nine months ended February 28, 2011 and 2010, respectively. This increase is primarily a result of issuing additional stock in our secondary offering (net of the dividends paid) for the nine months ended February 28, 2011, as compared to the cash received in connection with our merger with Dlorah, Inc. during the nine months ended February 28, 2010.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Impact of Inflation
The Company believes inflation has had a minimal impact on results of operations for the nine month period ended February 28, 2011. We also increase tuition (usually once a year) to assist offsetting inflationary impacts. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Because we are a smaller reporting company, we are not required to provide this information.

Item 4.	Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes to the Company’s internal control over financial reporting during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In connection with the transaction with Dlorah on November 23, 2009, we used $3.3 million of our IPO proceeds to redeem all of the outstanding warrants that were publicly traded immediately before the consummation of the Dlorah transaction, and $3.7 million of our proceeds from the IPO to buyout an employment agreement and for legal, accounting, filing, and insurance fees associated with being a public entity.
We have used and intend to use the remaining net proceeds from the IPO for general corporate purposes and growth initiatives, including expansion of educational sites.
Issuer Purchases of Equity Securities. The following table summarizes common stock repurchased by us during the quarter ended February 28, 2011:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs (1)	Programs (1)
December 1, 2010 – December 31, 2010	0	—	—	—
January 1, 2011 – January 31, 2011	0	—	—	—
February 1, 2011 – February 28, 2011	1,000,000	$7.51	1,000,000	0

(1)
On January 31, 2011, the Board of Directors approved a stock repurchase of up to 1,000,000 shares of the Company’s common stock in both open market and privately negotiated transactions for aggregate consideration not to exceed $10,000.

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

National American University Holdings, Inc.
(Registrant)
Dated: April 8, 2011	By:	/s/ Ronald Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002