Form 10-K
period 2011-05-31
National American University Holdings, Inc.
filed 2011-08-05
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2011, there were 26,546,499 shares of Common Stock, $0.0001 par value per share outstanding.
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $84.4 million.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2011 fiscal year) are incorporated by reference into Part III of this Report.

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
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications that such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include:
•	our ability to comply with the extensive and changing regulatory framework applicable to our industry, including Title IV, state laws and regulatory requirements and accrediting agency requirements;
•	the ability of our students to obtain Title IV funds, state financial aid, and private financing;
•	the pace of growth of our enrollment;
•	our conversion of prospective students to enrolled students and our retention of active students;
•	our ability to update and expand the content of existing programs and the development of new programs in a cost-effective manner or on a timely basis;
•	the competitive environment in which we operate;
•	our cash needs and expectations regarding cash flow from operations;
•	our ability to manage and grow our business and execution of our business and growth strategies;
•	our ability to maintain and expand existing commercial relationships with various corporations and U.S. Armed Forces and develop new commercial relationships;
•	our ability to adjust to the changing economic conditions;
•	our ability to use advances in technology that could enhance the online experience for our students;
•	our ability to sell the condominium units we own, and the general condition of the real estate market, in Rapid City, South Dakota;
•	our estimated future financial results or performance;
•	our actual financial performance generally; and

•	other factors discussed in this annual report under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulatory Matters.”

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
Overview
We are a provider of post-secondary education primarily focused on the needs of working adults and other non-traditional students. We own and operate National American University, a regionally accredited, proprietary, multi-campus institution of higher learning founded in 1941. Since 1998, we have been offering academic and degree programs online. Using both campus-based and online instruction, we provide Associate, Bachelor’s and Master’s degree and diploma programs in business-related disciplines, such as accounting, applied management, business administration, information technology and healthcare-related disciplines, such as nursing and healthcare management. Our mission is to prepare students of diverse interests, cultures and abilities for careers in our core fields in a caring and supportive environment.
We currently have 32 educational sites (five of which are pending regulatory approvals — Weldon Springs, Missouri; Bellevue, Nebraska; Tigard, Oregon; Mesquite, Texas; and Richardson, Texas) in the states of Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas. Several of our educational sites are hybrid learning centers, which utilize small physical facilities in strategic geographic areas, allowing our students to meet face-to-face with staff for assistance with their educational choices and related services while completing the majority of their coursework online. Working adults and other non-traditional students are attracted to the flexibility of our online programs and the convenience of our hybrid learning centers.
In addition to our university operations, we operate a real estate business known as Fairway Hills Developments, or Fairway Hills. Our real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Residential Development area of Rapid City, South Dakota.
NAU continues to experience significant growth in student enrollment, revenue and profits. Our enrollment increased from approximately 6,500 students as of May 31, 2009 to 8,800 students as of May 31, 2010, and then to approximately 10,000 students as of May 31, 2011, representing annual growth rates of approximately 35% from 2009 to 2010 and 14% from 2010 to 2011. During the same periods, our revenue grew from $62.6 million for the fiscal year ended 2009, to $89.8 million for fiscal year ended 2010, and then to $106.8 million for the fiscal year ended May 31, 2011, representing annual increases of 43.5% and 18.9%. Income before income taxes for the fiscal year ended May 31, 2009 was $4.9 million, compared to $16.5 million for the fiscal year ended May 31, 2010 and $16.7 million for the fiscal year ended May 31, 2011. Revenue for the NAU segment grew from $60.9 million in 2009 to $87.9 million in 2010 and then to $105.4 million in 2011 representing an increase of 44.4% between 2009 and 2010 and 19.8% from 2010 to 2011. Income before income taxes for the NAU segment grew from $5.4 million in 2009 to $17.3 million in 2010 to

$17.3 million in 2011. Total assets for the NAU segment grew from $20.6 million in 2009 to $33.1 million in 2010 and $60.2 million in 2011. Revenue for the other segment, consisting of our real estate business, grew from $1.7 million in 2009 to $1.9 million in 2010 and then decreased to $1.4 million in 2011 representing an increase of 10.5% between 2009 and 2010 and a decrease of 22.2% from 2010 to 2011. Loss before taxes for the other segment grew from $0.5 million in 2009 to $0.7 million in 2010 and then was reduced to $0.6 million in 2011. Total assets for the other segment grew from $8.2 million in 2009 to $14.2 million in 2010 and $17.7 million in 2011. We believe our recent growth in student enrollment, revenue and profit is the result of our marketing programs and attractive educational programs with flexible scheduling alternatives as well as a general increase in the demand for post-secondary education. In addition, we believe we have an opportunity to continue increasing revenue while controlling costs by further leveraging our online offerings and hybrid learning centers.
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
Since 1974, we have continued to expand educational sites, to add online education and to develop graduate degree programs. We have also developed professional programs in nursing and allied health that allow students to pursue degrees in these areas in a flexible learning environment. In addition, we have leveraged our online expertise into affiliations with other educational institutions that lack such online capabilities. Through these affiliations, which have resulted in increased revenue with little additional cost, we provide other institutions our curricula, faculty, consulting and technology services to enable them to deliver academic programs online. We have also created our “Best of Both Worlds — Instructional Delivery Platform™” program that, often in affiliation with foreign educational institutions, distributes our courses over the Internet to students overseas.
Corporate Information
National American University Holdings, Inc., formerly known as Camden Learning Corporation, was organized under the laws of the State of Delaware on April 10, 2007, as a blank check company to acquire one or more domestic or international assets of an operating business in the education industry. On November 23, 2009, as a result of the merger transaction with Dlorah, Inc., a South Dakota corporation, which owns and operates NAU, Dlorah became our wholly owned subsidiary. For accounting purposes, Dlorah was the acquirer and accounted for the transaction as a recapitalization. Accordingly, the financial statements included in this annual report on Form 10-K reflect the results of Dlorah. We conduct substantially all of our business and generate substantially all of our revenue through Dlorah. Our primary business is the operations of National American University, which generated 98.7% of our revenue in fiscal year 2011. We also have multi-family residential real estate operations in Rapid City, South Dakota, which generated 1.3% of our revenue in fiscal year 2011. We maintain a website at www.national.edu. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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
Approach to Academic Quality
We have identified a number of key elements to promote a high level of academic quality, and they include:
Performance based, career-oriented curricula. We create performance-based curricula designed to enable all students to gain the foundational knowledge, professional competencies and demonstrable skills, including technical and technological skills, required to be successful in their chosen fields. We design our curricula to address specific career-oriented objectives we believe working adult and other non-traditional students are seeking. We have invested significant human and financial resources in the implementation of this curricula development to support faculty and students in achieving prescribed student learning outcomes. Our performance-based curricula is designed and delivered by our faculty members who are committed to delivering a high quality, rigorous education to prepare our students for their careers.
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
Industry and Outlook
In a March 2009 report by the U.S. Department of Education’s National Center for Education Statistics, the number of students enrolled in post-secondary institutions was 18.2 million in 2007 and is projected to grow to 20.1 million by 2017. We believe a significant element causing the growth of the post-secondary education market is the growth of online education. The advent of the Internet and the ability to provide quality instruction to students via the Internet has made education available to persons who otherwise might not have time to obtain such education. This is especially true for working adults who often have limited time and resources to devote to education. According to Eduventures Inc., a leading information services company for the education market, online enrollment is projected to grow to 4.0 million students by 2014.
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
We compete with both for-profit and non-profit career-oriented schools, two-year junior colleges and community colleges. Competition is generally based on location, program offerings, modality, the quality of instruction, placement rates, selectivity of admissions, recruiting and tuition rates. We seek to compete against community colleges by offering more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We also seek to compete against other career schools by focusing on offering high demand, career-oriented programs, providing individual attention to students, and focusing on flexible degrees for working adults and other non-traditional students. We believe we are able to compete effectively in our respective local markets because of the diversity of our program offerings, quality of instruction, the strength of our brand, our reputation and our success in placing students with employers.
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
Our nursing and allied health programs. We have developed well-recognized nursing and allied health programs that provide students with an opportunity to obtain a professional degree. We continue to expand these programs and have applied for approval of new baccalaureate nursing programs in New Mexico and Texas. Our current nursing programs include an Associate of Science mobility program, Associate of Science Nursing, generic Bachelor of Science in Nursing, practical nurse to Bachelor of Science in Nursing, online Registered Nurse to Bachelor of Science Nursing program and Master of Science Nursing.
Our academic and regulatory excellence. We are regionally accredited through the Higher Learning Commission and are a member of the North Central Association of Colleges and Schools. In addition, many of our programs maintain specialized or programmatic accreditation, including accreditation from the National League of Nursing Accrediting Commission, the International Assembly for Collegiate Business Education and the American Bar Association.
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
Our experienced executive management team with strong operating history. Our executive management team possesses extensive experience in the management and operation of post-secondary education institutions. Our president, Dr. Jerry Gallentine, has worked in the education industry for over 45 years. Throughout his career, Dr. Gallentine has taught various courses as a professor and also served as a president of various higher learning institutions before guiding our growth and development since 1993. Dr. Ronald Shape, our chief executive officer and chief financial officer, began his career in higher education with us in 1991. He began teaching courses in accounting, auditing and finance in 1995. Dr. Shape became our chief fiscal officer in 2002 and our chief executive officer in April 2009. Dr. Samuel Kerr is our provost, secretary and general counsel. Dr. Kerr began his career in the education industry in 1983 as a high school English/Journalism instructor. He also taught education courses for a local college. After graduating from law school, he started his legal practice in 1992, serving in the capacities of special assistant attorney general for South Dakota State University, special assistant attorney general for South Dakota Department of Transportation, and our outside legal counsel. Dr. Kerr is also a faculty member in our graduate school. Venessa D. Green is the chief financial officer of NAU and began her career with NAU in December 2004. Ms. Green has also served as an adjunct faculty member of NAU since December 2006 teaching in both the undergraduate and graduate disciplines. Ms. Green is a licensed certified public accountant in the State of South Dakota and has been a member of the American Institute of Certified Public Accountants and the South Dakota Certified Public Accountant Society since 2007. Michaelle J. Holland is our regional president of NAU — East and Southeast regions. Ms. Holland began her career at NAU in 1991, left NAU to work for Lincoln School of Commerce as its campus president from 1999 to 2002, and then returned back to NAU in June 2002. Lisa L. Knigge is our regional president of NAU — West and Southwest regions. Ms. Knigge has worked for the university since 1991. Dr. Robert A. Paxton was appointed to the president of NAU — Distance Learning in January 2009. From January 1995 to August 2008, Dr. Paxton served as president of Iowa Central Community College. Dr. Paxton served as vice president of instruction of Cowley County Community College and Area Vocational-Technical School, Arkansas City, Kansas, from June 1990 to December 1994 and as dean of student services from July 1988 to June 1990. Scott E. Toothman was appointed as vice president of institutional support and military services for NAU in February 2010. From February 2004 to February 2010, Mr. Toothman was the campus director for NAU’s Ellsworth Air Force Base campus. From September 2002 to February 2004, he served as an instructor for NAU. Michael Buckingham was appointed president of our real estate operations in November, 2009. Mr. Buckingham oversees the maintenance of all the campuses in the NAU system, as well as properties being developed by our real estate operations. Mr. Buckingham served as corporate vice president of Dlorah from 1992, and the president of Dlorah’s real estate operations from 1988, until the closing of the Dlorah merger.
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

Since opening our first branch campus in Sioux Falls, South Dakota, in 1974, a central part of our growth strategy has been developing and opening educational sites in vibrant and growing communities with expanding workforces. In 2009, we opened our first hybrid learning center in Minnetonka, Minnesota, that offers blended online and on-campus degree programs. Since then, we have opened several new hybrid learning centers. Although smaller than our traditional educational sites, these hybrid learning centers, in collaboration with our online operations, offer complete programs and services to our students. We believe our significant experience and success in expanding and supporting new educational sites and hybrid learning centers positions us well for continued growth and expansion.
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
Recognizing the current and future impact of globalization on higher education, we have worked actively to enroll international students. During the late 1990s, we started developing international affiliations with foreign colleges and universities. Such affiliations provide students from other countries the opportunity to study at universities in the United States to complete their studies. Many academically capable and motivated students from foreign countries desire to take coursework at American colleges or universities but are not able to do so for various reasons, including inadequate financial resources, family and work obligations in their home countries and immigration restrictions. To meet the needs of these students, we have developed relationships with foreign colleges and universities to offer their students an option to combine the curricula of their home country institution with our curricula offered through our online distance learning program so that those students can remain in their home country and attend a local college or university while taking courses offered by an accredited American university, without having to travel to the United States. Our Best of Both Worlds — Instructional Delivery Platform™ strategic initiative was the result of this collaborative work. Over 1,400 international students have graduated from the Best of Both Worlds — Instructional Delivery Platform™ programs over the past seven years. We currently have affiliations with educational institutions in Chile, Bolivia, United Arab Emirates and Greece. Additional international affiliations are being pursued in the Czech Republic, Saudi Arabia, Serbia, Brazil and China.
Growth Strategies
Expand academic program offerings. We will continue developing and offering new physical and online programs that have attractive characteristics. We launched three new online programs in academic year 2008, including a criminal justice program, and two new online programs in academic year 2009, including a healthcare coding program. Our new program offerings typically build on existing programs and incorporate additional specialized courses, which offer students the opportunity to pursue programs that address their specific educational objectives while allowing us to expand our program offerings with modest incremental investment.
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

In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, particularly in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the Higher Learning Commission, we also have a number of specialized accreditations, including the National League of Nursing Accrediting Commission and the International Assembly for Collegiate Business Education. Also, our paralegal program is approved by the American Bar Association. For a list of our institutional and specialized or programmatic accreditation we have obtained and the name of the respective accrediting bodies, see “Regulatory Matters — Accreditation.”
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
Under the overall leadership of our senior academic affairs personnel and academic deans, as of May 31, 2011, we offered the following academic degree and diploma programs:

Graduate Degrees	Associate Degrees
Master of Business Administration	Accounting
Master of Management	Applied Information Technology
Master of Science in Nursing	Applied Management
Business Administration
Bachelor’s Degrees	Criminal Justice
Accounting	General Education Studies
Applied Management	Health Information Technology
Athletic Training	Health and Beauty Management
Business Administration with:	Information Technology
• Emphasis in Accounting	Medical Administrative Assistant
• Emphasis in Financial Management	Medical Assisting
• Emphasis in Human Resource Management	Medical Staff Services Management
• Emphasis in Information Systems	Network & Server Administration
• Emphasis in International Business	Network Administration
• Emphasis in Management	Server Administration
• Emphasis in Marketing	Nursing
• Emphasis in Pre-Law	Associate of Science Nursing Mobility
• Emphasis in Tourism and Hospitality Management	Program
Criminal Justice	Paralegal Studies
Health Care Management	Pharmacy Technician
Information Technology with:	Therapeutic Massage
• Emphasis in Internet Systems Development	Veterinary Technology
• Emphasis in Management Information Systems
• Emphasis in Network Administration/Microsoft	Diplomas
• Emphasis in Network Management/Microsoft	Healthcare Coding
Applied Information Technology	Practical Nursing
Bachelor of Science in Nursing	Therapeutic Massage
Registered Nurse to Bachelor of Science in Nursing	Veterinary Assisting
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
We are seeking to expand our programming in healthcare-related fields. Our undergraduate healthcare management program and Master of Management degree with emphasis in healthcare administration were developed to meet the healthcare industry’s need for healthcare professionals with strong business and management skills. We developed an Associate of Science in Nursing degree at our Zona Rosa, Kansas; Denver, Colorado; and Overland Park, Kansas, educational sites and Bachelor of Science in Nursing at our Wichita and Overland Park, Kansas; and Sioux Falls and Rapid City, South Dakota, educational sites to respond to the growing nationwide shortage of qualified nurses. We plan to offer additional Bachelor of Science in Nursing degrees at the Bloomington, Minnesota; Austin, Texas; and Albuquerque, New Mexico, educational sites over the next several years. An online Registered Nurse to Bachelor of Science in Nursing program is offered through the distance learning campus. We have also developed an Associate of Applied Science in Clinical Laboratory Technician at our Zona Rosa, Missouri site to meet the growing demand of clinical laboratory technicians performing tests to aid physicians in diagnosing and treating patients. Additional allied health programs at the Associate degree level are offered throughout the university based on local demand and workforce needs. With the expansion of undergraduate enrollment in healthcare-related programs and the emerging demand observed from our alumni and other constituencies, we plan to expand our healthcare-related graduate programs. The burgeoning national need for Master’s qualified nursing administrators and nursing faculty, along with our experience in developing and delivering nursing programs at the Associate and Bachelor’s degree levels, led us to develop a Master of Science in Nursing degree, which was approved by the Higher Learning Commission in 2009.
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
Affiliations
We have utilized our significant expertise in curricula and online education technology to develop affiliations with a number of higher education institutions in the United States to develop and deliver online courses and programming for their students. We provide courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. We do not share revenues with these institutions, but rather charge a fee for our services, enabling us to generate additional revenue by leveraging our current online program infrastructure. In addition, we have used our online education experience to create Our Best of Both Worlds — Instructional Delivery Platform™ that provides students from certain foreign educational institutions an option to combine the curricula of their home country institution with our curricula. Under this blended instructional option, the host university facilitators work closely with our online faculty and staff providing students with additional resources. Currently, we have affiliations with institutions in Chile, Bolivia, United Arab Emirates and Greece, and we are seeking to develop additional affiliations in the Czech Republic, Saudi Arabia, Serbia, Brazil and China. Through these affiliations, students are able to remain in their home country and attend a local college or university while studying to earn a degree from an accredited American university.
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
Educational Sites
Our main educational site and central administration building are located in Rapid City, South Dakota, at 321 Kansas City Street and 5301 S. Hwy 16, Suite 200, respectively. We own our main educational site and lease the central administration building and the remainder of our education sites from third parties.

The locations of our leased educational sites as of May 31, 2011, were as follows:

State	Address	Approximate Size
Colorado:	8242 S. University Blvd., Suite 100	4,600 sq. ft.
Centennial, CO 80122-3178

	1079 Space Center Dr.	5,500 sq. ft
Colorado Springs, CO 80915-3612

	1915 Jamboree Dr., Suite 185	9,300 sq. ft.
Colorado Springs, CO 80920

	1325 S. Colorado Blvd., Suite 100	17,900 sq. ft.
Denver, CO 80222-3308

Kansas:	10310 Mastin St.	25,500 sq. ft.
Overland Park, KS 66212-5451

	7309 E. 21st St., Suite G-40	10,100 sq. ft.
Wichita, KS 67206-1179

	8428 W. 13th St. N., Suite 120	6,600 sq. ft.
Wichita, KS 67212-2980

Minnesota:	7801 Metro Parkway, Suite 200	20,400 sq. ft.
Bloomington, MN 55425-1536

	6200 Shingle Creek Parkway, Suite 130	14,300 sq. ft.
Brooklyn Center, MN 55430-2131

	1550 Highway 36 W	14,800 sq. ft.
Roseville, MN 55113-4035

	10901 Red Circle Dr., Suite 150	5,200 sq. ft.
Minnetonka, MN 55343-4545

	513 W. Travelers Trail	6,000 sq. ft.
Burnsville, MN 55337

Missouri:	3620 Arrowhead Ave.	18,300 sq. ft.
Independence, MO 64057-1791

	7490 NW 87th St.	16,700 sq. ft.
Kansas City, MO 64153-1934

	401 N. Murray Rd.	7,000 sq. ft.
Lee’s Summit, MO 64081-1425

	1030 Wolfrum Rd.	8,000 sq. ft.
Weldon Springs, MO 63304-7795

Nebraska:	3604 Summit Plaza Dr.	9,500 sq. ft.
Bellevue, NE 68123-1065

New Mexico:	4775 Indian School Rd., NE, Suite 200	24,400 sq. ft.
Albuquerque, NM 87110-3976

	1601 Rio Rancho Blvd., SE, Suite 200	3,800 sq. ft.
Rio Rancho, NM 87124-1093

Oklahoma:	8040 S. Sheridan Rd.	8,600 sq. ft.
Tulsa, OK 74133-8945

State	Address	Approximate Size
South Dakota:	1000 Ellsworth St., Suite 2400	6,700 sq. ft.
Ellsworth AFB, SD 57706-4943

	5801 S. Corporate Place	22,400 sq. ft.
Sioux Falls, SD 57108-5027

	925 29th St. SE	2,500 sq. ft.
Watertown, SD 57201-9123

Texas:	13801 Burnet Rd., Suite 300	20,400 sq. ft.
Austin, TX 78727-1281

	1101 Central Expressway S., Suite 100	4,400 sq. ft.
Allen, TX 75013-8062

	475 State Highway 121 By-pass, Suite 150	5,500 sq. ft.
Lewisville, TX 75067-8193

	18600 LBJ Freeway	16,816 sq. ft.
Mesquite, TX 75150-5628

	6800 Westgate Blvd., Suite 101	6,300 sq. ft.
Austin, TX 78745
We believe our on-site programs not only offer students, faculty and staff an opportunity to participate in a more traditional college experience, but also provide online students, faculty and staff with a sense of connection to the university. Additionally, on-site faculty play an important role in integrating online faculty into the academic programs and ensuring the overall consistency and quality of the student learning experience. We believe the mix of a growing online program, anchored by on-site programs with a nearly 70-year history and heritage, differentiates the university from most other for-profit post-secondary education institutions.
Faculty and Other Employees
Our faculty includes full-time faculty members, some of whom teach under a nine-month teaching contract, as well as adjunct campus-based and online faculty members who teach on a course-by-course basis for a specified fee. As of May 31, 2011, the university employed approximately 19 full-time and 459 part-time faculty members. Approximately 69.9% of our current faculty members hold a Master’s degree in their respective field and approximately 21.3% of our faculty members hold a Doctoral degree.
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
In addition to our faculty, as of May 31, 2011, we employed 722 staff and administrative personnel in university services, academic advising and support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with the university.
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
Admissions
Prospective students are required to complete an application to enroll in our programs. Upon the prospective student’s submission of an application, the admissions representative and student services personnel assist the applicant through the admissions process, arranging financial aid by financial services representatives, if needed, and registering for courses and preparing for matriculation. Prospective students also are required to complete placement tests, which enable the university to best serve the student by enrolling him/her in classes to build any missing skills, thereby increasing his/her chances of success.
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

Enrollment
We have increased our enrollment from approximately 8,800 students as of May 31, 2010, to approximately 10,000 students as of May 31, 2011, representing an annual growth rate of approximately 14%. As of May 31, 2011, we had 4,624 students enrolled in our online programs, 3,751 students enrolled on-campus, and 1,640 students enrolled through our hybrid learning centers. The average age of our students is approximately 34 years.
The following is a summary of our student enrollment at May 31, 2011, and May 31, 2010, by degree type and by instructional delivery method:

	May 31, 2011		May 31, 2010
	No. of	% of	No. of	% of
	Students	Total	Students	Total
Graduate	385	3.8%	335	3.8%

Undergraduate and Diploma	9,630	96.2%	8,423	96.2%

Total	10,015	100.0%	8,758	100.0%

	May 31, 2011		May 31, 2010
	No. of	% of	No. of	% of
	Students	Total	Students	Total
Online	4,624	46.2%	3,565	40.7%
On-Campus	3,751	37.4%	3,742	42.7%
Hybrid	1,640	16.4%	1,451	16.6%

Total	10,015	100.0%	8,758	100.0%

Tuition and Fees
Our tuition rates vary by educational site. Total tuition varies based upon several factors, including the number of credit hours for each program, the degree level of the program, and geographic location.
Our students finance their education through a variety of sources, including government sponsored financial aid, private and NAU provided scholarships, employer provided tuition assistance, veteran’s benefits, private loans and cash payments. A substantial portion of our students rely on funds received under various government sponsored student financial aid programs, predominately Title IV programs. In the fiscal years ended May 31, 2011, 2010, and 2009, approximately 79%, 76%, and 72%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs.
We have a refund policy for tuition and fees based upon semester start dates. If a student drops or withdraws from a course during the first week of classes, 100% of the charges for tuition and fees are refunded, while beyond the first week but during the first 60% of scheduled classes the percentage of tuition charges refunded is based on a daily proration based on a percent of the term completed. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Fees charged include an application fee of $25 and specialty and program fees ranging from $45 to $100, depending on the program. A $75 administrative fee is assessed against each prorated refund. A refund minus a $75 administrative fee is made within 45 days of the day the student’s withdrawal is determined. If the student was a financial aid recipient, federal regulations establish a methodology for determining the amount of Title IV funds that must be returned to the financial aid programs for students not completing 60% of the enrollment period.
Technology Systems
We remain focused on leveraging the use of technology to increase efficiencies in our academic programs and our general administrative operations. This commitment requires not only institutional budget expenditures, but also orientation and training in the use of this technology.
To service our online teaching we utilize Desire 2 LearnTM, or D2L, an Internet-based learning management system. The features of this product include content display and organization, synchronous and asynchronous chat, private messaging, quizzing, student surveys and assignment submission and student tracking and grading. The system is used to present online courses to both domestic and international students. During fiscal year 2011, we transitioned to the D2L system from a Blackboard Learning System CE TM.

We have also developed and deployed an Internet-based application called TEAMS to meet the growing needs of our online course delivery. TEAMS closely integrates with the D2L learning management system to allows for automated loading of students into D2L courses and provides a single point to determine student and staff participation in the online courses. This application is designed to utilize the storage capability of a relational database to provide historical and real time information.
Recognizing the need to manage content used in the D2L learning management system, we implemented the Desire2Learn Learning Object Repository™ application to input, organize, manage and display course materials. This application provides an Internet-based, content entry and editing interface that allows content experts to create and edit course content. Additionally, it organizes text, images, documents and multimedia resources in a relational database, allowing the university to more easily identify and re-task existing content for new projects and courses through the use of Meta data. Finally, the application is integrated with the learning management system and is used to display and deliver content seamlessly through D2L to students.
Intellectual Property
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
Real Estate Operations
Our real estate business conducts business through various projects and associations, including Fairway Hills I and II, Park West, Vista Park, Fairway Hills Park and Recreational Association, the Vista Park Homeowners’ Association and the Park West Homeowners’ Association. Fairway Hills I and Fairway Hills II are apartment buildings consisting of a total of 52 rental apartments of which approximately 92% were leased as of May 31, 2011. Park West consists of 48 apartment units and is owned by a partnership that is 50% owned by us and 50% owned by members of the Buckingham family (including Robert Buckingham, chairman of our board of directors, and his siblings and the spouses and estates of his siblings). Park West apartment units are being converted to, and sold as, condominiums. While the conversion of the Park West building is not yet complete, as of May 31, 2011, five of the 48 available units in Park West have been sold. Currently, prices for Park West condominium units start at $139,000.

In addition, in 2008, we began construction of a condominium development called Vista Park. Fairway Hills completed construction of a 24-unit condominium complex known as Vista Park Phase I by May 31, 2010, and has sold nine of the available units. Prices for Vista Park condominium units start at $149,000. We currently have plans to build three additional condominium complexes (Phases II, III and IV) in Vista Park, but construction of these additional phases is not expected to begin until after the sale of a substantial number of the currently available condominiums in Vista Park Phase I. In total, and upon completion of all four phases of development, the Vista Park condominium complexes would consist of 96 condominium units.
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
In that regard, we maintain a comprehensive institutional compliance program that integrates and coordinates all significant requirements with which the university must comply by law, regulation or other binding rule or agreement. Under the program, we have:
•	Designated a university compliance officer;
•	Created a university compliance committee made up of representatives of major internal departments and headed by the university compliance officer;
•	Implemented a program to monitor compliance and, when gaps or violations occur, to develop responses to correct deficiencies in a timely manner;
•	Established and communicated institutional principles designed to deter wrongdoing and to promote honest and ethical conduct;
•	Developed communication policies and procedures; and

•	Ensured the appropriate university department/governing body has identified appropriate disciplinary sanctions and has applied those sanctions when infractions occur.

Further, audits are periodically conducted to ensure compliance with applicable laws, including the following:
•	Federal Title IV student financial assistance program compliance attestation examinations are conducted annually to determine compliance and to identify any deficiencies requiring correction;
•	An audit of 401(k) retirement plans is conducted annually for compliance with applicable laws and fiduciary duties; and
•	Annual financial statements and our internal controls over financial reporting are audited by an independent auditor.
REGULATORY MATTERS
We are subject to extensive regulation by state education agencies, accrediting commissions and the United States federal government through the Department of Education under the Higher Education Act of 1965, as amended, or the Higher Education Act. The regulations, standards and policies of these agencies cover substantially all of our operations, including the educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, finances, results of operations and financial condition.
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
Our operations are also subject to regulation by the Department of Education due to our participation in Title IV programs. Prior to July 1, 2010, Title IV programs included educational loans provided directly by the federal government, grant programs for students with demonstrated financial need, and educational loans issued by private banks with below-market interest rates that are guaranteed by the federal government in the event of a student’s default on repaying the loan. As of July 1, 2010, all educational loans under Title IV are provided directly by the federal government. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education and be certified as an eligible institution by the Department of Education.
We plan and implement our business activities to comply with the standards of these regulatory agencies. Our chief executive officer, chief financial officer, and general counsel also provide oversight designed to ensure that we meet the requirements of this regulatory environment.
State Education Licensure and Regulation
We are subject to extensive regulations by the states in which we are authorized or licensed to operate. State laws and regulations typically establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters, which can be different than and conflict with the requirements of the Department of Education and other applicable regulatory bodies. State laws and regulations may limit our ability to offer educational programs and offer certain degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education and many require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, or in a state where we are required to maintain authorization for distance education activities, we would also lose Title IV eligibility in that state.

In addition, several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in all 50 states and the District of Columbia, we expect that other state regulatory authorities may request that we seek licensure or authorization in their states in the future. If we are found not to be in compliance with state requirements for online learning, and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state and may have to cease providing educational programs to students in that state. New Laws, regulations or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect enrollments and revenues and have a material adverse effect on our business.
We are also required by the Higher Education Act to be authorized by applicable state educational agencies in South Dakota and other states where we are located to participate in Title IV programs. Historically, the Department of Education has determined that an institution is authorized for the purpose of eligibility to participate in Title IV programs if the institution’s state does not require the institution to obtain licensure or authorization to operate in the state. In June 2010, the Department of Education proposed new regulations, referred to as the June NPRM, pertaining to state authorization, among other things. The proposed regulations reflected the Department of Education’s view that a state is expected to take an active role in approving an institution, and that a state should not defer all, or nearly all, of its oversight responsibilities to accrediting agencies for approval of institutions. On October 29, 2010, the Department of Education published final regulations, referred to as the Final Rules, which became effective on July 1, 2011. See “Regulatory Matters —Regulation of Federal Student Financial Aid Programs — State Authorization.”
We do not believe that any of the states in which we are currently licensed or authorized, other than South Dakota, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma and Texas, are individually material to our operations. Although we believe that we will be able to comply with additional state licensing or authorization requirements that may arise or be asserted in the future, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state, which could prohibit us from recruiting prospective students or offering services to current students in that state. We could also be subject to other sanctions, including restrictions on activities in that state, fines and penalties. The loss of licensure or authorization in certain states could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.
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
Accreditation
We have been institutionally accredited since 1985 by the Higher Learning Commission, a regional accrediting commission recognized by the Department of Education. Our accreditation was reaffirmed in 2008 for the maximum term of 10 years as part of a regularly scheduled reaffirmation process. In May 2010, a three-person team from the HLC visited the university’s central administration offices in Rapid City, South Dakota, in response to the university’s change request in connection with the November 2009 merger with Camden. The change of control request was approved with a visit scheduled in 2014-15. Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas, including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources and financial stability. To be recognized by the Department of Education, accrediting commissions must comply with Department of Education regulations, which require, among other things, that accrediting agencies adopt specific standards for their review of educational institutions, conduct peer review evaluations of institutions and publicly designate those institutions that meet their criteria. An accredited school is subject to periodic review by its accrediting commissions to determine whether it continues to meet the performance, integrity and quality required for accreditation.
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
In December 2009, the Department of Education Office of Inspector General, or Office of Inspector General, issued an “Alert Memorandum,” calling into question the Higher Learning Commission’s compliance with the applicable Department of Education regulations related to the Higher Learning Commission’s status as recognized by the Department of Education. Specifically, in matters unrelated to us, the Office of Inspector General asserted that the Higher Learning Commission did not make appropriate assessments as to credit hours with respect to the distance education programs of one of the Higher Learning Commission’s accredited institutions and, as such, the Office of Inspector General recommended that the Department of Education take action to determine whether the Higher Learning Commission is in compliance with federal regulations related to the recognition of accrediting agencies and, if not, to take action to limit, suspend, or terminate the Higher Learning Commission’s recognition by the Department of Education. Additionally, in May 2010, the Office of Inspector General issued a management report to the Higher Learning commission in which the Office of Inspector General found that the Higher Learning Commission does not have an established definition of credit hour or minimum requirements for program length and the assignment of credit hours, which the Office of Inspector General asserted could result in inflated credit hours, the improper designation of full-time student status, and the over-awarding of Title IV program funds. At this point, we do not know if this matter will be resolved and we are unable to speculate as to the impact on us or other institutions accredited by the Higher Learning Commission if the Higher Learning Commission’s recognition as an accrediting commission were to be limited, suspended, or terminated by the Department of Education.
In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the Higher Learning Commission at the institutional level, we also had the following specialized accreditations as of May 31, 2011:

Specialized or Programmatic Accreditation	Accrediting Body
Athletic Training (Rapid City, South Dakota campus)	Commission on Accreditation of Athletic Training Education — on probation (1)

Business Degree Programs (Associate of Applied Science, Bachelor of Science, Master of Management, Master of Business Administration degrees)	International Assembly for Collegiate Business Education

Medical Assisting (Albuquerque, New Mexico; Bloomington, Minnesota; Colorado Springs, Colorado; Denver, Colorado; Independence, Missouri; Overland Park; Kansas; Roseville, Minnesota; Sioux Falls; South Dakota campuses)
Commission on Accreditation of Allied Health Education Programs

Pharmacy Tech (Roseville, Minnesota; Sioux Falls, South Dakota campuses)	American Society of Health-System Pharmacists

Veterinary Technology (Rapid City, South Dakota campus)	Committee on Veterinary Technician Education and Activities

Practical Nursing Diploma (Overland Park, Kansas campus)	Kansas State Board of Nursing Approval

Associate of Science in Nursing Mobility (Overland Park, Kansas campus)	Kansas State Board of Nursing Approval

Specialized or Programmatic Accreditation	Accrediting Body
Associate of Science Nursing Program (Zona Rosa, Missouri campus)	Missouri Board of Nursing Approval

Associate of Science Nursing Program (Denver, Colorado campus)	Colorado Board of Nursing Approval

Bachelor of Science in Nursing Program (Bloomington, Minnesota campus)	Minnesota Board of Nursing

Bachelor of Science in Nursing Program (Rapid City, South Dakota; Sioux Falls, South Dakota campuses)	South Dakota Board of Nursing Interim Approval

Bachelor of Science in Nursing Program (Overland Park, Kansas campus)	Kansas State Board of Nursing Initial Approval

Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning)	South Dakota Board of Nursing Approval

Associate of Science in Nursing Program (Zona Rosa, Missouri campus)	National League for Nursing Accreditation Commission Initial Approval

Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning)	Commission on Collegiate Nursing Education Initial Accreditation

Master of Science in Nursing (Distance Learning)	Commission on Collegiate Nursing Education Initial Accreditation

(1)	The university has requested a voluntary withdrawal of accreditation with CAATE effective August 31, 2012, for its athletic training program as this program will be discontinued. In that regard, the program remains on probation with additional evidence of compliance with certain standards to be submitted to CAATE by December 2011.
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
Regulation of Federal Student Financial Aid Programs
To be eligible to participate in Title IV programs, an institution must comply with specific requirements contained in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state or states in which it is physically located (in our case, South Dakota, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma and Texas) and maintain institutional accreditation by an accrediting commission recognized by the Department of Education.
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

Significant factors relating to Title IV programs that could adversely affect us include the following:
Congressional action and changes in Department of Education regulations. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years, and the most recent reauthorization occurred in August 2008. The reauthorized Higher Education Act reauthorized all of Title IV programs in which we participate, but made numerous revisions to the requirements governing Title IV programs, including provisions relating to the relationships between institutions and lenders that make student loans, student loan default rates and the formula for revenue that institutions are permitted to derive from Title IV programs. On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which, among other things, eliminated the Federal Family Educational Loan, or FFEL, program (in which private lenders originated Title IV loans) in favor of the Federal Direct Loan program (in which the Department of Education originates Title IV loans), such that no FFEL loans will be originated after June 30, 2010. We are approved to participate in the Federal Direct Loan program and fully transitioned from the FFEL program to the Federal Direct Loan program as of July 1, 2010. Any disruption in our ability to process student loans through the Federal Direct Loan program, the elimination of certain Title IV programs, material changes in the requirements for participation in such programs or the substitution of materially different programs could increase our costs of compliance and could reduce the ability of some of our students to finance their education.
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
Recently, Congress has placed increased focus on the role that for-profit educational institutions play in higher education. For example, on June 17, 2010, the Education and Labor Committee of the House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the Senate, or the Senate Committee, released a report entitled “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. On August 4, 2010, the Senate Committee held an additional hearing in its series, focusing on student recruiting at for-profit schools. Earlier, on June 21, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office, or the GAO, to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. On August 4, 2010, the GAO released a report entitled “For-Profit Colleges: Undercover Testing Finds Colleges Encouraged Fraud and Engaged in Deceptive Marketing Practices.” These hearings and the GAO review are not formally related to the Department of Education’s program integrity rulemaking process regarding program integrity issues, which are described above, but could lead to new or additional regulatory focus on the requirements affecting for-profit educational institutions.
On August 5, 2010, we received a request for information from the Senate Committee relating to its ongoing hearings relating to for—profit colleges receiving Title IV student financial aid. It is our understanding, based on communication from Senator Harkin, chairman of the Senate Committee, that this request was extended to 30 proprietary educational institutions. The request sought information to more accurately understand how we use Federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. The request also sought an understanding of the number of students who complete or graduate from programs offered by us, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In furtherance of this, the Senate Committee requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. We cooperated with the Senate Committee’s request and endeavored to provide the requested information in a manner that does not compromise our sensitive proprietary operating and other information. Based on the information provided by proprietary educational institutions in response to the Senate Committee’s request, the Senate Committee released a report entitled “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” On December 8, 2010, Senator Harkin’s staff released a memorandum entitled “Benefitting Whom? For-Profit Education Companies and the Growth of Military Educational Benefits.” On May 19, 2011, Senator Harkin spoke on the Senate floor regarding marketing practices employed by for-profit colleges with respect to veterans. On June 7, 2011, the Senate Committee held another hearing on financial outcomes of students at for-profit colleges. Additional hearings in the future by these committees may continue to increase Congressional focus on for-profit educational institutions.
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
On June 18, 2010, the Department of Education published the June NPRM related to a number of Title IV program integrity issues. The June NPRM addressed each of the 14 topics discussed at the negotiated rulemaking sessions held in November 2009, December 2009 and January 2010, including, among others, the definition of a high school diploma for the purposes of establishing institutional eligibility to participate in Title IV programs and student eligibility to receive Title IV aid, standards regarding the payment of incentive compensation, establishing requirements for institutions to submit information on program completers for programs that prepare students for gainful employment in recognized occupations, revising the definition of what constitutes a “substantial misrepresentation” made by an institution, standards regarding the sufficiency of a state’s authorization of an institution for the purpose of establishing an institution’s eligibility to participate in Title IV programs, and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid. On July 26, 2010, the Department of Education published in the Federal Register another Notice of Proposed Rulemaking, referred to as the July NPRM, related to a definition of “gainful employment” for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation. On October 29 2010, the Department of Education published the Final Rules pertaining to the Title IV program integrity issues, addressing all 14 topics addressed in the June NPRM and the July NPRM, other than sections of the proposed definition of “gainful employment,” as discussed below. The Final Rules became effective July 1, 2011, except for rules pertaining to verification and updating of student aid application information. On June 13, 2011, the Department of Education published final regulations defining the meaning of “gainful employment”, referred to as the Gainful Employment Rule, which is effective July 1, 2012. Compliance with these and other new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material adverse effect on our business. Although we are still in the process of reviewing these final regulations to determine what, if any, impact they may have on our business and institutions, we believe the following regulations are likely to have the most impact on our business:
Incentive compensation. An educational institution that participates in Title IV programs may not make any commission, bonus or other incentive payments to any persons or entities involved in recruitment or admissions activities or in the awarding of financial aid. Historically, the Department of Education has recognized 12 “safe harbor” provisions that specify certain activities and arrangements that were deemed to be permissible incentive compensation. In the Final Rules published by the Department of Education on October 29, 2010, effective July 1, 2011, these 12 safe harbors are eliminated. The Department of Education effectively has taken the position that any commission, bonus or other incentive compensation based in any part, directly or indirectly, or securing enrollment or awarding financial aid is inconsistent with the prohibition against incentive compensation payment in the Higher Education Act. The Department of Education contends that institutions do not need to rely on these safe harbors and can instead determine if compensation is permissible under the Higher Education Act by considering (1) whether it is a commission, bonus or other incentive payment (meaning an award of money or something of value, other than a fixed salary or wages), paid or given for services rendered and (2) if so, whether that commission, bonus or other incentive payment is given to a person based in any part, directly or indirectly, upon securing enrollments or awarding financial aid. The prohibition against incentive compensation applies to any person engaged in student recruitment or admissions activities or in making financial aid award decisions, and any higher level employees with responsibility for such activities.
In the Final Rules, the Department of Education has maintained that institutions may make merit-based adjustments to employee compensation, provided that those adjustments are not based, in any part, directly or indirectly, upon securing enrollments or awarding financial aid. Among other examples, the Department of Education provides guidance that an institution may maintain a hierarchy of enrollment personnel with varying levels of responsibility and salary scales that reflect added amounts of responsibility, that an institution may promote personnel based on merit, and that an institution may make compensation decisions based on seniority or length of employment, provided that such decisions are consistent with the prohibition on incentive compensation. In a “Dear Colleague” letter issued on March 17, 2011, the Department of Education provided additional guidance regarding the scope of the prohibition on incentive compensation and to what employees and types of activities the prohibition applies. We have modified some of our compensation practices as a result of the elimination of the safe harbors. These changes in our compensation practices could (1) reduce the effectiveness of our employees, and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business. This could also increase marketing costs and reduce revenues if we are unable to maintain or increase student enrollments.
In addition, in recent years, other postsecondary educational institutions have been named as defendants to whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees pursuant to the Federal False Claims Act, alleging that their institution’s compensation practices did not comply with the incentive compensation rule. A qui tam case is a civil lawsuit brought by one or more individuals, referred to as a relator, on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case, including the possibility of treble damages. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. Any such litigation could be costly and could divert management’s time and attention away from the business, regardless of whether a claim has merit.
State Authorization. To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located, in accordance with the Department of Education’s regulations. In South Dakota, where our operations are headquartered and we maintain several physical facilities, the state currently does not specifically regulate or authorize the degrees or other educational programs of private, regionally accredited institutions of higher education. In addition to South Dakota, we operate physical facilities offering educational programs in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, and Texas. In each of these states, we either maintain authorization or have received written confirmation that no express authorization is required from pertinent state educational agencies to offer our educational programs. Notwithstanding the nature of our past or current authorizations by the states in which we are located, the Department of Education’s Final Rules clarify what is required for an institution to be considered “legally authorized” in a state for purpose of participation in Title IV programs. Specifically, the Final Rules provide that, effective July 1, 2011, the Department of Education would consider an institution to be legally authorized by a state if the state has a process, applicable to all institutions except tribal and federal institutions, to review and appropriately act on complaints concerning the institution and to enforce applicable state laws, and the institution further satisfies one of the following requirements:
•	The state establishes the institution by name as an educational institution by charter, statute, constitutional provision or other action issued by an appropriate state agency or state entity, and the institution is authorized to operate educational programs beyond secondary education, including programs leading to a certificate or degree;

•	The institution complies with applicable state approval or licensure requirements, except that a state may exempt an institution from any such requirement based on (1) the institution’s accreditation by one or more accrediting agencies recognized by the Department of Education or (2) the institution being in operation for at least 20 years; and
•	The state has a process, applicable to all institutions except federal and tribal institutions, to review and appropriately act on complaints concerning the institution and applicable state laws.
Under the Final Rules, institutions unable to obtain state authorization in a state under the above requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations. In South Dakota, where our operations are headquartered, the state currently does not specifically regulate or authorize the degrees or other educational programs of private, regionally accredited institutions of higher education. We therefore believe the Department of Education may not consider NAU, or other private, regionally accredited institutions in South Dakota, to be legally authorized in the state for the purposes of participation in the Title IV programs, and that South Dakota likely will need to revise its state laws and regulations to permit NAU to be in compliance with the Final Rules. Based on communications with the South Dakota Secretary of State, we have requested the Department of Education provide a one-year extension of the application of its revised state authorization regulations to NAU, pursuant to guidance provided by the Department in the Federal Register preamble to the Final Rules. If the Department of Education were to determine that NAU is not sufficiently authorized by South Dakota and not provide such an extension, we could lose our eligibility to participate in Title IV programs. If South Dakota were to enact legislation or regulations to regulate private, regionally accredited institutions of higher education, including us, the failure by us to obtain and maintain any required authorization to operate and offer educational programs in South Dakota would similarly cause us to lose our eligibility to participate in Title IV programs. Additionally, if South Dakota were to fail to enact such legislation or regulations, or failed to enact legislation or regulations that, when considered by the Department of Education, did not permit NAU to be in compliance with the new federal regulation on state authorization, we would not be considered by the Department of Education to be legally authorized in South Dakota, which would cause us to lose our eligibility to participate in Title IV programs.
In addition to South Dakota, we operate physical facilities offering educational programs in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, and Texas. In each of these states, we either maintain authorization or historically have received written confirmation that no express authorization is required from pertinent state educational agencies to offer our educational programs. Where required under applicable law, these authorizations from state educational agencies are very important to us. To maintain requisite state authorizations, we are required to continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. Failure to comply with applicable requirements of the state educational agencies in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma and Texas could result in us losing our authorization to offer educational programs in the applicable states. If that were to occur, the applicable state educational agency could force us to cease operations in their state. Even if the applicable state educational agency does not require the university to cease operations on an immediate basis, the loss of authorization by the state educational agency in such state would then cause our campuses in such state to lose eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state. Alternatively, the state educational licensing agencies could restrict our ability to offer certain degree programs. Additionally, if the Department of Education were to determine that our authorizations in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma and Texas did not satisfy the state authorization requirements of the Final Rules, the campuses in the relevant states could lose their eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state.

Our activities in certain other states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, even though we do not have a physical facility in such states. Therefore, in addition to South Dakota, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma and Texas, where we maintain physical facilities, we have obtained such approvals as we have determined to be necessary in connection with our activities in such other states. We review the licensure requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the respective state education agencies.
In addition, several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. The Final Rules provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state. Additionally, upon request by the Department of Education, an institution must be able to document that it has the applicable state approval. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in all 50 states and the District of Columbia, we expect that other state regulatory authorities may request that we seek licensure or authorization in their states in the future. We are in the process of contacting certain states to gain additional information and clarification on the regulatory requirements for online learning in those states. On July 12, 2011, the U.S. District Court for the District of Columbia vacated those provisions of the Final Rules that require an institution, for Title IV program purposes, to meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state. The court determined that the Department of Education failed to provide prior notice of this aspect of the Final Rules during the rulemaking process, and thus violated the Administrative Procedures Act. The court therefore did not rule on the substantive merits of the requirement. The Department of Education may appeal the court’s decision, proceed to promulgate requirement through a supplemental rulemaking process, or both. We therefore cannot predict with any certainty the future effectiveness of this aspect of the Final Rules. In any event, if we are found not to be in compliance with state requirements for online learning, and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state and may have to cease providing educational programs to students in that state. New laws, regulations or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect enrollments and revenues and have a material adverse effect on our business.
Misrepresentation. The Department of Education’s Final Rules make significant changes to the definition of misrepresentation for purposes of Title IV program compliance. That term now includes any false, erroneous or misleading statement that has the likelihood or tendency to deceive or confuse without regard to materiality or intent. The areas of particular sensitivity to the Department of Education include potential misrepresentation of the nature of an educational program, the nature of any financial charges, the employability of graduates, and the manner in which the institution’s relationship with the Department of Education is depicted. The revised regulations also establish institutional liability for any statements made by any third party agent of NAU and for statements made to any member of the public, an accrediting agency or any state agency, as well as to students and prospective students. The revised regulations also broaden the administrative remedies available to the Department of Education in the event of a substantial misrepresentation by an eligible institution to include revocation of the institution’s program participation agreement, imposition of limitations on the institution’s participation in the Title IV programs, denial of participation applications filed on behalf of the institution and initiation of a termination, fine or other proceeding against the institution. Further, although the Department of Education claims not to have created any private right of action, the regulation creates potential new exposure in qui tam actions under the False Claims Act.
Gainful Employment. On September 24, 2010, the Department of Education announced that it would delay issuing final rules regarding the specific metrics defining “gainful employment” for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation. On June 13, 2011, the Department of Education published the final Gainful Employment Rule defining “gainful employment” using two metrics, one based on debt-to-income ratios and the other based on repayment rates. Accordingly, an educational program is considered to lead to gainful employment in a recognized occupation if it meets one of the following metrics: (1) loan repayment rate — at least 35% of former students are repaying their loans; or (2) debt to earnings ratio — either (a) the estimated annual loan repayment of a typical graduate does not exceed 30% of his or her discretionary annual income, or (b) the estimated annual loan payment of a typical graduate does not exceed 12% of his or her annual earnings.
For the purpose of the loan repayment rate, a loan is considered a successful “payments-made loan” if the loan has never been in default and: (1) the loan balance is reduced by at least $1 over the course of the year or paid off; (2) the loan is on track to be forgiven as a result of public service employment; (3) the borrower is making payments under an income-contingent or income-based repayment plan; or (4) for graduate programs where a borrower has consolidated federal educational debt, the borrower has paid at least all interest accrued on the consolidation loan over the course of the year (e.g., the total outstanding balance of principal and interest does not increase). The repayment rate generally is measured using a student’s third and fourth year of repayment, with certain exceptions, including: (A) if there are 30 or fewer borrowers in a two year period, the repayment rate will be expanded to include borrowers in third, fourth, fifth and sixth years (and if there are still 30 or fewer borrowers, the program is considered to have passed the metric); and (B) for medical and dental programs, only borrowers in their sixth and seventh years are considered.
For the purpose of the debt to earnings ratio, debt is calculated upon a program’s median debt, which includes private loans. Annual payments will be calculated based on a 10 year standard repayment plan for certificate and associates degree programs, 15 years for bachelors and masters programs, and 20 years for graduate and professional programs. Only debt for tuition and fees is factored into this ratio. Debt incurred for living expenses will not be counted. The Department of Education attributes all loan debt incurred by a student in multiple programs at one institution to the highest credentialed program completed by the student. The Department of Education also maintains discretion to aggregate loan debt incurred by students attending institutions that are under common ownership and control. Earnings information is obtained by the Department of Education from the Social Security Administration, or the SSA, although during a three year transition period from 2012 through 2014, institutions are permitted to submit analyses based upon Bureau of Labor Statistics data in lieu of SSA data. Additionally, institutions have the option to submit alternative earnings data from state longitudinal data systems or institutional surveys conducted in accordance with the standards of the National Center for Educational Statistics. The debt to earnings ratio generally is measured by students in their third and fourth years after graduation, with similar exceptions as described above for the repayment rate.
If an educational program fails both the loan repayment or debt to earnings metrics, after one failure, the institution must provide an oral or written warning to students disclosing the amount by which the program missed minimal acceptable performance and the program’s plans for improvement. The institution must also establish a three day waiting period before a student can enroll after receiving this disclosure. After two failures in three years, the institution must provide a written warning to prospective and enrolled students in the failing program, stating the plans the institution intends to take in response, the risks associated with enrolling or continuing in the program, that students “should expect to have difficulty repaying” their loans and, if the institution chooses to discontinue the program at this stage, notice to students with a timeline for discontinuation. After three failures in four years, the program loses eligibility for Title IV Program funds. Once a program has lost eligibility, an institution cannot reestablish the program’s Title IV eligibility for at least three years.

If a particular educational program ceased to become eligible for Title IV Program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may be required to cease offering that program. The Gainful Employment Rule also includes new requirements for the Department of Education’s approval of new educational programs subject to the Gainful Employment Rule, which include any educational programs sought to be offered by us. These requirements impose various new requirements on, and could adversely affect, our ability to add new educational programs. In addition, the Department of Education has published no definite standards by which institutions can determine the likelihood that a new educational program will be approved. As such, these requirements add uncertainty regarding new program approvals, which could adversely affect our ability to respond to emerging employment trends and add programs that are responsive to those trends, which in turn could decrease our attractiveness to certain students.
We are currently evaluating the impact of these rules on our business and will continue to monitor developments in this area. It is unclear at this time the level of administrative burden, increased costs, or effect on growth and enrollments that may result from these new reporting and disclosure requirements. There remain many open questions and interpretive issues with respect to these aspects of the final regulations. It is possible that the Gainful Employment Rule could render a significant number of our programs, and many programs offered by other proprietary educational institutions, ineligible for Title IV funding. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income levels of our former students, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model. We may have to substantially increase our efforts to promote student loan repayment to ensure continued eligibility for certain programs to remain eligible for Title IV funding. We could also be required to increase disclosures to our students and prospective students, and our program growth could be restricted or compromised. Any of these events could materially increase our costs of doing business, cause decreased enrollments, and have a material adverse effect on our business, financial condition and results of operations.
Department of Education Review of New Programs. The Department of Education’s Final Rules effective July 1, 2011 require that, if an educational institution seeks to provide a new program that prepares students for gainful employment in a recognized occupation (which by definition includes any program offered by NAU), regardless of degree or diploma level, it must submit a notice to the Department of Education at least 90 days before the expected first day of class. Unless otherwise required by the Department of Education to obtain approval for a new program (or the institution is provisionally certified and must therefore receive prior approval from the Department of Education), an institution may proceed with its plans to offer Title IV program funds to students in the program. If the Department of Education staff identifies a concern or need for information about the program, however, the Department of Education may alert the institution that approval is required. Any requirement to obtain Department of Education approval could delay the introduction of the program, which could negatively impact growth.
Additional Final Regulations. In addition to the issues specifically addressed above, the Final Rules include provisions regarding the definition of a credit hour; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. The Department of Education also routinely issues “Dear Colleague Letters” to provide guidance on certain areas of final regulations. This guidance is intended to assist institutions with understanding the regulations in these areas and does not change any of the regulations. The Department of Education has issued numerous Dear Colleague Letters to provide guidance on the Final Rules and the Gainful Employment Rule. We are in the process of analyzing all of the Final Rules, the Gainful Employment Rule, and the related Dear Colleague Letters. We cannot predict how the recently released or any other resulting regulations will be interpreted, and therefore whether we will be able to comply with these requirements by the effective date. Compliance with the Final Rules, which in most cases became effective on July 1, 2011, and with the Gainful Employment Rule, which becomes effective on July 1, 2012, and insufficient time or lack of sufficient guidance for compliance by the Department of Education, could have a material adverse effect on our business. Uncertainty surrounding application of the final rules, interpretive regulations or guidance by the Department of Education may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition and results of operations.

Additional Rulemaking. On May 5, 2011, the Department of Education announced its intention to establish additional negotiated rulemaking committees to consider additional regulations under the Higher Education Act. The Department of Education held three public hearings in May 2011 at which interested parties presented issues for consideration by the rulemaking committees. The Department of Education also conducted roundtable discussions on teacher preparation, college completion, and the proposed “First in the World” competition.
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
If the Department of Education determines that an institution does not meet the financial responsibility standards due to a failure to meet the composite score or other factors, the institution should be able to establish financial responsibility on an alternative basis permitted by the Department of Education. This alternative basis could include, in the Department of Education’s discretion, posting a letter of credit, accepting provisional certification, complying with additional Department of Education monitoring requirements, agreeing to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance funding arrangement, such as the reimbursement method of payment or heightened cash monitoring, or complying with or accepting other limitations on the institution’s ability to increase the number of programs it offers or the number of students it enrolls.
Based on our composite score for fiscal year ended May 31, 2007 and continuing for our fiscal year ended May 31, 2008, the Department of Education determined that we failed to meet the standards of financial responsibility. The Department of Education therefore required us to participate in Title IV programs under an alternative basis of financial responsibility requiring provisional certification, the posting of a letter of credit representing 10% of the Title IV program funds received by us during our most recently completed fiscal year, the receipt of Title IV program funds under the heightened cash monitoring payment method and compliance with certain other reporting requirements. Based on our audited financial statements for the fiscal year ended May 31, 2009, which indicated our composite score for such fiscal year was 1.6, the Department of Education informed us by a letter dated January 14, 2010 that we were no longer required to maintain a letter of credit, receive Title IV program funds under the heightened cash monitoring payment method or be subject to certain other reporting requirements Our audited financial statements for the fiscal years ended May 31, 2010 and May 31, 2011 indicated our composite scores for such fiscal years were 2.4 and 3.0, respectively. We remain provisionally certified, however, as a result of the transaction described in “Corporate Information”.
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
Using the Department of Education’s formula under the “90/10 Rule,” as promulgated prior to regulatory revisions implementing the August 2008 reauthorization of the Higher Education Act, for our 2008, 2009 and 2010 fiscal years, we derived approximately 68%, 72% and 76%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. For our 2011 fiscal year, we derived approximately 79% of our revenues (calculated on a cash basis) from Title IV program funds. Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues NAU receives from Title IV programs, which could make it more difficult for us to satisfy the “90/10 Rule.” In addition, economic downturns that adversely affect students’ employment circumstances could also increase their reliance on Title IV programs. However, such effects may be mitigated by other provisions of the recent Higher Education Act reauthorization that allow institutions, when calculating their compliance with this revenue test, to include more non-Title IV revenues, such as revenues from institutional loans under certain circumstances.
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
Pending Department of Education Program Review. From time to time institutions that participate in the Title IV programs are subject to program reviews by the Department of Education. In March 2011, the Department of Education announced a program review site visit for NAU, for which the on-site visit occurred in April 2011. Site visits are the first step in the program review process. We have received a preliminary program review report with respect to the site visit and are in the process of conducting file reviews and other factual investigations to be able to respond to the findings in the report. The Department of Education will review our response to the preliminary report and ultimately will issue a final determination letter regarding the program review setting forth its final findings as well as the action it intends to take based on those findings. If the Department of Education were to make significant findings of non-compliance in its final determination letter, it could result in the imposition of significant fines, penalties or other liabilities on NAU, including, without limitation, an action against NAU on the limitation, suspension or termination of its participation in Title IV programs, any of which could have a material adverse effect on our business, results of operations or financial condition. We are unable to predict when the Department of Education will complete its review, as program reviews may often take several months or years to reach final resolution.

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

With respect to the Department of Education, if an institution participating in Title IV programs plans to add a new location or educational program, the institution must generally apply to the Department of Education to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. Under current regulations, a degree-granting institution generally is not required to obtain the Department of Education’s approval of additional programs that lead to an Associate, Bachelor’s, professional or graduate degree at the same degree level as programs previously approved by the Department of Education. Similarly, under historic regulations, an institution was not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by the Department of Education as an eligible program at that institution if it meets certain minimum-length requirements. However, the Final Rules published by the Department of Education in October 2010 that took effect July 1, 2011 require that if an institution seeks to provide a new program that prepares students for gainful employment in a recognized occupation, it must submit a notice to the Department of Education at least 90 days before the first day of class. Unless otherwise required by the Department of Education to obtain approval for a new program, an institution may proceed with its plans to offer Title IV program funds to students in that program. If the Department of Education staff identifies a concern or need for information about the program, however, the Department of Education may alert the institution that approval is required. In addition, as a condition for an institution to participate in Title IV programs on a provisional basis, as in our case, the Department of Education can require prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution that is required to obtain the Department of Education’s advance approval for the addition of a new program or new location fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program or enrolled at that location.
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
Additional state regulation. Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Some states have sought to assert jurisdiction over out-of-state educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, and in other states we have obtained approvals as we have determined necessary in connection with our marketing and recruiting activities. We review the licensure requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the respective state education agencies. The Final Rules provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state. Additionally, upon request by the Department of Education, an institution must be able to document that it has the applicable state approval. Because we enroll students from all 50 states and the District of Columbia, we expect to have to seek licensure or authorization in additional states in the future. We are in the process of contacting certain states to gain additional information and clarification on the regulatory requirements for online learning in those states. If we fail to comply with state licensing or authorization requirements for any state, we may be subject to the loss of state licensure or authorization by that state, or be subject to other sanctions, including restrictions on our activities in that state, fines and penalties. The loss of licensure or authorization in a state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

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
For our fiscal year ended May 31, 2011, we derived approximately 79% of our revenues (calculated on a cash basis) from federal student financial aid programs, known as Title IV programs, administered by the United States Department of Education, or the Department of Education. A significant percentage of our students rely on the availability of Title IV program funds to finance their cost of attending NAU. To participate in Title IV programs, a post-secondary institution must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, NAU’s operations and programs are regulated by other state education agencies and additional accrediting commissions. We are subject to extensive regulation by the education agencies of multiple states, the Higher Learning Commission of the North Central Association of Colleges and Schools, or the Higher Learning Commission, which is our institutional accrediting commission, various specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs and change our ownership structure.
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
On June 18, 2010, the Department of Education published the June NPRM related to a number of Title IV program integrity issues. The June NPRM addressed each of the 14 topics discussed at the negotiated rulemaking sessions held in November 2009, December 2009 and January 2010, including, among others, the definition of a high school diploma for the purposes of establishing institutional eligibility to participate in Title IV programs and student eligibility to receive Title IV aid, standards regarding the payment of incentive compensation, establishing requirements for institutions to submit information on program completers for programs that prepare students for gainful employment in recognized occupations, revising the definition of what constitutes a “substantial misrepresentation” made by an institution, standards regarding the sufficiency of a state’s authorization of an institution for the purpose of establishing an institution’s eligibility to participate in Title IV programs, and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid. On July 26, 2010, the Department of Education published the July NPRM related to a definition of “gainful employment” for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation.
On October 29, 2010, the Department of Education published the Final Rules pertaining to the Title IV program integrity issues, addressing all 14 topics addressed in the June NPRM and the July NPRM, other than sections of the proposed definition of “gainful employment” for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation. On June 13, 2011, the Department of Education published the Gainful Employment Rule defining the meaning of “gainful employment.” Compliance with these and other new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material adverse effect on our business. The Final Rules became effective July 1, 2011, except for rules pertaining to verification and updating of student aid application information, which are effective July 1, 2012. The Gainful Employment Rule is effective July 1, 2012. We cannot predict with certainty the impact of the Final Rules and the Gainful Employment Rule on our operations, nor can we predict the timing and impact of other legislative or regulatory changes. Compliance with these and other new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material adverse effect on our business.

On May 5, 2011, the Department of Education announced its intention to establish additional negotiated rulemaking committees to consider additional regulations under the Higher Education Act. The Department of Education held three public hearings in May 2011 at which interested parties presented issues for consideration by the rulemaking committees. The Department of Education also conducted roundtable discussions on teacher preparation, college completion, and the proposed “First in the World” competition. We are unable to predict the timing or the proposed or final form of any regulations that the Department of Education ultimately may adopt and the impact of such regulations on our business.
Congress has recently commenced an examination of the for-profit education sector that could result in legislation or further Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that could materially and adversely affect our business.
Recently, Congress has placed increased focus on the role that for-profit educational institutions play in higher education. Congress has been holding various hearings on and requesting the GAO to conduct reviews of the proprietary education sector. As part of this investigation, on August 5, 2010, we received a request from the Senate Committee relating to its ongoing hearings relating to for—profit colleges receiving Title IV student financial aid. It is our understanding, based on communication from Senator Harkin, chairman of the Senate Committee, that this request was extended to 30 proprietary educational institutions. The request sought information to more accurately understand how we use Federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. See “Regulatory Matters — Regulation of Federal Student Financial Aid Programs — Congressional action and changes in Department of Education regulations.”
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
Recent statutory and regulatory changes substantially increased reporting and other requirements that could impair our reputation and adversely affect our enrollments. Our failure to comply with or accurately interpret pertinent disclosure requirements may subject us to penalties and other sanctions.
The most recent reauthorization of the Higher Education Act, in August 2008, contains numerous revisions to the requirements governing Title IV programs. Among other things, institutions participating in Title IV programs are subject to extensive additional reporting and disclosure requirements. The Final Rules published by the Department of Education in October 2010 that became effective July 1, 2011 require a number of specific disclosures to students and prospective students regarding our educational programs. Such disclosures include the occupations that NAU’s educational programs prepare students to enter upon completing their program, total program costs and median student debt incurred for our programs, along with program completion and placement rates for our programs. Any failure by us to properly interpret these new requirements could subject us to limitation, suspension or termination of our eligibility to participate in Title IV programs, the imposition of conditions on our participation in Title IV programs, monetary liabilities, fines and penalties or other sanctions imposed by the Department of Education, which could have a material adverse effect on our business, financial condition and results of operations. The prospect of such sanctions may cause us to conservatively interpret the new reporting requirements of Title IV programs by the Department of Education, which may limit our flexibility in operating our business.

If any of the education regulatory agencies or commissions that regulate us do not approve or delay any required approvals of transactions involving a change of control, our ability to operate or participate in Title IV programs may be impaired.
If we experience a change in control under the standards of the Department of Education, the Higher Learning Commission, any applicable state educational licensing agency, or any specialized accrediting agency commission, we must notify or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock of an institution or its parent company, and significant changes in the composition of the board of directors of an institution or its parent company. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change in control from the Department of Education, the Higher Learning Commission or applicable state educational licensing agencies could impair our ability to operate or participate in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations. Failure to obtain, or a delay in receiving, approval of any change in control from any state in which we are currently licensed or authorized, or from any of our specialized accrediting commissions, could require us to suspend our activities in that state or suspend offering the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock, which could discourage bids for shares of our stock your shares of our stock and could have an adverse effect on the market price of our shares.
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
In December 2009, the Office of Inspector General issued an “Alert Memorandum,” calling into question the Higher Learning Commission’s compliance with the applicable Department of Education regulations related to the Higher Learning Commission’s status as recognized by the Department of Education. Specifically, in matters unrelated to us, the Office of Inspector General asserted that the Higher Learning Commission did not make appropriate assessments as to credit hours with respect to the distance education programs of one of the Higher Learning Commission’s accredited institutions and, as such, the Office of Inspector General recommended that the Department of Education take action to determine whether the Higher Learning Commission is in compliance with federal regulations related to the recognition of accrediting agencies and, if not, to take action to limit, suspend, or terminate the Higher Learning Commission’s recognition by the Department of Education. Additionally, in May 2010, the Office of Inspector General issued a management report to the Higher Learning commission in which the Office of Inspector General found that the Higher Learning Commission does not have an established definition of credit hour or minimum requirements for program length and the assignment of credit hours, which the Office of Inspector General asserted could result in inflated credit hours, the improper designation of full-time student status, and the over-awarding of Title IV program funds. At this point, we do not know if this matter will be resolved and we are unable to speculate as to the impact on us or other institutions accredited by the Higher Learning Commission if the Higher Learning Commission’s recognition as an accrediting commission were to be limited, suspended, or terminated by the Department of Education.
If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and for campuses in the state to participate in Title IV programs.
An institution must be authorized by each state in which it physically operates to participate in Title IV programs. The Department of Education historically has determined that an institution is authorized for the purpose of eligibility to participate in Title IV program eligibility if the institution’s state does not require the institution to obtain licensure or authorization to operate in the state. In June 2010, the Department of Education published the June NPRM, pertaining to state authorization, among other things. The proposed regulations reflected the Department of Education’s view that a state is expected to take an active role in approving an institution, and that a state should not defer all, or nearly all, of its oversight responsibilities to accrediting agencies for approval of institutions. On October 29, 2010, the Department of Education published the Final Rules. Under the Final Rules, the Department of Education considers an institution to be “legally authorized in a state” if, among other things:
•	The state establishes the institution by name as an educational institution by charter, statute, constitutional provision or other action issued by an appropriate state agency or state entity, and the institution is authorized to operate educational programs beyond secondary education, including programs leading to a certificate or degree;
•	The institution complies with applicable state approval or licensure requirements, except that a state may exempt an institution from any such requirement based on (1) the institution’s accreditation by one or more accrediting agencies recognized by the Department of Education or (2) the institution being in operation for at least 20 years; and

•	The state has a process, applicable to all institutions except federal and tribal institutions, to review and appropriately act on complaints concerning the institution and applicable state laws.

In South Dakota, where our operations are headquartered, the state currently does not specifically regulate or authorize the degrees or other educational programs of private, regionally accredited institutions of higher education. We therefore believe the Department of Education may not consider NAU, or other private, regionally accredited institutions in South Dakota, to be legally authorized in the state for the purposes of participation in the Title IV programs, and that South Dakota likely will need to revise its state laws and regulations to permit NAU to be in compliance with the Final Rules. Based on communications with the South Dakota Secretary of State, we have requested the Department of Education provide a one-year extension of the application of its revised state authorization regulations to NAU, pursuant to guidance provided by the Department in the Federal Register preamble to the Final Rules. If the Department of Education were to determine that NAU is not sufficiently authorized by South Dakota and not provide such an extension, we could lose our eligibility to participate in Title IV programs. If South Dakota were to enact legislation or regulations to regulate private, regionally accredited institutions of higher education, including us, the failure by us to obtain and maintain any required authorization to operate and offer educational programs in South Dakota would similarly cause us to lose our eligibility to participate in Title IV programs. Additionally, if South Dakota were to fail to enact such legislation or regulations, or failed to enact legislation or regulations that, when considered by the Department of Education, did not permit NAU to be in compliance with the new federal regulation on state authorization, we would not be considered by the Department of Education to be legally authorized in South Dakota, which would cause us to lose our eligibility to participate in Title IV programs.
We are authorized to operate and to grant degrees or diplomas by the applicable state educational licensing agency of each state where we maintain a physical campus. Such authorization is required for our students to be eligible to receive funding under Title IV programs. To maintain such state authorizations, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. We may need to apply for additional authorization in these or other states in which we are authorized in order to comply with the state authorization requirements in Final Rules, and the authorization process could result in unexpected delays or other setbacks that could jeopardize our Title IV eligibility. If we fail to satisfy any of these standards, we could lose our authorization from the applicable state educational agency to offer educational programs and could be forced to cease operations in such state. Such a loss of authorization would also cause our physical campus in the state to lose eligibility to participate in Title IV programs. Some states may also prescribe financial regulations that are different from those of the Department of Education and many require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, we would also lose Title IV eligibility in that state. Any such event could have a material adverse effect on our business, financial condition and results of operations.
We also have been required to obtain authorization in certain other states where we do not maintain a physical campus because our activities in the state constitute a presence requiring licensure or authorization under the requirements of the applicable state education agency. If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in that state, fines and penalties. The loss of licensure or authorization in a state where we have no physical campus could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce enrollments and revenues and have a material adverse effect on our business, financial condition and results of operations. State laws and regulations are not always precise or clear, and state licensing agencies may sometimes disagree with the way we have interpreted or applied these requirements. The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices by many states and new interpretations of existing laws and regulations by state educational agencies.

In addition, the Final Rules provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state. Additionally, upon request by the Department of Education, an institution must be able to document that it has the applicable state approval. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in all 50 states and the District of Columbia, we expect that other state regulatory authorities may request that we seek licensure or authorization in their states in the future. These new laws, regulations and interpretations may relate to issues such as the requirement that education institutions offering online programs be licensed in one or more jurisdictions where they have no physical location. We are in the process of contacting certain states to gain additional information and clarification on the regulatory requirements for online learning in those states. On July 12, 2011, the U.S. District Court for the District of Columbia vacated those provisions of the Final Rules that require an institution, for Title IV program purposes, to meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state. The court determined that the Department of Education failed to provide prior notice of this aspect of the Final Rules during the rulemaking process, and thus violated the Administrative Procedures Act. The court therefore did not rule on the substantive merits of the requirement. The Department of Education may appeal the court’s decision, proceed to promulgate requirement through a supplemental rulemaking process, or both. We therefore cannot predict with any certainty the future effectiveness of this aspect of the Final Rules. New laws, regulations or interpretations related to providing educational programs and services over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and otherwise have a material adverse effect on our business, financial condition and results of operations. Additionally, any misinterpretation by us of these regulatory requirements or adverse changes in regulations or interpretations of these regulations by state licensing agencies could have a material adverse effect on our business, financial condition and results of operations.
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
As described in more detail under “Regulatory Matters — Regulation of Federal Student Aid Programs — Financial Responsibility,” the Department of Education annually assesses our financial responsibility through a composite score determination. Based on our composite score for fiscal year ended May 31, 2007, and continuing for our fiscal year ended May 31, 2008, the Department of Education previously determined that we failed to meet the standards of financial responsibility. As a result of this determination, the Department of Education required us to post a letter of credit equal to 10 percent of Title IV program funds we received during our most recently completed fiscal year. Based on our audited financial statements for the fiscal year ended May 31, 2009, the Department of Education informed us that we were no longer required to maintain a letter of credit. Our audited financial statements for the fiscal years ended May 31, 2010 and May 31, 2011 indicated our composite scores for such fiscal years were 2.4 and 3.0, respectively. Any obligation to post a letter of credit in the future could increase our costs of regulatory compliance. If we are unable to secure any required letter of credit, we would lose our eligibility to participate in Title IV programs, which can be expected to have a material adverse effect on our business, financial condition and results of operations.

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
Using the Department of Education’s formula under the “90/10 Rule,” for our 2008 and 2009 fiscal years, as promulgated prior to regulatory revisions implementing the August 2008 reauthorization of the Higher Education Act, we derived approximately 68% and 72%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. For our 2010 and 2011 fiscal years, we derived approximately 76% and 79%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds.
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
An educational institution may lose its eligibility to participate in Title IV programs if, for three consecutive years, 25% or more of its students who were required to begin repayment on their student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in Title IV programs if the default rate of its students exceeds 40% for any single year. The August 2008 reauthorization of the Higher Education Act extends by one year the period for which students’ defaults on their loans will be included in the calculation of an institution’s default rate, a change that is expected to increase most institutions’ default rates. The new law also increases the threshold for an institution to lose its eligibility to participate in Title IV programs from 25% to 30%. These changes to the law take effect for institutions’ cohort default rates for federal fiscal year 2009, which are expected to be calculated and issued by the Department of Education in 2012. Our cohort default rates have historically been significantly below these levels, including 8.2% for federal fiscal year 2007, 7.3% for federal fiscal year 2006 and 7.5% for federal fiscal year 2005, the last three years for which the Department of Education has issued official cohort default rates. We cannot, however, provide any assurance that this will continue to be the case. Any increase in interest rates or reliance on “self-pay” students, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material adverse effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place us in danger of losing its eligibility to participate in Title IV programs, which would have a material adverse effect on our business, financial condition and results of operations.
We would be subject to sanctions if we were to pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities.
The Higher Education Act prohibits an educational institution that participates in Title IV programs from making any commission, bonus or other incentive payments based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Under Department of Education regulations in effect prior to July 1, 2011, there were twelve “safe harbor” provisions which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act, including the following:
•	an institution could make up to two adjustments (upward or downward) to a covered employee’s salary or fixed hourly wage rate within any 12-month period without the adjustment being considered an incentive payment, provided that no adjustment is based solely on the number of students recruited, admitted, enrolled or awarded financial aid;

•	a covered employee could be compensated based upon students successfully completing their educational programs; and
•	the incentive payment prohibition in the Higher Education Act did not apply to managerial and supervisory employees who do not directly manage or supervise employees who are directly involved in recruiting or admissions activities, or the awarding of Title IV funds.
While we believe that our compensation policies and practices have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and, in a limited number of instances, our actions may not have been within the scope of any historic safe harbor provided in the compensation regulations.
In the Final Rules published by the Department of Education on October 29, 2010 that became effective July 1, 2011, all of the previous safe harbor provisions were eliminated. The Department of Education effectively has taken the position that any commission, bonus or other incentive compensation based in any part, directly or indirectly, or securing enrollment or awarding financial aid is inconsistent with the prohibition against incentive compensation payment in the Higher Education Act. The Department of Education contends that institutions do not need to rely on these safe harbors and can instead determine if compensation is permissible under the Higher Education Act by considering (1) whether it is a commission, bonus or other incentive payment (meaning an award of money or something of value, other than a fixed salary or wages), paid or given for services rendered and (2) if so, whether that commission, bonus or other incentive payment is given to a person based in any part, directly or indirectly, upon securing enrollments or awarding financial aid. The prohibition against incentive compensation applies to any person engaged in student recruitment or admissions activities or in making financial aid award decisions, and any higher level employees with responsibility for such activities.
In the Final Rules, the Department of Education has maintained that institutions may make merit-based adjustments to employee compensation, provided that those adjustments are not based, in any part, directly or indirectly, upon securing enrollments or awarding financial aid. Among other examples, the Department of Education provides guidance that an institution may maintain a hierarchy of enrollment personnel with varying levels of responsibility and salary scales that reflect added amounts of responsibility, that an institution may promote personnel based on merit, and that an institution may make compensation decisions based on seniority or length of employment, provided that such decisions are consistent with the prohibition on incentive compensation. In a “Dear Colleague” letter issued on March 17, 2011, the Department of Education provided additional guidance regarding the scope of the prohibition on incentive compensation and to what employees and types of activities the prohibition applies. We have modified some of our compensation practices as a result of the elimination of the safe harbors. These changes in our compensation practices could (1) reduce the effectiveness of our employees, and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business. This could also increase marketing costs and reduce revenues if we are unable to maintain or increase student enrollments.
In addition, in recent years, other postsecondary educational institutions have been named as defendants to whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees pursuant to the Federal False Claims Act, alleging that their institution’s compensation practices did not comply with the incentive compensation rule. A qui tam case is a civil lawsuit brought by one or more individuals, referred to as a relator, on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case, including the possibility of treble damages. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. Any such litigation could be costly and could divert management’s time and attention away from the business, regardless of whether a claim has merit.

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
We or certain of our educational programs may lose eligibility to participate in the Title IV programs if our educational programs are not shown to lead to “gainful employment” in a recognized occupation.
Under the Higher Education Act, proprietary schools are generally eligible to participate in Title IV programs only to the extent that their educational programs lead to “gainful employment” in a recognized occupation. In the July NPRM, the Department of Education proposed to assess whether a program leads to “gainful employment” by applying two tests, one based on debt-to-income ratios and the other based on repayment rates. On June 13, 2011, the Department of Education published the final Gainful Employment Rule defining “gainful employment” using two metrics, one based on debt-to-income ratios and the other based on repayment rates. See “Regulatory Matters — Regulation of Federal Student Financial Aid Programs — Gainful Employment.” If an educational program fails both the loan repayment or debt to earnings metrics, after one failure, the institution must provide an oral or written warning to students disclosing the amount by which the program missed minimal acceptable performance and the program’s plans for improvement. The institution must also establish a three day waiting period before a student can enroll after receiving this disclosure. After two failures in three years, the institution must provide a written warning to prospective and enrolled students in the failing program, stating the plans the institution intends to take in response, the risks associated with enrolling or continuing in the program, that students “should expect to have difficulty repaying” their loans and, if the institution chooses to discontinue the program at this stage, notice to students with a timeline for discontinuation. After three failures in four years, the program loses eligibility for Title IV Program funds. Once a program has lost eligibility, an institution cannot reestablish the program’s Title IV eligibility for at least three years.
If a particular educational program ceased to become eligible for Title IV Program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may be required to cease offering that program. The Gainful Employment Rule also includes new requirements for the Department of Education’s approval of new educational programs subject to the Gainful Employment Rule, which include any educational programs sought to be offered by us. These requirements impose various new requirements on, and could adversely affect, our ability to add new educational programs. In addition, the Department of Education has published no definite standards by which institutions can determine the likelihood that a new educational program will be approved. As such, these requirements add uncertainty regarding new program approvals, which could adversely affect our ability to respond to emerging employment trends and add programs that are responsive to those trends, which in turn could decrease our attractiveness to certain students.

We are currently evaluating the impact of these rules on our business and will continue to monitor developments in this area. It is unclear at this time the level of administrative burden, increased costs, or effect on growth and enrollments that may result from these new reporting and disclosure requirements. There remain many open questions and interpretive issues with respect to these aspects of the final regulations. It is possible that the Gainful Employment Rule could render a significant number of our programs, and many programs offered by other proprietary educational institutions, ineligible for Title IV funding. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income levels of our former students, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model. We may have to substantially increase our efforts to promote student loan repayment to ensure continued eligibility for certain programs to remain eligible for Title IV funding. We could also be required to increase disclosures to our students and prospective students, and our program growth could be restricted or compromised. Any of these events could materially increase our costs of doing business, cause decreased enrollments, and have a material adverse effect on our business, financial condition and results of operations.
If our students experience a loss or reduction of state financial aid, we could be materially adversely effected.
A significant number of states in which we operate have faced budget constraints, which have caused or may cause them to reduce or eliminate state appropriations, including with respect to the amount of financial assistance provided to post-secondary students, and additional states may reduce or eliminate such appropriations in the future. State financial aid programs generally are subject to annual appropriation by the state legislatures, which may eliminate or significantly decrease the amount of state financial aid available to students. We cannot predict whether future reductions in state financial aid programs will occur or how long such reductions will persist. For fiscal year ended May 31, 2011, we derived approximately 79% of our total revenue from state financial aid programs. In fiscal year ended May 31, 2011, students enrolled at our Minnesota locations received financial assistance through a state financial aid program. The loss or reduction of state financial aid could decrease our student enrollment and could have a material adverse effect on our business.
A substantial decrease in private student financing options or a significant increase in financing costs for our students could have a material adverse effect on us.
Some of our eligible students have used private (i.e., non-Title IV) loan programs to fund a portion of their education costs not covered by Title IV program funds or state financial aid sources. Recent adverse market conditions for consumer and federally guaranteed student loans (including lenders’ increasing difficulties in reselling or syndicating student loan portfolios) have resulted, and could continue to result, in providers of private loans reducing the availability of or increasing the costs associated with providing private loans to post-secondary students. In particular, loans to students with low credit scores who would not otherwise be eligible for credit-based private loans have become increasingly difficult to obtain. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs. If our students’ are unable to finance their education our student population could decrease, which would have a material adverse effect on our business, financial condition and results of operations.
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
The post-secondary education market is highly fragmented and competitive. We compete for students with traditional public and private two-year and four-year colleges and universities, and other for-profit schools, including those that offer online learning programs, and alternatives to higher education, such as employment and military service. Many public and private schools, colleges and universities, including most major colleges and universities, offer online programs. We expect to experience additional competition in the future as more colleges, universities and for-profit schools offer an increasing number of online programs. Public institutions receive substantial government subsidies, and public and private non-profit institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, public and private nonprofit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than us. We may not be able to compete successfully against current or future competitors and may face competitive pressures that could have a material adverse effect on our business, financial condition and results of operations.
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
Our revenue increased from approximately $62.6 million in fiscal 2009 to approximately $89.8 million in fiscal 2010 and then to approximately $106.8 million in fiscal 2011. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business plan. In addition, you should not rely on the results of any prior periods as an indication of our future operating performance.
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
Our ability to sustain our current rate of growth or profitability depends on a number of factors, including our ability to obtain and maintain regulatory approvals, our ability to maintain operating margins, our ability to recruit and retain high quality academic faculty and administrative personnel and other competitive factors. Over the past three years, a majority of our growth has resulted from an increase in students enrolling in our Associate degree programs; however, we believe that future growth will be based upon an expansion of our current programs, the addition of new programs, an increase in our physical and online presence, affiliation agreements and increasing enrollments. The growth and expansion of our domestic and international operations may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls and personnel. Any failure to effectively manage or maintain growth could have a material adverse effect on our business, financial condition and results of operations.
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
For the fiscal years ended May 31, 2011, 2010, and 2009, NAU derived cash receipts equal to approximately 79%, 76%, and 72%, respectively, of its net revenue from tuition financed under Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not subsidized. If our students’ employment circumstances are adversely affected by regional or national economic downturns, they may be more heavily dependent on student loans. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if interest rates increase or Congress decreases the amount available for Title IV funding, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a material adverse effect on our enrollments and future growth prospects and our business, financial condition and results of operations.
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
We lease our educational sites and administrative facilities except for our main educational site in Rapid City, South Dakota, which we own. Our educational sites are located in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, and Texas and our corporate headquarters is located in Rapid City, South Dakota, as set forth under the heading “Educational Sites” under Item 1. As of June 30, 2011, we owned one and leased 31 educational sites (five of which are pending regulatory approvals) and administrative facilities.
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

	Fiscal 2010						Fiscal 2011
	Cash						Cash
	Dividends						Dividends
	Declared		High		Low		Declared	High	Low
First Quarter	—		$7.81		$7.55		$0.0275	$10.50	$4.88
Second Quarter	—		$7.90		$7.30		$0.03	$8.21	$4.57
Third Quarter	$0.0275		$11.00		$7.00		$0.03	$7.93	$6.27

Fourth Quarter	$0.1875	[3]	$10.10	[1]	$8.00	[2]	$0.03	$7.92	$6.52

1.	High bid price on the Over-the-Counter Bulletin Board for the fourth quarter, fiscal 2010.

2.	Low sales price as reported on Nasdaq Global Market for the fourth quarter, fiscal 2010.

3.	Includes a one-time special cash dividend of $0.16 per share paid to holders of common stock after the completion of our follow-on public offering on June 1, 2010.
Stockholders
As of August 2, 2011, there were approximately 26 holders of record of our common stock.
Dividends
Prior to our transaction with Dlorah, we did not pay any cash dividends. Prior to the closing of our follow-on public offering, which closed on June 1, 2010, pursuant to our second amended and restated certificate of incorporation, the holders of our Class A common stock, par value $0.0001, were entitled to a quarterly accruing dividend equal to $0.11 (for a total of $0.44 per year) per share of common stock into which such Class A common stock is convertible for each of the Company’s eight successive fiscal quarters following the first issuance of Class A common stock, paid when and if declared by our board of directors. If a dividend was paid on the Class A common stock, we must have also declared and paid a dividend on the common stock equal to one-fourth of the amount of the dividend paid to the Class A common stock. During our fiscal year 2010, we have paid two dividends on the Class A common stock and common stock, which were paid on January 4, 2010 and March 20, 2010. For each of those dividends, the record holders of Class A common stock received a dividend equal to $0.11 per share of common stock into which such Class A common stock was convertible, and the holders of common stock received a dividend of $0.0275 per share.
We also declared and paid a contingent special dividend that were payable promptly after the completion of our follow-on public offering on June 1, 2010, to our Class A common stockholders and common stockholders of record on May 20, 2010. The aggregate amount of the special dividend paid was approximately $11.1 million, or (a) approximately $0.64 per share of common stock into which a share of Class A common stock was convertible to holders of Class A common stock and (b) $0.16 per share of common stock payable to holders of common stock. Immediately prior to the completion of our follow-on public offering, all Class A common stock were converted into common stock. The payment of the special dividend represented the aggregate amount of the dividend that would be foregone by the Class A common stockholders by converting their Class A common stock into common stock in connection with the follow-on public offering and the corresponding required dividend to the common stockholders, using a present value discount to reflect that the dividend would be paid in advance of when it is otherwise payable.
Because no Class A common stock were outstanding following its conversion into common stock prior to the consummation of the follow-on public offering, we will have no further obligation to accrue or pay dividends on any of our outstanding capital stock. Nevertheless, during our fiscal year 2011, our board of directors have declared dividends on our common stock, and to the extent that funds are available, our board of directors currently intends to continue paying dividends on our common stock. The payment of any dividends in the future, however, will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.

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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of May 31, 2011, which includes our 2009 Stock Option and Compensation Plan.

Number of
securities
remaining
available for
future issuance
	Number of			under
	securities to be			equity
	issued upon			compensation
	exercise of			plans
	outstanding	Weighted-average		(excluding
	options,	exercise price of		securities
	warrants	outstanding options,		reflected in
Plan category	and rights	warrants and rights		column (a))
	(a)	(b)		(c)

Equity compensation plans approved by security holders (1)

2009 Incentive Plan	163,000	$6.31	(2)	1,137,000

	163,000	$6.31	(2)	1,137,000

(1)	See “National American University Holdings, Inc. 2009 Stock Option and Compensation Plan” described in “Notes to Consolidated Financial Statements—Note 9—Stockholders’ Equity” for further description of our equity compensation plan.

(2)	Represents the weighted-average exercise price of outstanding securities and is calculated by taking into account the 53,000 shares of common stock subject to outstanding restricted stock units that become issuable as those units vest, for no consideration. The weighted-average exercise price of outstanding securities excluding those 53,000 shares of common stock that can be exercised for no consideration is $9.35.

Item 6.	Selected Financial Data.
The following table shows our selected consolidated financial and operating data for each of the fiscal years ended May 31, 2011, 2010, 2009 and 2008. Dlorah was the accounting acquirer in our transaction as described in Note 15 to our consolidated financial statements. Accordingly, our historical financial information reflects the operations of Dlorah. The selected consolidated statements of financial data for the fiscal years ended May 31, 2011, 2010, 2009 and 2008 are derived from Dlorah’s audited consolidated financial statements prepared in accordance with accounting standards generally accepted in the United States. Our historical results are not necessarily indicative of our results for any future period.
This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended May 31,
	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Income Statement
Total Revenues	$106,808	$89,796	$62,584	$49,457
Costs and Expenses:
Cost of educational services	22,575	20,419	17,398	15,130
Selling, general and administrative	64,474	49,886	37,626	32,642
Auxiliary expense	2,888	2,076	1,595	1,523
Cost of condominium sales	381	761	558	122
Loss on disposition of property and equipment	82	29	3	5

Total Costs and Expenses	90,400	73,171	57,180	49,422
Income from Operations	16,408	16,625	5,404	35

Other Income (Expense)	271	(101)	(499)	(649)

Income (Loss) before Income Taxes	16,679	16,524	4,905	(614)

Income Tax Expense	(6,375)	(6,485)	(1,797)	231

Net Income (Loss)	10,304	10,039	3,108	(383)

Net (Income) Loss attributable to non-controlling interest	(38)	(4)	13	(37)

Net Income (Loss) attributable to National American University Holdings, Inc. and subsidiaries	$10,266	$10,035	$3,121	$-420

	Year Ended May 31,
	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Income from operations per Class A Share
Basic	$0	$95.25	$31.21	$-4.20
Diluted	0	95.25	31.21	-4.20
Income from operations per Common Share
Basic	0.39	-0.04	0	0
Diluted	0.38	-0.04	0	0
Balance Sheet
Total Assets	$77,938	$47,286	$28,865	$28,162
Long-Term Obligations	$7,075	$3,531	$10,972	$13,041
Cash Dividends declared per Class A Share	$0	$0.86	$2.00	$2.00
Cash Dividends declared per Common Share	$0.12	$0.22	n/a	n/a

	Year Ended May 31,
	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Weighted Average Shares
Basic EPS
Class A	—	100,000	100,000	100,000
Common	26,236,783	3,103,847	n/a	n/a
Diluted EPS
Class A	—	100,000	100,000	100,000
Common	26,836,039	3,103,959	n/a	n/a

Other Data (Unaudited)
Loss from Real Estate Operations Before Taxes	$(621)	$(735)	$(527)	$(900)
EBITDA[1]	$19,392	$19,163	$7,662	$2,241
Student Headcount (for Spring quarter of the fiscal year)[2]	10,015	8,758	6,479	4,960

[1]	Consists of income attributable to the Company, less income from non-controlling interest, plus income (loss) from non-controlling interest, minus interest income, plus interest expense, plus income taxes, plus depreciation and amortization. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies and is therefore limited as a comparative measure. Furthermore, as an analytical tool, EBITDA has additional limitations, including that (a) it is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments; (b) it does not reflect changes in, or cash requirements for, our working capital needs; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements, or future requirements for capital expenditures or contractual commitments. To compensate for these limitations, we evaluate our profitability by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of cash flows from operations and through the use of other financial measures.

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
The following table provides a reconciliation of net income attributable to the Company to EBITDA:

	Year Ended May 31,
	2011	2010	2009	2008
	(dollars in thousands)
Net Income (Loss) attributable to the Company	$10,266	$10,035	$3,121	$(420)
Income (Loss) attributable to non-controlling interest	38	4	(13)	37
Interest Income	(148)	(206)	(242)	(282)
Interest Expense	0	525	834	1,023
Income Taxes	6,375	6,485	1,797	(231)
Depreciation and Amortization	2,861	2,320	2,165	2,114

EBITDA	$19,392	$19,163	$7,662	$2,241

[2]	Student headcount is based on the headcount as of the last day of the university’s Spring term, which runs from March to May.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Background
National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning offering Associate, Bachelor’s and Master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 32 educational sites (five of which are pending regulatory approvals) located in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota.
As of May 31, 2011, NAU had enrolled 3,751 students at its physical locations, 4,624 students for its online programs, and 1,640 students at its hybrid learning centers who attended physical campus locations and also took classes online. NAU supports the instruction of 4,000 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charge a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1.3% of our revenues for the fiscal year ended May 31, 2011.
Key Financial Results Metrics
Revenue. Revenue is derived mostly from NAU’s operations. For fiscal year ended May 31, 2011, approximately 92.9% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s food services, bookstore, dormitory and motel operations and the real estate operations rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.
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
We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expense as a percentage of revenues for the fiscal years ended May 31, 2011, 2010, and 2009 was 3.1%, 2.6%, and 2.6%, respectively.
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

The following chart is a summary of our student enrollment on May 31, 2011, and May 31, 2010, by degree type and by instructional delivery method.

	May 31, 2011	May 31, 2010	% Growth for
	(Spring ’11 Qtr)	(Spring ’10 Qtr)	same quarter
	Number of Students	Number of Students	over prior year
Graduate	385	335	14.9%
Undergraduate and Diploma	9,630	8,423	14.3%

Total	10,015	8,758	14.4%

On-Campus	4,624	3,565	29.7%
Online	3,751	3,742	0.2%
Hybrid	1,640	1,451	13.0%

Total	10,015	8,758	14.4%

We experienced a 14% growth in enrollment in spring term 2011 over spring term 2010. This growth was a significant increase over our historic enrollment growth, which has averaged approximately 11.75% annually since 1998. We believe this recent growth is attributable to four main factors: investment in the expansion and development of physical locations; investment in the expansion of current academic programs and development of new academic programs; the development of a disciplined student recruitment process; and the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. We also believe we have realized a significant increase in enrollments since 2005 due to our investment of approximately $34 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.
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
Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expenses, the cost of condominium sales, and the loss on disposition of property and equipment. Cost of educational services expenses contain expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), as well as depreciation, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books, clothing, food and textbook shrinkage. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The loss on disposition of property and equipment expense records the cost of disposed assets that are no longer used by us.

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
Public company expenses. As a public company, we have begun and will continue to incur significant additional costs and expenses such as increased legal and audit fees, professional fees, director and officer insurance costs, board of director fees and expenses related to compliance with the Sarbanes-Oxley Act regulations and preparing and distributing periodic reports in compliance with obligations under the federal securities laws. In addition, we will likely have to hire additional personnel and expand our administrative functions to maintain compliance, with the regulatory obligations of being a public company. We estimate that the additional costs of being a public company will be between $1.0 million and $2.0 million annually, which we expect to fund through cash provided by operating activities.
Stock-based compensation. We expect to incur increased non-cash, stock based compensation expense in connection with existing and future issuances under our Stock Plan or other equity incentive plans as compared with prior years in an effort to create a consistent and comprehensive compensation package for management.
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
Revenue recognition. Academic revenue represented approximately 92.9%, 91.8%, and 90.9% of revenue for the fiscal years ended May 31, 2011, 2010, and 2009, respectively. We recognize revenue from tuition ratably over the length of the respective term. Academic revenue is tuition revenue, fees and charges assessed at the start of each term. If a student drops or withdraws from a course during the first week of classes, we refund 100% of the charges for tuition and fees, beyond the first week but during the first 60% of scheduled classes, the percentage of tuition charges refunded is based on a daily proration on a percent of the term completed. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations, and are reflected as current liabilities on the balance sheet.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of the students to make required payments. We determine the adequacy of the allowance for doubtful accounts based on an analysis of aging of the accounts receivable and with regard to historical bad debt experience. Accounts receivable balances are generally written off when deemed uncollectible at the time the account is returned by an outside collection agency. However, accounts that are 180 days old are fully reserved and management continues collection efforts until it is determined that the possibility of collection is unlikely. Bad debt expense is recorded as a selling, general and administrative expense. As of May 31, 2011, and 2010, the allowance for doubtful accounts was approximately $0.2 million, and $0.2 million respectively. During the fiscal years ended May 31, 2011, 2010, and 2009, bad debt expense was $3.4 million, $2.4 million, and $1.6 million, respectively. The bad debt expense was 3.1%, 2.6%, and 2.6% of total revenue for the fiscal years ended May 31, 2011, 2010 and 2009, respectively.
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
Department of Education Rulemaking
On June 18, 2010, the Department of Education published the June NPRM related to a number of Title IV program integrity issues. The June NPRM addressed each of the 14 topics discussed at the negotiated rulemaking sessions held in November 2009, December 2009 and January 2010, including, among others, the definition of a high school diploma for the purposes of establishing institutional eligibility to participate in Title IV programs and student eligibility to receive Title IV aid, standards regarding the payment of incentive compensation, establishing requirements for institutions to submit information on program completers for programs that prepare students for gainful employment in recognized occupations, revising the definition of what constitutes a “substantial misrepresentation” made by an institution, standards regarding the sufficiency of a state’s authorization of an institution for the purpose of establishing an institution’s eligibility to participate in Title IV programs, and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid. On July 26, 2010, the Department of Education published the July NPRM related to a definition of “gainful employment” for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation. On October 29 2010, the Department of Education published the Final Rules pertaining to the Title IV program integrity issues, addressing all 14 topics addressed in the June NPRM and the July NPRM, other than sections of the proposed definition of “gainful employment.” On June 13, 2011, the Department of Education published in the Gainful Employment Rule.

The Final Rules became effective July 1, 2011, except for rules pertaining to verification and updating of student aid application information, which are effective July 1, 2012. The Gainful Employment Rule is effective July 1, 2012. On May 5, 2011, the Department of Education announced its intention to establish additional negotiated rulemaking committees to consider additional regulations under the Higher Education Act. The Department of Education held three public hearings in May 2011 at which interested parties presented issues for consideration by the rulemaking committees. The Department of Education also conducted roundtable discussions on teacher preparation, college completion, and the proposed “First in the World” competition. Compliance with these and other new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material adverse effect on our business. Although we are still in the process of analyzing these final regulations to determine what, if any, impact they may have on our business and institutions, we believe the new regulations discussed in “Regulatory Matters — Regulation of Federal Student Financial Aid Program — Incentive compensation; State Authorization; Misrepresentation; Gainful Employment; and Department of Education Review of New Programs are likely to have the most impact on our future operating results and financial conditions.
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
Results of Operations — For the Year Ended May 31, 2011 Compared to the Year Ended May 31, 2010
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended	Year-Ended
	May 31, 2011	May 31, 2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	21.1	22.7
Selling, general and administrative	60.4	55.6
Auxiliary expense	2.6	2.4
Cost of condominiums sales	0.4	0.8
Loss on disposition of property	0.1	0.0

Total operating expenses	84.6	81.5

Operating income	15.4	18.5

Interest expense	(0.0)	(0.6)
Interest income	0.1	0.2
Other income	0.1	0.3

Income before income taxes	15.6	18.4
Income tax expense	(6.0)	(7.2)
Net income attributable to non-controlling interest	0	0

Net income attributable to the Company	9.6	11.2

For the year ended May 31, 2011, we generated $106.8 million in revenue, an increase of 18.9% compared to the same period in 2010. This increase was attributable to enrollment growth, an average tuition increase of 4.3% effective September 2010, fees billed to affiliated institutions for our courseware development, technical support and online class hosting services, continued geographic and programmatic expansion and revenue from condominium sales. Our revenue for the year ended May 31, 2011 consisted of $105.4 million from our NAU operations and $1.4 million from our other operations. Total operating expenses were $90.4 million or 84.6% of total revenue for the year ended May 31, 2011, an increase of 23.6% compared to the same period in 2010 due to the additional expansion and development. Income before income taxes was $16.7 million or 15.6% of total revenue for the year ended May 31, 2011, an increase of 0.9% compared to the same period in 2010. Net income attributable to the Company was $10.3 million or 9.6% of total revenue for the year ended May 31, 2011, an increase of 2.3% compared to the same period in 2010.
NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended	Year-Ended
	May 31, 2011	May 31, 2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	21.4	23.2
Selling, general and administrative	59.5	54.8
Auxiliary expense	2.7	2.5
Loss on disposition of property	0.1	0.0

Total operating expenses	83.7	80.5

Operating income	16.3	19.5

Interest expense	(0.0)	(0.1)
Interest income	0.1	0.2
Income before non-controlling interest and taxes	16.4	19.6
Total revenue. The total revenue for NAU for the year ended May 31, 2011 was $105.4 million, an increase of $17.4 million or 19.8%, as compared to total revenue of $87.9 million for the year ended May 31, 2010. The increase was primarily due to the enrollment increase of approximately 14%, which was consistent with our investment in new program development, program expansion, development of new educational sites and student retention initiatives, over the prior year. The enrollment increase can also be attributed, in part, to the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. In addition, the increase in total revenue is due to an average tuition increase of 4.3% that was approved by NAU’s board of governors in April 2010 and became effective September 2010, and fees billed to affiliated institutions for our courseware development, technical support and online class hosting services. We believe that management’s execution of NAU’s well-defined strategic plan contributed to the increase in revenues.
The academic revenue for the year ended May 31, 2011 was $99.2 million, an increase of $16.8 million or 20.4%, as compared to academic revenue of $82.4 million for the year ended May 31, 2010. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $6.2 million, an increase of $0.6 million or 11.3%, as compared to auxiliary revenue of $5.5 million for the year ended May 31, 2010. The increase in auxiliary revenue was primarily driven by increased enrollment growth in the sales of books and instructional materials.
Cost of educational services. The educational services expense as a percentage of total revenue decreased by 1.8% for the year ended May 31, 2011, to 21.4%, as compared to 23.2% for the year ended May 31, 2010. This decrease was a result of realizing continued economies of scale through enrollment growth and by counseling students to enroll in online courses, thereby increasing our student to instructor ratios. The educational services expenses for the year ended May 31, 2011, were $22.6 million, an increase of $2.2 million, or 10.6%, as compared to educational expenses of $20.4 million for the year ended May 31, 2010. This increase was primarily due to increases in instructional compensation and related expenses. These increases were attributable to the increased faculty and staff members needed to provide and maintain the quality of our educational services to our increased student enrollment.

Selling, general and administrative expenses. The selling, general and administrative expense as a percentage of total revenue increased by 4.7% for the year ended May 31, 2011, to 59.5%, as compared to 54.8% for the year ended May 31, 2010. This increase was primarily the result of the university’s additional expenses relating to opening new locations. The selling, general and administrative expenses for the year ended May 31, 2011 were $62.7 million, an increase of $14.4 million, or 29.9% (with a significant portion of this increased detailed below), as compared to selling, general and administrative expenses of $48.2 million for the year ended May 31, 2010. The increase was attributed to additional support staff necessary to support our continued growth, increased admissions staff to support our growth plan and larger marketing costs to sustain our growth initiative.
In addition, we track the expenditures associated with new educational sites, new program development and program expansion within the selling, general and administrative expense category. For the year ended May 31, 2011, the total business expansion and development expenditures were $14.3 million as compared to $6.5 million for the same period in fiscal year 2010. Included in this total was $3.1 million for the continued development of the Austin, Texas, campus compared to $2.2 million for the same period in fiscal year 2010, $9.3 million for the expansion and development of hybrid learning centers in Missouri, Minnesota, Kansas, Texas, Oklahoma, and Colorado as compared to $2.0 million for the same period in fiscal year 2010, and $2.0 million for the continued expansion for the nursing programs in Denver, Colorado; Bloomington, Minnesota; Albuquerque, New Mexico; Rapid City, South Dakota; and Sioux Falls, South Dakota, as compared to $1.1 million for the same period in fiscal year 2010.
Auxiliary. Auxiliary expenses for the year ended May 31, 2011 were $2.9 million, an increase of $0.8 million, or 39.1%, as compared to auxiliary expenses of $2.1 million for the year ended May 31, 2010. This increase was primarily the result of the increase in cost of books resulting from higher book sales.
Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the year ended May 31, 2011, was $17.3 million, which remained flat as compared to the year ended May 31, 2010. We are executing our strategic growth initiatives by expanding existing academic programs, developing new academic programs and developing educational sites, which resulted in revenue being up over $17.4 million during the year ended May 31, 2011 compared to the same time period last fiscal year. Expenses were 83.7% of total revenue for the year ended May 31, 2011 and were 80.5% for the same period in fiscal year 2010. This increase is consistent with our efforts to grow with additional locations.
Other
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended	Year-Ended
	May 31, 2011	May 31, 2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Selling, general and administrative	125.2	89.1
Cost of condominium sales	26.5	41.1

Total operating expenses	151.7	130.2

Operating income (loss)	(51.7)	(30.2)

Interest expense	(0.0)	(21.6)
Interest income	0.0	0.3
Other income	8.5	11.8

Income (loss) before non-controlling interest and taxes	(43.2)	(39.7)

Our other operations total revenue for the year ended May 31, 2011 was $1.4 million, a decrease of $0.4 million or 22.2%, as compared to total revenue of $1.9 million for the year ended May 31, 2010. The decrease is due to fewer sales of condominiums in fiscal year 2011.
The rental income from apartments for the year ended May 31, 2011 was $1.0 million, an increase of $72,000 or 7.8%, as compared $0.9 million for the year ended May 31, 2010.
The condominium sales for the year ended May 31, 2011 were $0.4 million, a decrease of $0.5 million or 51.8%, as compared to $0.9 million for the year ended May 31, 2010.
The selling, general and administrative expenses as a percentage of total revenue increased by 36.1% for the year ended May 31, 2011 to 125.2%, as compared to 89.1% for the year ended May 31, 2010. The selling, general and administrative expenses for the year ended May 31, 2011 were $1.8 million, an increase of $0.2 million, or 9.3%, as compared to $1.6 million for the year ended May 31, 2010.
The cost of the condominium sales for the year ended May 31, 2011 was $0.4 million, a decrease of $0.4 million, or 49.9%, as compared to $0.8 million for the year ended May 31, 2010.
The loss before non-controlling interest and taxes for the year ended May 31, 2011 was $0.6 million, a decrease of $0.1 million, as compared to a loss of $0.7 million for the year ended May 31, 2010.
Results of Operations — For the Year Ended May 31, 2010 Compared to the Year Ended May 31, 2009
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended	Year-Ended
	May 31, 2010	May 31, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.7	27.8
Selling, general and administrative	55.6	60.1
Auxiliary expense	2.4	2.6
Cost of condominium sales	0.8	0.9

Total operating expenses	81.5	91.4

Operating income	18.5	8.6

Interest expense	(0.6)	(1.3)
Interest income	0.2	0.4
Other income	0.3	0.1

Income before income taxes	18.4	7.8
Income tax expense	(7.2)	(2.8)
Net income attributable to non-controlling interest	0	0

Net income attributable to the Company	11.2	5.0

For the year ended May 31, 2010, we generated $89.8 million in revenue, an increase of 43.5% compared to the same period in 2009. This increase was attributable to enrollment growth, an average tuition increase of 4.4% effective September 2009, additional students served through affiliated institutions, continued geographic and programmatic expansion and revenue from condominium sales. Our revenue for the year ended May 31, 2010 consisted of $87.9 million from our NAU operations and $1.9 million from our other operations. Total operating expenses were $73.2 million or 81.5% of total revenue for the year ended May 31, 2010, an increase of 28.0% compared to the same period in 2009. Although we had a number of expenses we anticipate to be infrequent (approximately $5 million detailed as follows) impact our financial statements this past year, we continued to see a positive trend in increase of revenues and overall profitability. The Company successfully completed a reverse merger and a secondary public offering in the year ended May 31, 2010. As a result of these two activities, we had a number of infrequent transactions which were made to better position the Company going forward. We bought out two existing employment agreements with a cost of $2.7 million, the payment of advisory fees of $0.2 million, and recorded an expense of $2.1 million for stock grants issued to management. Income before income taxes was $16.5 million or 18.4% of total revenue for the year ended May 31, 2010, an increase of 236.9% compared to the same period in 2009. Net income attributable to the Company was $10.0 million or 11.2% of total revenue for the year ended May 31, 2010, an increase of 221.5% compared to the same period in 2009.
NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended	Year-Ended
	May 31, 2010	May 31, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.2	28.6
Selling, general and administrative	54.8	59.7
Auxiliary expense	2.5	2.6
Total operating expenses	80.5	90.9

Operating income	19.5	9.1

Interest expense	(0.1)	(0.6)
Interest income	0.2	0.4
Income before non-controlling interest and taxes	19.6	8.9
Total revenue. The total revenue for NAU for the year ended May 31, 2010 was $87.9 million, an increase of $27.0 million or 44.4%, as compared to total revenue of $60.9 million for the year ended May 31, 2009. The increase was primarily due to the enrollment increase of approximately 35%, which was consistent with our investment in new program development, program expansion, development of new educational sites and student retention initiatives, over the prior year. The increase can also be attributed, in part, to the economic downturn, in which many working adults decided to utilize education to obtain a job, advance in a job or retain their current job. In addition, the increase is due to an average tuition increase of 4.4% that was approved by NAU’s board of governors in April 2009 and became effective September 2009. We believe that management’s execution of NAU’s well-defined strategic plan contributed to the increase in revenues.
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
Cost of educational services. The educational services expense as a percentage of total revenue decreased by 5.4% for the year ended May 31, 2010, to 23.2%, as compared to 28.6% for the year ended May 31, 2009. This decrease was a result of realizing continued economies of scale through enrollment growth and by counseling students to enroll in online courses, thereby increasing our student to instructor ratios. The educational services expenses for the year ended May 31, 2010, were $20.4 million, an increase of $3.0 million, or 17.4%, as compared to educational expenses of $17.4 million for the year ended May 31, 2009. This increase was primarily attributable to the costs incurred for the additional faculty and staff members needed to provide and maintain the quality of our educational services to our increased student enrollment.

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
Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the year ended May 31, 2010, was $17.3 million, an increase of $11.8 million, as compared to $5.4 million for the year ended May 31, 2009
Other
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended	Year-Ended
	May 31, 2010	May 31, 2009
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Selling, general and administrative	89.1	76.3
Cost of condominium sales	41.1	33.3

Total operating expenses	130.2	109.6

Operating income (loss)	(30.2)	(9.6)

Interest expense	(21.6)	(27.4)
Interest income	0.3	0.0
Other income	11.8	5.5

Income (loss) before non-controlling interest and taxes	(39.7)	(31.5)

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
Liquidity and Capital Resources
Liquidity. At May 31, 2011, and May 31, 2010, cash, cash equivalents and marketable securities were $44.8 million and $19.8 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificate of deposits. Of the amounts listed above, the marketable securities for May 31, 2011 and May 31, 2010 were $19.1 million and $11.1 million, respectively.
We maintained two lines of credit to support ongoing operations. These lines of credit are available to support timing differences between inflows and outflows of cash. During both the fiscal year 2011 and 2010 the lines of credit were not utilized.
We retain a $3.0 million revolving line of credit with Wells Fargo Bank. Advances under the line bear interest at a variable rate based on prime and are secured by the Company’s checking, savings and investment accounts held by the bank. There were no advances outstanding against this line at May 31, 2011 and May 31, 2010.
We also retained a $2.0 million revolving line of credit with Great Western Bank. Advances under the line bore interest at a variable rate based on prime and are secured by substantially all assets of Dlorah and the personal guarantee of Robert Buckingham, our chair of the board of directors. This line expired in September 2010. There were no advances outstanding made on this credit line at May 31, 2010.
During 2008, our real estate operations started the construction of a new condominium building in Rapid City, South Dakota. The project was funded by a construction line of credit from Great Western Bank totaling $3.8 million. The line of credit was paid in full and closed during the year ended May 31, 2010.
Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion and development of new programming, development of new hybrid learning centers and growth of our affiliate relationships. We spent over $14.3 million on capital expenditures for our fiscal year ended May 31, 2011, as compared to $6.5 million last fiscal year. Also, we believe that we are positioned to further supplement our liquidity with debt, if needed.

Operating Activities. Net cash provided by operating activities was $15.8 million and $13.1 million for the years ended May 31, 2011 and 2010, respectively. The increase is related primarily to the increase in results of operations after adjustments for certain non-cash items which included a $2.0 million increase in deferred income taxes and a $1.0 million increase in provision for uncollectible tuition. The increase is partially offset by cash used for working capital.
Net cash provided by operating activities for the fiscal year ended May 31, 2010 was $13.1 million as compared to $9.2 million for the fiscal year ended May 31, 2009. This improvement is consistent with the improvement in revenue and the change in other working capital accounts.
Investing Activities. Net cash used in investing activities was $15.2 million for the year ended May 31, 2011, as compared to the net cash used in investing activities of $11.6 million for the year ended May 31, 2010. The increase in the cash used in investing activities was related to the purchase of investments offset by proceeds received from the sale of investments. Our investment committee is focused on capital preservation.
For the year ended May 31, 2010, the cash flows used in investing activities was $11.6 million as compared to $2.4 million for the previous fiscal year. This increase is primarily attributable to purchasing more investments in 2010 than in 2009.
Financing Activities. Net cash provided by financing activities was $16.4 million and $3.7 million for the years ended May 31, 2011 and 2010, respectively. The increase of $12.7 million is related to the additional issuance of common stock in 2011 for $32.1 million as well as $5.9 million received for warrant conversions. These inflows were offset by $7.5 million paid for the purchase of our treasury stock and $13.4 million for dividends.
Net cash provided by financing activities for May 31, 2010 was $3.7 million as compared to net cash used by financing in May 31, 2009 of $5.4 million. This $9 million change is due to repayments of the long term debt of $8.7 million in 2010, cash received in the reverse merger of $22.1 million, cash paid for the merger costs of $3.4 million, and dividends paid of $3.8 million in 2010.
The table below sets forth our contractual commitments associated with operating leases as of May 31, 2011:

	Payments Due By Period (in thousands)
	Total	Within 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$41,312	$4,532	$8,665	$8,457	$19,658
Off-Balance Sheet Arrangements
Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Impact of Inflation
We believe inflation has had a minimal impact on results of operations for both the year ended May 31, 2011, and the years ended May 31, 2010 and 2009. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with our operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 7A.	Quantitative and Qualitative Disclosure About Risk.
Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.
Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At May 31, 2011, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows. To date there have been no material drawings on the lines of credit.

Item 8.	Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
National American University Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
National American University Holdings, Inc. and subsidiaries
Rapid City, South Dakota
We have audited the accompanying consolidated balance sheets of National American University Holdings, Inc. and subsidiaries (the “Company”) as of May 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of National American University Holdings, Inc. and subsidiaries as of May 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, MN
August 5, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
National American University Holdings, Inc. and subsidiaries
Rapid City, South Dakota
We have audited the internal control over financial reporting of National American University Holdings, Inc. and subsidiaries (the “Company”) as of May 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 31, 2011, of the Company and our report dated August 5, 2011, expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, MN
August 5, 2011

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
    AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2011 AND 2010
(In thousands except share data)

	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,716	$8,695
Short term investments	19,085	11,109
Student receivables — net of allowance of $223 and $203 at May 31, 2011 and 2010, respectively	2,010	1,823
Other receivables	425	952
Bookstore inventory	1,057	920
Income tax receivable	1,260	0
Deferred income taxes	1,723	1,574
Prepaid and other current assets	559	1,759

Total current assets	51,835	26,832

Total Property and Equipment — Net	21,265	15,881

OTHER ASSETS:
Condominium inventory	2,664	3,046
Land held for future development	312	312
Course development — net of accumulated amortization of $1,415 and $1,149 at May 31, 2011 and 2010, respectively	956	768
Other	906	447

	4,838	4,573

TOTAL	$77,938	$47,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	4,430	4,315
Dividends payable	831	11,116
Student accounts payable	400	322
Deferred income	294	305
Income tax payable	0	231
Accrued and other liabilities	6,403	6,109

Total current liabilities	12,358	22,398

DEFERRED INCOME TAXES	2,827	1,151

OTHER LONG-TERM LIABILITIES	4,248	2,380

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 27,546,499 issued and 26,546,499 outstanding as of May 31, 2011; 21,819,653 issued and outstanding as of May 31, 2010)	3	2
Additional paid-in capital	56,643	19,165
Retained earnings	9,549	2,389
Treasury stock, at cost (1,000,000 shares at May 31, 2011;0 shares at May 31, 2010)	(7,505)	0
Accumulated other comprehensive income	72	96

Total National American University Holdings, Inc. stockholders’ equity	58,762	21,652

Non-controlling interest	(257)	(295)
Total equity	58,505	21,357

TOTAL	$77,938	$47,286

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
    AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2011, 2010 AND 2009
(In thousands except per share data)

	2011	2010	2009

REVENUE:
Academic revenue	$99,216	$82,418	$56,874
Auxiliary revenue	6,153	5,528	4,036
Rental income — apartments	990	918	890
Condominium sales	449	932	784

Total revenue	106,808	89,796	62,584

OPERATING EXPENSES:
Cost of educational services	22,575	20,419	17,398
Selling, general and administrative	64,474	49,886	37,626
Auxiliary expense	2,888	2,076	1,595
Cost of condominium sales	381	761	558
Loss on disposition of property	82	29	3

Total operating expenses	90,400	73,171	57,180

OPERATING INCOME	16,408	16,625	5,404

OTHER INCOME (EXPENSE):
Interest income	148	206	242
Interest expense	0	(525)	(834)
Other income — net	123	218	93

Total other income (expense)	271	(101)	(499)

INCOME BEFORE INCOME TAXES	16,679	16,524	4,905

INCOME TAX EXPENSE	(6,375)	(6,485)	(1,797)

NET INCOME	10,304	10,039	3,108

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(38)	(4)	13

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	10,266	10,035	3,121

OTHER COMPREHENSIVE (LOSS) INCOME — Unrealized (losses) gains on investments	(24)	(13)	81

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$10,242	$10,022	$3,202

The accompanying notes are an integral part of these consolidated financial statements.	(continued)

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
    AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2011, 2010 AND 2009
(In thousands except per share data)

	2011	2010	2009

Basic EPS
Class A
Distributed earnings	$—	$135.89	$2.00
Undistributed earnings	—	(40.64)	29.21

Total	$—	$95.25	$31.21

Common
Distributed earnings	$0.12	$0.22	$—
Undistributed earnings	0.27	(0.26)	—

Total	$0.39	$(0.04)	$—

Diluted EPS
Class A
Distributed earnings	$—	$135.89	$2.00
Undistributed earnings	—	(40.64)	29.21

Total	$—	$95.25	$31.21

Common
Distributed earnings	$0.12	$0.22	$—
Undistributed earnings	0.26	(0.26)	—

Total	$0.38	$(0.04)	$—

Weighted Average Shares outstanding
Basic EPS
Class A	—	100,000	100,000
Common	26,236,783	3,103,847	n/a

Diluted EPS
Class A	—	100,000	100,000
Common	26,836,039	3,103,959	n/a

The accompanying notes are an integral part of these consolidated financial statements.	(concluded)

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
    AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2011, 2010 AND 2009
(In thousands except per share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated		Equity
			Additional		other		attributable to	Total
	Class A	Common	paid-in	Retained	comprehensive	Treasury	non-controlling	stockholders’
	common	stock	capital	earnings	income	stock	interest	equity

Balance — May 31, 2008	$0	$0	$385	$4,187	$28	$(1,869)	$(971)	$1,760
Dividends declared	0	0	0	(57)	0	0	0	(57)
Comprehensive income:
Net income (loss)	0	0	0	3,121	0	0	(13)	3,108
Unrealized gain on investments	0	0	0	0	81	0	0	81

Balance — May 31, 2009	$0	$0	$385	$7,251	$109	$(1,869)	$(984)	$4,892
Recapitalization of Dlorah, Inc.	0	1	22,508	0	0	0	0	22,509
Retirement of treasury stock	0	0	(1,869)	0	0	1,869	0	0
Merger costs associated with reverse merger	0	0	(3,365)	0	0	0	0	(3,365)
Contributed capital from non-controlling interest holders	0	0	0	0	0	0	685	685
Share based compensation expense	0	0	1,507	0	0	0	0	1,507
Conversion of Class A shares to common	0	1	(1)	0	0	0	0	0
Dividends declared	0	0	0	(14,897)	0	0	0	(14,897)
Comprehensive income:
Net income	0	0	0	10,035	0	0	4	10,039
Unrealized loss on investments	0	0	0	0	(13)	0	0	(13)

Balance — May 31, 2010	$0	$2	$19,165	$2,389	$96	$0	$(295)	$21,357
Issuance of 4,550,000 shares common stock net of issuance cost of $1,578	0	1	30,498	0	0	0	0	30,499
Conversion of warrants to 1,068,687 shares common stock	0	0	5,876	0	0	0	0	5,876
Conversion of 215,366 warrants to 55,459 common shares	0	0	0	0	0	0	0	0
Purchase of 1,000,000 shares common stock for the treasury	0	0	0	0	0	(7,505)	0	(7,505)
Share based compensation expense	0	0	1,104	0	0	0		1,104
Dividends declared	0	0	0	(3,106)	0	0	0	(3,106)
Comprehensive income:
Net income	0	0	0	10,266	0	0	38	10,304
Unrealized loss on investments	0	0	0	0	(24)	0	0	(24)

Balance — May 31, 2011	$0	$3	$56,643	$9,549	$72	$(7,505)	$(257)	$58,505

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
    AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2011, 2010 AND 2009
(In thousands except per share data)

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,304	$10,039	$3,108
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,861	2,320	2,165
(Gain) loss on disposition of property and equipment	81	(89)	(110)
Provision for uncollectable tuition	3,350	2,355	1,638
Noncash compensation expense	1,104	1,507	0
Deferred income taxes	1,540	(453)	192
Changes in assets and liabilities:
Accounts and other receivables	(3,010)	(3,750)	(1,670)
Student notes	(411)	(17)	0
Bookstore inventory	(137)	(316)	(54)
Prepaid and other current assets	262	(1,179)	187
Condominium inventories	382	756	529
Accounts payable	(665)	324	(29)
Deferred income	(11)	(62)	103
Other long-term liabilities	1,324	758	103
Income tax receivable/payable	(1,491)	(320)	1,352
Accrued and other liabilities	294	1,209	1,709

Net cash flows provided by operating activities	15,777	13,082	9,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(35,995)	(16,397)	(2,100)
Proceeds from sale of investments	27,982	9,687	941
Purchases of property and equipment	(6,659)	(4,671)	(815)
Proceeds from sale of property and equipment	1	167	211
Payments (issuance) of student notes	0	0	22
Course development	(454)	(346)	(220)
Construction of development property with line of credit borrowings	0	0	(452)
Other	(48)	(7)	1

Net cash flows used in investing activities	(15,173)	(11,567)	(2,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on lines of credit	0	0	2,650
Repayments of lines of credit	0	(3,305)	(5,796)
Repayments of long-term debt	0	(8,654)	(2,660)
Construction of development property with line of credit borrowings	0	0	452
Contributed capital by non-controlling interest members	0	685	0
Cash paid for treasury stock	(7,505)	0	0
Cash received for warrants	5,876	0	0
Issuance of common stock	32,077	0	0
Cash paid for stock issuance	(640)	0	0
Cash received in reverse merger	0	22,092	0
Cash paid for merger costs	0	(3,365)	0
Dividends paid	(13,391)	(3,781)	(57)

Net cash flows provided by (used in) financing activities	16,417	3,672	(5,411)

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
    AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2011, 2010 AND 2009
(In thousands except per share data)

	2011	2010	2009

NET INCREASE IN CASH AND CASH EQUIVALENTS	$17,021	$5,187	$1,400

CASH AND CASH EQUIVALENTS — Beginning of year	8,695	3,508	2,108

CASH AND CASH EQUIVALENTS — End of period	$25,716	$8,695	$3,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest — net of $0, $0, and $38 capitalized during the years ended May 31, 2011, 2010 and 2009, respectively	$0	$554	$848

Tenant improvements paid by lessor	$1,271	$0	$0

Cash paid during the year for income taxes	$6,308	$7,884	$254

Dividends declared, unpaid at May 31, 2011, 2010 and 2009	$831	$11,116	$—

(concluded)
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED MAY 31, 2011, 2010 AND 2009
(Dollar amounts, except per share, in thousands)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations – National American University Holdings, Inc., formerly known as Camden Learning Corporation (the “Company”), was incorporated in the State of Delaware on April 10, 2007. The Company was a special purpose acquisition company formed to serve as a vehicle for the acquisition of an operating business. On November 23, 2009, Dlorah, Inc., a South Dakota corporation (“Dlorah”), became a wholly-owned subsidiary of the Company (the “Transaction”), pursuant to an Agreement and Plan of Reorganization between the Company and Dlorah. In connection with the Transaction, the stockholders of Dlorah received approximately 77% of the equity of the Company, and Dlorah was deemed to be the acquirer for accounting purposes. The Transaction has been accounted for as a reverse merger accompanied by a recapitalization. As a result of the Transaction, the historical results of Dlorah became the historical results of the Company. The accompanying consolidated statements of operations for the year ended May 31, 2009, and stockholders’ equity and cash flows for the year ended May 31, 2009, have been updated to reflect the effects of the recapitalization on common stock, stockholders’ equity accounts and earnings per share.

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

Approximately 93%, 92% and 91% of the Company’s total revenues for the years ended May 31, 2011, 2010 and 2009, respectively were derived from NAU’s academic revenue.

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

The Company has determined that the Partnership qualifies as a VIE and that the Company is the primary beneficiary of the Partnership. Accordingly, the Company consolidated assets, liabilities, and net income of the Partnership within its consolidated balance sheets and statements of operations. As of May 31, 2011 and 2010, the consolidated balance sheets include Partnership assets of $1,001 and $1,107, respectively, and Partnership liabilities of $59 and $64, respectively. The consolidated statements of operations included Partnership net (loss) income of $76, $8, and $(26) for the years ended May 31 2011, 2010 and 2009, respectively.

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

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash is held in bank accounts that periodically exceed insured limits; however, no losses have occurred, and the Company feels the risk of loss is not significant.

Investments — The Company’s investments consist of government-backed bonds and certificates of deposit. These securities are classified as “available-for-sale.” Available-for-sale securities represent securities carried at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses deemed to be temporary are reported net of taxes and included in accumulated other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income – net in the accompanying consolidated statement of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. The net realized gains and losses on sales of investments totaled $0 for each of the years ended May 31, 2011 and 2010, and 2009.

The Company’s investments were comprised of the following at May 31(in thousands):

	2011				2010
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury debt securities	$18,211	$115	$—	$18,326	$10,203	$145	$—	$10,348
Certificates of deposit	659	—	—	659	642	13	—	655
Other debt securities	101	—	(1)	100	101	5	—	106

Total	$18,971	$115	$(1)	$19,085	$10,946	$163	$—	$11,109

As of May 31, 2011, the Company’s investment maturity dates are as follows (in thousands):

		Gross	Gross	Gross
		Unrealized	Unrealized	Unrealized
	Amortized	Holding	Holding Losses	Holding Losses	Fair
	Cost	Gains	< 1 Year	> 1 Year	Value

Less than one year	$16,752	$—	$(1)	$—	$16,751
One to five years	2,219	115	—	—	2,334

Total	$18,971	$115	$(1)	$—	$19,085

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

Student Accounts Receivable — Student accounts receivable are recorded at estimated net realizable value and are revised periodically based on estimated future collections. Interest and service charges are applied to all past due student accounts receivable; however, collections are first applied to principal balances until such time that the entire principal balance has been received. Student accounts are charged off only when reasonable collection means are exhausted. The University has determined that most accounts with an outstanding balance of 180 days after the start of the term are uncollectable. Bad debt expense is included in cost of educational services on the consolidated statements of operations.

Other Receivables — Other receivables consist of institutional, which are amounts due from other educational institutions to which the University provides instruction and course materials, and are stated at net realizable value.

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

Years

Buildings and building improvements	19–40
Land improvements	10–20
Furniture, vehicles, and equipment	5–15
For tax purposes, depreciation is computed using the straight-line and accelerated methods.

Property and equipment — net consists of the following as of May 31 (in thousands):

	2011	2010

Land	$718	$718
Land improvements	374	374
Buildings and building improvements	22,259	18,300
Furniture, vehicles, and equipment	19,018	17,316

Total gross property and equipment	42,369	36,708
Less accumulated depreciation	(21,104)	(20,827)

Total net property and equipment	$21,265	$15,881

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

Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be held for sale are carried at the lower of carrying value or fair value, less cost to sell. The Company had no impairments in 2011, 2010, or 2009.

Condominium Inventory — Condominium inventory is stated at cost (including capitalized interest). Condominium construction costs are accumulated on a specific identification basis. Under the specific identification basis, cost of revenues includes all applicable land acquisition, land development and specific construction costs (including direct and indirect costs) of each condominium paid to third parties. Land acquisition, land development and condominium construction costs do not include employee related benefit costs. The specific construction and allocated land costs of each condominium, including models, are included in direct construction. Allocated land acquisition and development costs are estimated based on the total costs expected in a project. Direct construction also includes amounts paid through the closing date of the condominium for construction materials and contractor costs. Condominium inventory is recorded as a long term asset due to the normal operating cycle being greater than one year.

Deferred Income Taxes — Deferred income taxes are provided using the asset and liability method whereby deferred tax assets and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Non-Controlling Interest — The non-controlling interest presented on the consolidated statements of operations represents the individual owners’ share of the Partnership’s income or loss. The consolidated balance sheet amount “Non-controlling interest” represents the individual owners’ share of the Partnership obligations in excess of Partnership assets. The Company has determined the non-controlling owners to have a legal obligation to fund such deficits and believes it is fully collectable at May 31, 2011.

Financial Instruments — As of May 31, 2011 and 2010, the Company’s financial instruments consisted of cash equivalents and investments. The difference between the carrying value of these financial instruments and their fair value was not material as of May 31, 2011 and 2010.

Academic Revenue Recognition — Academic revenue represents tuition revenue and the revenue generated through affiliate relationships. Tuition revenue and affiliate revenue is recorded ratably over the length of respective courses. Academic revenue also includes certain fees and charges assessed at the start of each term. The portion of tuition and registration fees payments received but not earned is recorded as student accounts payable and reflected as a current liability on the accompanying consolidated balance sheets, as such amount represents revenue that the Company expects to earn within the next year. Academic revenue is reported net of adjustments for refunds and scholarships. If a student withdraws prior to the completion of the academic term, students are refunded the portion of tuition and registration fees already paid, that pursuant to the Company’s refund policy and applicable federal and state law and accrediting agency standards, the Company is not entitled to. Refunds and scholarships are recorded during the respective terms.

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

Rental Expense — The University accounts for rent expense under its long-term operating leases using the straight-line method. Certain of the University’s operating leases contain rent escalator provisions. Accordingly, a $4,248 and $2,380, deferred rent and tenant improvement liability at May 31, 2011 and 2010, respectively, is recorded in other long-term liabilities on the accompanying consolidated balance sheets.

Advertising — The University follows the policy of expensing the cost of advertising as incurred. Advertising costs of $10,521, $7,614 and $6,151 for 2011, 2010 and 2009, respectively, are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations.

Business Expansion and Development — The University continues to commit resources to the development of new branch campuses and new programs, as well as the expansion of existing programs into new markets. During the year ended May 31, 2011, the University continued to develop a campus in Austin, Texas; additional hybrid learning centers in Centennial, Colorado; Colorado Springs, Colorado; Wichita, Kansas; Burnsville, Minnesota; Minnetonka, Minnesota; Lee’s Summit, Missouri; Bellevue, Nebraska; Tulsa, Oklahoma; Allen, Texas; Lewisville, Texas; Mesquite, Texas; South Austin, Texas and continued to develop and expand the nursing and distance learning programs. Business expansion and development costs include salaries, marketing and advertising, and other third-party expenses incurred to support such development and expansion. The amounts are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations and totaled $14,326, $6,529 and $3,241 in 2011, 2010 and 2009, respectively.
2.	EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options, warrants and restricted stock. As described in Note 9, the Company had one class of common stock outstanding as of May 31, 2011. The class A stock was converted to common stock on May 27, 2010; and, due to the limited number of days between the conversion and the end of the year, the Company utilized the two class method to calculate and report earnings per share for each class of stock for 2010. For purposes of calculating basic and diluted earnings per share, undistributed earnings are allocated to the Class A stock and common stock based on the proportion of weighted average outstanding shares of each class of stock for the year ending May 31, 2010. During 2009, only one class of common stock was outstanding and there were no dilutive securities outstanding.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	For the year ended
	May 31,
	2011	2010	2009
Numerator:
Net Income attributable to National American Universtiy Holdings, Inc.	$10,266,272	$10,035,000	$3,121,000
Distributed Earnings (DE)	3,106,138	14,900,751	200,000
Undistributed Earnings (UE)	7,160,134	(4,865,751)	2,921,000

UE attributable to Class A	—	(4,063,868)	2,921,000
UE attributable to Common	7,160,134	(801,883)	—
DE attributable to Class A	—	13,588,792	200,000
DE attributable to Common	3,106,138	1,311,959	—

Denominator:
Class A Shares	—	100,000	100,000

Weighted average shares outstanding used to compute basic net income per common share	26,236,783	3,103,847	—
Incremental shares issuable upon the assumed exercise of restricted shares	—	112	—
Incremental shares issuable upon the assumed exercise of warrants	599,256	—	—

Common shares used to compute diluted net income per share	26,836,039	3,103,959	—

Basic net income per Class A share	0	95.25	31.21
Basic net income per common share	0.39	(0.04)	—

Diluted net income per Class A share	0	95.25	31.21
Diluted net income per common share	0.38	(0.04)	—
Outstanding options of 121,750 were not included in the computation of diluted net income per common share in 2011 because their effect would be antidilutive.
Outstanding warrants of 2,800,000 were not included in the computation of diluted net income per common share in 2010 because their effect would be antidilutive.
3.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued Accounting Standards Update 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The new disclosures and clarifications of existing disclosures were effective for the Company’s fourth quarter ended May 31, 2010. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level three fair value measurements were effective for the Company’s first quarter ending August 31, 2011. The Company has adopted this standard, but it did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASC Update 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance is intended to create a consistent definition of fair value and common requirements for measurement of and disclosure about fiar value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments provide clarification on the application of certain existing fair value measurement guidance and enhance disclosure requirements, including the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy and expanded qualitative and qualitative for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company will adopt this standard for the year ending May 31, 2012, although it is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASC Update 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASC Update 2011-05 amends current U.S. GAAP to increase the prominence of items reported in comprehensive income and to move toward convergence with IFRS by requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASC Update 2011-05 does not change the items reported in comprehensive income or earnings per share calculations, but does change presentation of comprehensive income within the financial statements. This standard will be effective for the Company’s fiscal quarter ended August 31, 2012 with retrospective application required. As this standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4.	DEPARTMENT OF EDUCATION REQUIREMENTS

The University extends unsecured credit to a portion of the students who are enrolled throughout the campuses for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV Higher Education Act of 1965, as amended (HEA). The University is required under 34 CFR 600.5(d) to maintain at least 10% of its revenues from non-Title IV HEA program funds. The University believes they are in compliance with this requirement for the years ended May 31, 2011, 2010 and 2009, as shown in the underlying calculation:

Title IV HEA funds received	78,388,040		58,250,685		39,877,405

Academic revenue	99,393,334	=78.87%	76,545,809	=76.10%	55,733,845	=71.55%
(cash basis)

To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by the Department of Education (DOE), and be certified as an eligible institution by the DOE. For this reason, the schools are subject to extensive regulatory requirements imposed by all of these entities. After the schools receive the required certifications by the appropriate entities, the schools must demonstrate their compliance with the DOE regulations of the Title IV Programs on an ongoing basis. Included in these regulations is the requirement that the Company must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based upon the institution’s annual audited financial statements, as well as following a change in ownership of the institution. Under regulations which took effect July 1, 1998, the DOE calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. This composite score can range from -1 to +3.

An institution that does not meet the DOE’s minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the DOE. Based on the consolidated financial statements for the 2011, 2010 and 2009 fiscal years, the University’s calculations result in a composite score of 3.0, 2.4, and 1.6, respectively. Therefore the University currently meets the minimum composite score requirement as most recently required by the DOE.

5.	LINES OF CREDIT

The University maintains a $3,000 line of credit with Wells Fargo Bank that matures in June 2011. Advances under the line bear interest at a variable rate based on prime and are secured by checking, savings, and investment accounts held by Wells Fargo Bank. No advances had been made on this line of credit at May 31, 2011 or 2010.

The University also maintained a $2,000 revolving line of credit with Great Western Bank that matured in September 2010. Advances under the line beared interest at a variable rate based on prime (5% at May 31, 2010) and were secured by substantially all assets of the University and the personal guarantee of a Company shareholder. No advances had been made on this line of credit at May 31, 2010.

During 2009, the Company utilized a line of credit with Great Western Bank to fund the construction of a new building (see Note 13). The line of credit was paid in full and closed during the year ended May 31, 2010.

6.	LEASES

The University leases building facilities for branch operations and equipment for classroom operations under operating leases with various terms and conditions. Total rent expense for the years ended May 31, 2011, 2010 and 2009, was $4,481, $3,752 and $3,506, respectively.

Future minimum lease payments on noncancelable operating leases for the five years ending May 31 are as follows (in thousands):

2012	$4,532
2013	4,329
2014	4,336
2015	4,301
2016	4,156
Thereafter	19,658
7.	INCOME TAXES
Components of the provision for income taxes for the years ended May 31, 2011, 2010 and 2009, were as follows (in thousands):

	2011	2010	2009

Current tax expense:
Federal	$4,189	$6,116	$1,562
State	647	780	43

	4,836	6,896	1,605

Deferred tax expense (benefit):
Federal	1,434	(382)	162
State	105	(29)	30

	1,539	(411)	192

Total tax expense	$6,375	$6,485	$1,797

The effective tax rate varies from the statutory federal income tax rate for the following reasons:

	2011	2010	2009

Statutory	34.0%	34.0%	34.0%
State income taxes — net of federal benefit	3.2	3.0	1.5
Permanent differences and other	1.0	2.3	1.1

Effective income tax rate	38.2%	39.3%	36.6%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) as of May 31 were as follows (in thousands):

	2011	2010

Deferred income tax assets:
Account receivable allowances	$104	$96
Bad debt write-offs	1,056	594
Other	133	0
Accrued salaries	760	1,226
Start up costs	382	411
Deferred rent	1,550	869

Total deferred income tax assets	3,985	3,196

Deferred income tax liabilities:
Fixed assets and course development	(4,838)	(2,482)
Prepaid expenses	(209)	(236)
Other	(42)	(55)

Total deferred income tax liabilities	(5,089)	(2,773)

Net deferred income tax assets (liabilities)	$(1,104)	$423

The Company follows guidance of ASC Topic 740, Income Taxes, formerly FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which requires that income tax positions must be more likely than not to be sustained based solely on their technical merits in order to be recognized. The Company has recorded no liability for uncertain tax positions. The Company has elected to record interest and penalties from unrecognized tax benefits in the tax provision.

The Company files income tax returns in the U.S. federal jurisdiction and various states. Because of closure of an Internal Revenue Service examination, the Company is no longer subject to U.S. federal income tax examinations for years before 2007 and, generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2005.

The Company was selected for an Internal Revenue Service examination covering its 2009 tax return which is based on the fiscal year ended May 31, 2010. The examination is in progress, and management has no estimate of any tax liability that may occur as a result of this examination.

8.	EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan Payable — The Company sponsors a 401(k) plan for its University employees, which provides for a discretionary match, net of forfeitures, of up to 5%. The University uses certain consistently applied operating ratios to determine contributions. The University’s contributions were $555, $447 and $364 for the years ended May 31, 2011, 2010 and 2009, respectively.

Compensation Plans — The Company had entered into an employment agreement dated January 3, 2005, as amended to date, with Robert Buckingham, a former executive officer of the Company. The agreement required, among other things, an annual incentive payment of 10% of the Company’s annual income as defined in the agreement, which was paid out annually. For the years ended May 31, 2010 and 2009, the Company recorded $793 and $709, respectively, as an expense in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Furthermore, the agreement provided for a deferred compensation payment payable upon retirement or death equal to one year’s salary.

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

The Company has also entered into employment agreements with Dr. Ronald Shape, Chief Executive Officer and Chief Financial Officer, and Dr. Jerry Gallentine, President, that require, among other things, an annual incentive payment as defined in the agreements. The incentive payments are paid in installments each year, are recorded in selling, general and administrative expenses and accrued other liabilities in the accompanying consolidated financial statements, and total $634, $749 and $338 for 2011, 2010 and 2009, respectively.

On May 2, 2011, the Company approved a Chief Executive Officer Compensation Plan and a Cabinet Level Officer Compensation Plan, in connection with establishing the overall compensation levels for the executive management team of the Company for the 2012 fiscal year. Each compensation plan has a base salary component, quarterly achievement award component and an annual achievement award component as defined in the agreements.

9.	STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,000,000, consisting of (i) 50,000,000 shares of Common Stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. All shares of class A common stock were converted to common stock during the year ended May 31, 2010 at a rate of 157.3 shares of common stock for each share of class A common stock.

Of the authorized shares, 26,546,499 shares of Common Stock were outstanding as of May 31, 2011. No shares of preferred stock were outstanding. On January 31, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares, not to exceed $10,000, of the Company’s outstanding common stock in open market or privately negotiated transactions. The Board determined, among other things, that the repurchase program would offset dilution from the exercise of existing warrants to purchase shares of common stock. During the third quarter fiscal 2011, the Company repurchased 1,000,000 shares for $7,505. As of March 31, 2011, there were zero remaining shares authorized to be repurchased.

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

Also, in connection with the Transaction, the former Dlorah stockholders were issued, in the aggregate, warrants to purchase up to 2,800,000 shares of common stock at $5.50 per share that will expire if not converted by November 23, 2011. These warrants contain a cashless exercise feature. During February 2011, portions of these warrants were converted to 1,068,387 shares of common stock for total consideration of $5,876. In addition, 215,366 warrants were converted into 55,459 shares of stock in April and May via the cashless exercise feature. The remaining warrants have not been exercised as of May 31, 2011.

Share-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock units awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria; all current restricted shares grants outstanding are performance based vesting and all current stock option awards outstanding are time-based vesting instruments. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At May 31, 2011, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At May 31, 2011, 904,202 shares of Common Stock remain available for issuance under the Plan.

The Company granted restricted stock awards in November 2009, December 2009, March 2010, and April 2010. The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date and the expense is accrued ratably over the vesting period of the award. The amounts recognized in compensation expense were $607, $1,507 and $0, respectively for the years ended May 31, 2011, 2010 and 2009. Federal and state payroll taxes totaling $275, $600, and $0 related to these awards were also included in compensation expense for the years ended May 31, 2011, 2010, and 2009, respectively. As of May 31, 2011 there was $220 of total unrecognized compensation cost related to the restricted stock awards that will be recognized over a period extending to May 31, 2012.

During the quarter ended August 31, 2010, the company granted restricted stock units (“RSUs”) that vested May 31, 2011 based on the performance metric of earnings before interest and taxes margin of 18% for the Company. The amount recognized in compensation expense was $293 for the year ended May 31, 2011. As of May 31, 2011 the total expense associated with RSUs issued has been recognized. There were no RSUs issued or outstanding for the years ended May 31, 2010 and 2009.

A summary of restricted shares activity under the Plan as of May 31, 2011, and changes during the years ended May 31, 2011 and 2010 is presented below:

		Weighted Average
		Grant Date Fair
Restricted Shares	Shares	Value
Outstanding at June 1, 2009	—	$0.00
Granted	308,548	8.95
Vested	(110,715)	10.22
Forfeited	(87,500)	7.75

Outstanding at May 31, 2010	110,333	$8.64
Granted	53,000	5.52
Vested	(109,167)	7.14
Forfeited	—	—

Outstanding at May 31, 2011	54,166	$8.62

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

Stock options issued during the year ended May 31, 2011 totaled 121,750 comprised of two grants of 110,000 shares and 11,750 shares having exercise prices of $9.35 and $7.49, respectively. There were no stock options issued or outstanding for the years ended May 31, 2010 and 2009. For stock options issued during the year ended May 31, 2011, the following assumptions were used to determine fair value:

For the year ended
Assumptions used:	May 31, 2011
Expected term (in years)	5.75
Expected volatility	45.59%
Weighted average risk-free interest rate	0.46%
Risk free interest rate	0.13%-0.50%
Weighted average expected dividend	1.24%
Weighted average expected dividend range	1.20%-1.60%

Weighted average fair value per share	$3.44

Expected volatilities are based on historic volatilities from traded shares of a selected publicly traded peer group. The Company has no historical data to estimate forfeitures. The expected term of options granted is the safe harbor period approved by the Securities and Exchange Commission using the vesting period and the contract life as factors. The risk-free rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the Plan as of May 31, 2011, and changes during the year then ended is presented below:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
2011	Shares	Price	(Years)	Value
Outstanding at June 1, 2010	—	$—	—
Granted	121,750	9.17
Exercised	—	—
Forfeited	—	—

Outstanding at May 31, 2011	121,750	$9.17	9.1	$—

Exercisable at May 31, 2011	—	$—	—	$—

The company recorded compensation expense for the year ended May 31, 2011 of $204 for the estimated fair value of options issued; there were no stock options issued or outstanding for the years ended May 31, 2010 and 2009. As of May 31, 2011 there was $215 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.0 year as of May 31, 2011.

The Company plans to issue new shares as settlement of options exercised. There were no options exercised during the year ended May 31, 2011.

Dividends

The holders of class A common stock were entitled to a quarterly dividend equal to $0.11 per quarter (for a total of $0.44 per year) per share of the common stock into which such class A common stock was convertible, paid when and if declared by the board of directors in accordance with the merger agreement for the Transaction. If a dividend was paid on the class A common stock, a dividend equal to one-fourth of the per share amount of any class A common stock dividend paid also had to be paid to holders of common stock. A dividend totaling $1,896 was declared on November 30, 2009, and $1,868 was paid in January and February 2010 with the difference related to restricted shares which will be payable once the restrictions lapse. A dividend totaling $1,896 was declared on January 27, 2010 and $1,868 was paid in March 2010 with the difference related to restricted shares which will be payable once the restrictions lapse. On May 10, 2010, the Company announced that on April 26, 2010, its Board of Directors declared, subject to the satisfaction of the condition set forth below, a one-time special cash dividend in the amount of $0.1609694 per share on each share of the Company’s common stock and in the amount of $0.6438774 per share on each share of the Company’s common stock issuable upon conversion of the class A common stock. This special dividend totaled $11,116 of which $11,108 was paid on June 4, 2010 with the difference related to restricted shares which will be payable once the restrictions lapse. Therefore, all the dividends in accordance with the merger agreement for the Transaction have been declared. In August 2010, the Company declared a dividend totaling $0.0275 per share which was paid on October 8, 2010. In October 2010, the Company declared a dividend totaling $.03 per share which was paid on January 7, 2011. On January 31, 2011, the Company declared a dividend totaling $0.03 per share which was paid on April 8, 2011. On May 2, 2011, the Company declared a dividend totaling $.03 per share on all shares of common stock outstanding and of record as of the close of business on June 30, 2011, to be paid on July 8, 2011.

10.	COMMITMENTS AND CONTINGENCIES

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

During the quarter ended August 31, 2010, the Company received a request for information from the U.S. Senate Committee on Health, Education, Labor and Pensions relating to the Committee’s ongoing hearings relating to for-profit colleges receiving Title IV student financial aid. The Company incurred a total of $2.2 million in additional legal fees for this request.

11.	SELF-INSURED HEALTH INSURANCE

The Company maintains a self-insured health insurance plan for employees. Under this plan, the Company pays a monthly fee to its administrator, as well as claims submitted by their participants. As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted, the Company has recorded a liability for outstanding claims of approximately $271 and $311 at May 31, 2011 and 2010, respectively. Such liability is reported with accrued liabilities in the accompanying consolidated balance sheets. At May 31, 2011, the Company’s maximum aggregate risk was approximately $2,440. The maximum specific risk per participant is $50 per year, although total risk for all participants will not exceed the noted maximum aggregate risk for the year.

12.	RELATED-PARTY TRANSACTIONS

The Company is required under 34 CFR668.23(d) to disclose all related-party transactions (as defined within the regulation) regardless of materiality to the financial statements. Rent totaling $1.0 per month was paid to related parties for home office space under month-to-month leases in 2009, and $0.5 per month was paid in 2010. All other related-party transactions are intercompany amounts that are eliminated in consolidation.

13.	CONDOMINIUM PROJECT

During 2008, the Company broke ground on a new building that will contain 24 condominium units to be sold to the general public that was completed in 2009. These condominium units are accounted for within condominium inventories within the consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the consolidated statements of operations. Nine units have been sold as of May 31, 2011.

In addition, five units of an existing 48-unit apartment building have been sold as condominiums, with the remaining units available for sale or lease. These condominium units are accounted for within net property and equipment within the consolidated balance sheets, and the sales of the condominium units are recorded within other income — net within the consolidated statements of operations.

14.	FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at May 31, 2011 and 2010:

Level 1 — Quoted prices in active markets for identical assets or liabilities. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted market prices.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The type of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using observable inputs. Level 2 assets consist of certificates of deposit that are valued at cost, which approximates fair value.

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:
•
Determine which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and

•	Determining whether a market is considered active requires management judgment.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The type of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation. The Company does not have any Level 3 assets or liabilities.

In accordance with the fair value hierarchy, the following table shows the fair value as of May 31, 2011 and 2010, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No other financial assets or liabilities are measured at fair value on a recurring or nonrecurring basis at May 31, 2011 or 2010.

	Quoted
	Prices in
	Active	Other
	Markets	Observable	Unobservable
(in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Fair Value
May 31, 2011
Investments
Cd’s and money market accounts	$1,640	$417	$—	$2,057
US treasury bills and notes	18,427	—	—	18,427

Total assets at fair value	$20,067	$417	$—	$20,484

May 31, 2010
Investments
Cd’s and money market accounts	$1,547	$411	$—	$1,958
US treasury bills and notes	10,456	—	—	10,456

Total assets at fair value	$12,003	$411	$—	$12,414

Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cd’s and money market accounts: Investment which have closing prices readily available from an active market are used as being representative of fair value. NAU classifies these investments as Level 1. Market prices for certain Cd’s are obtained from quoted prices for similar assets. NAU classifies these investments as Level 2.

U.S. treasury bills and notes: Closing prices are readily available from active markets and are used as being representative of fair value. NAU classifies these investments as level 1.
15.	COMPLETED MERGER

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

Additionally, the Company entered into an employment agreement with its chairman of the board of directors through December 2011, which was later terminated (see Note 8).
16.	SEGMENT REPORTING

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

	2011			2010			2009
			Consolidated			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$99,216	$0	$99,216	$82,418	$0	$82,418	$56,874	$0	$56,874
Auxiliary revenue	6,153	0	6,153	5,528	0	5,528	4,036	0	4,036
Rental income — apartments	0	990	990	0	918	918	0	890	890
Condominium sales	0	449	449	0	932	932	0	784	784

Total revenue	105,369	1,439	106,808	87,946	1,850	89,796	60,910	1,674	62,584

Operating expenses:
Cost of educational services	22,575	0	22,575	20,419	0	20,419	17,398	0	17,398
Selling, general administrative	62,672	1,802	64,474	48,238	1,648	49,886	36,349	1,277	37,626
Auxiliary expense	2,888	0	2,888	2,076	0	2,076	1,595	0	1,595
Cost of condominium sales	0	381	381	0	761	761	0	558	558
Loss of disposition of property	82	0	82	29	0	29	3	0	3

Total operating expenses	88,217	2,183	90,400	70,762	2,409	73,171	55,345	1,835	57,180

Income (loss) from operations	17,152	(744)	16,408	17,184	(559)	16,625	5,565	(161)	5,404

Other income (expense):
Interest income	148	0	148	200	6	206	242	0	242
Interest expense	0	0	0	(125)	(400)	(525)	(375)	(459)	(834)
Other income — net	0	123	123	0	218	218	0	93	93

Total other income(expense)	148	123	271	75	(176)	(101)	(133)	(366)	(499)

Income (loss) before taxes	$17,300	$(621)	$16,679	$17,259	$(735)	$16,524	$5,432	$(527)	$4,905

Total assets	$60,215	$17,723	$77,938	$33,085	$14,201	$47,286	$20,620	$8,245	$28,865

Expenditures for long-lived assets	$6,430	$229	$6,659	$3,385	$1,286	$4,671	$764	$503	$1,267

Depreciation and amortization	$2,326	$535	$2,861	$1,811	$509	$2,320	$1,830	$335	$2,165

17.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth selected unaudited quarterly financial information for the last eight quarters.

	Quarter
	First	Second	Third	Fourth
Fiscal Year Ended May 31, 2011
Revenues	$23,172	$27,840	$27,733	$28,063
Income from operations	2,102	4,554	6,254	3,498
Net income	1,348	2,757	3,879	2,320
Net income attributable to NAUH and Subs	1,340	2,746	3,867	2,313
Net income per share (common):
Basic — undistributed	0.02	0.07	0.12	0.06
Diluted — undistributed	0.02	0.07	0.11	0.06

Fiscal Year Ended May 31, 2010
Revenues	$17,264	$23,437	$23,610	$25,485
Income from operations	2,252	6,299	4,743	3,331
Net income	1,250	3,697	3,002	2,090
Net income attributable to NAUH and Subs	1,259	3,704	2,972	2,100
Net income per share (common):
Basic — undistributed	n/a	0.11	0.05	0.42
Diluted — undistributed	n/a	0.10	0.05	0.42
The EPS data for the first quarter ended August 31, 2009 is not applicable as the Company was not a public company, and the Company’s earnings were only attributable to Class A shareholders.
18.	SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date of May 31, 2011, through the date the consolidated financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2011. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of May 31, 2011, effective controls and procedures designed to ensure that information required to be disclosed by the

Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of May 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2011.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements in accordance with the standards of the Public Company Oversight Board (United States) and, as part of this audit, has issued its report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report included in the Annual Report on Form 10-K.

Item 9B.	Other Information
None.
PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after May 31, 2011. Except for those portions specifically incorporated in this annual report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.
The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.
The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
All required financial statements of the registrant are set forth under Item 8 of this annual report on Form 10-K.
(a)(2) Financial Statement Schedules
None required.
(b) Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Reorganization, dated August 7, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.2	Amended and Restated Agreement and Plan of Reorganization, dated August 11, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.3	Amendment No. 1 to the Amended and Restated Agreement and Plan of Reorganization, dated October 26, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc., and Dlorah, Inc. **

3.1	Second Amended and Restated Certificate of Incorporation***

3.2	Amended Bylaws

4.1	Specimen Common Stock Certificate***

10.1	Registration Rights Agreement, dated as of November 23, 2009, by and among Camden Learning Corporation and each of H. & E. Buckingham Limited Partnership and Robert D. Buckingham Living Trust. ***

10.2	Registration Rights Agreement, dated as of November 29, 2007, by and among Camden Learning Corporation and certain of the founding stockholders of Camden Learning Corporation. ****

10.3	Form of Restricted Stock Agreement under the registrant’s 2009 Stock Option and Compensation Plan.*****

10.4	National American University Holdings, Inc. 2009 Stock Option and Compensation Plan.***

10.5	Employment Agreement between Dlorah, Inc. and Jerry L. Gallentine, amended and restated September 9, 2003, and further amended by the First Amendment to Employment Agreement, dated November 18, 2009. ***

10.6	Employment Agreement between Dlorah, Inc. and Ronald Shape, dated effective as of June 1, 2010.###

Exhibit
No.	Description

10.7	Common Stock Purchase Warrant issued by Camden Learning Corporation to H. & E. Buckingham Limited Partnership on November 23, 2009 in the amount of 2,166,360 warrant shares. ***

10.8	Joinder to Registration Rights Agreement, dated as of January 12, 2010 between National American University Holdings, Inc. and T. Rowe Price Associates, Inc. on behalf of its investment advisory clients T. Rowe Price Small-Cap Value Fund, Inc. and T. Rowe Price U.S. Equities Trust.#

10.9	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Ashford Capital Management Inc.#

10.10	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Granite Point Capital, LP.#

10.11	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Granite Point Capital Offshore Fund, Ltd.#

10.12	Restricted Stock Award Agreement, dated effective as of March 19, 2010, by and between National American University Holdings, Inc. and Dr. Ronald Shape.#

10.13	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Silver Capital Fund, LLC##

10.14	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Silver Capital Fund (Offshore), LTD##

10.15	Form of Director Indemnification Agreement******

10.16	Chief Executive Officer Compensation Plan####

10.17	Cabinet Level Officer Compensation Plan####

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on August 11, 2009.

**	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on October 27, 2009.

***	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on November 30, 2009.

****	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on December 5, 2007.

*****	Incorporated by reference to National American University Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 12, 2010.

******	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on May 11, 2010.

#	Incorporated by reference to National American University Holdings, Inc.’s Registration Statement on Form S-1 filed on March 23, 2010.

##	Incorporated by reference to National American University Holdings, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A filed on May 11, 2010.

###	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on December 23, 2010.

####	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on May 6, 2011.

#####	Incorporated by reference to National American University Holdings, Inc.’s Quarterly Report on Form 10-K filed on August 18, 2010.

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
Dated as of August 5, 2011.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of August 5, 2011.

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