Form 10-Q
period 2011-08-31
National American University Holdings, Inc.
filed 2011-10-07
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2011, 26,886,071 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF AUGUST 31, 2011 AND AUDITED CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2011
(In thousands except share data)

	August 31,	May 31,
	2011	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,765	$25,716
Short term investments	22,976	19,085
Student receivables — net of allowance of $461 and $223 at August 31, 2011 and May 31, 2011, respectively	2,114	2,010
Other receivables	649	425
Bookstore inventory	979	1,057
Income tax receivable	484	1,260
Deferred income taxes	1,983	1,723
Prepaid and other current assets	428	559

Total current assets	50,378	51,835

Total Property and Equipment — Net	23,052	21,265

OTHER ASSETS:
Condominium inventory	2,664	2,664
Land held for future development	312	312
Course development — net of accumulated amortization of $1,484 and $1,415 at August 31, 2011 and May 31, 2011, respectively	1,035	956
Other	991	906

	5,002	4,838

TOTAL	$78,432	$77,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,294	$4,430
Dividends payable	827	831
Student accounts payable	747	400
Deferred income	265	294
Accrued and other liabilities	5,150	6,403

Total current liabilities	12,283	12,358

DEFERRED INCOME TAXES	2,827	2,827

OTHER LONG-TERM LIABILITIES	4,471	4,248

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 27,900,965 issued and 26,886,071 outstanding as of August 31, 2011; 27,546,499 issued and 26,546,499 outstanding as of May 31, 2011	3	3
Additional paid-in capital	56,848	56,643
Retained earnings	9,762	9,549
Treasury stock, at cost (1,014,894 shares at August 31, 2011 and 1,000,000 shares at May 31, 2011)	(7,648)	(7,505)
Accumulated other comprehensive income	60	72

Total National American University Holdings, Inc. stockholders’ equity	59,025	58,762

Non-controlling interest	(174)	(257)
Total equity	58,851	58,505

TOTAL	$78,432	$77,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND AUGUST 31, 2010
(In thousands except share data)

	Three Months Ended
	August 31,
	2011	2010
REVENUE:
Academic revenue	$23,700	$21,258
Auxiliary revenue	1,427	1,447
Rental income — apartments	270	243
Condominium sales	0	224

Total revenue	25,397	23,172

OPERATING EXPENSES:
Cost of educational services	6,352	5,239
Selling, general and administrative	16,775	14,954
Auxiliary expense	640	674
Cost of condominium sales	0	193
(Gain) loss on disposition of property	(132)	10

Total operating expenses	23,635	21,070

OPERATING INCOME	1,762	2,102

OTHER INCOME:
Interest income	41	40
Other income — net	31	26

Total other income	72	66

INCOME BEFORE INCOME TAXES	1,834	2,168

INCOME TAX EXPENSE	(728)	(820)

NET INCOME	1,106	1,348

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(83)	(8)

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	1,023	1,340

OTHER COMPREHENSIVE INCOME (LOSS) — Unrealized gains (losses) on investments	(12)	16

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$1,011	$1,356

Basic net earnings attributable to National American University Holdings, Inc.	$0.04	$0.05
Diluted net earnings attributable to National American University Holdings, Inc.	$0.04	$0.05

Basic weighted average shares outstanding	26,710,881	26,242,653
Diluted weighted average shares outstanding	27,076,548	27,083,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND AUGUST 31, 2010
(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated		Equity
			Additional		other		attributable to	Total
	Class A	Common	paid-in	Retained	comprehensive	Treasury	non-controlling	stockholders’
	common	stock	capital	earnings	income	stock	interest	equity

Balance — May 31, 2010	$0	$2	$19,165	$2,389	$96	$0	$(295)	$21,357
Issuance of 4,550,000 shares common stock net of issuance cost of $1,628	0	1	30,448	0	0	0	0	30,449
Share based compensation expense	0	0	195	0	0	0	0	195
Dividends declared	0	0	0	(725)	0	0	0	(725)
Comprehensive income:
Net income	0	0	0	1,340	0	0	8	1,348
Unrealized gain on investments	0	0	0	0	16	0	0	16

Balance — August 31, 2010	$0	$3	$49,808	$3,004	$112	$0	$(287)	$52,640

Balance — May 31, 2011	$0	$3	$56,643	$9,549	$72	$(7,505)	$(257)	$58,505
Conversion of 954,166 warrants to 354,466 shares common stock	0	0	0	0	0	0	0	0
Purchase of treasury stock	0	0	0	0	0	(143)	0	(143)

Excess Tax Benefits from Stock Based Compensation	0	0	77	0	0	0	0	77
Share based compensation expense	0	0	128	0	0	0	0	128
Dividends declared	0	0	0	(810)	0	0	0	(810)
Comprehensive income:
Net income	0	0	0	1,023	0	0	83	1,106
Unrealized loss on investments	0	0	0	0	(12)	0	0	(12)

Balance — August 31, 2011	$0	$3	$56,848	$9,762	$60	$(7,648)	$(174)	$58,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND AUGUST 31, 2010
(In thousands except share data)

	Three Months Ended
	August 31,	August 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,106	$1,348
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	879	637
(Gain) loss on disposition of property and equipment	(132)	10
Provision for uncollectable tuition	981	675
Noncash compensation expense	128	195
Excess tax benefits from stock based compensation	(79)	0
Deferred income taxes	(183)	(67)
Changes in assets and liabilities:
Accounts and other receivables	(853)	(2,788)
Student notes	(41)	(11)
Bookstore inventory	78	(50)
Prepaid and other current assets	131	(167)
Condominium inventories	0	194
Accounts payable	919	(91)
Deferred income	(29)	54
Other long-term liabilities	438	1
Income tax receivable/payable	776	281
Accrued and other liabilities	(1,253)	250

Net cash flows provided by operating activities	2,866	471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(31,998)	(1)
Proceeds from sale of investments	28,095	3,997
Purchases of property and equipment	(3,006)	(1,006)
Proceeds from sale of property and equipment	162	0
Course development	(148)	(105)
Other	(44)	(21)

Net cash flows provided by (used in) investing activities	(6,939)	2,864

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	0	32,077
Cash paid for stock issuance	0	(690)
Excess tax benefits from stock based compensation	79	0
Purchase of treasury stock	(143)	0
Dividends Paid	(814)	(11,089)

Net cash flows provided by (used in) financing activities	(878)	20,298

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND AUGUST 31, 2010
(In thousands except share data)

	Three months ended
	August 31,	August 31,
	2011	2010

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(4,951)	$23,633

CASH AND CASH EQUIVALENTS — Beginning of year	25,716	8,695

CASH AND CASH EQUIVALENTS — End of period	$20,765	$32,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$135	$606

Dividends declared at August 31, 2011 and August 31, 2010	$827	$725

(Concluded)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND AUGUST 31, 2010
(Dollar amounts, except per share, in thousands)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements. These financial statements are condensed and do not contain all disclosures required in annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s 10-K filed on August 5, 2011. Furthermore, the results of operations and cash flows for the three month periods ended August 31, 2011 and August 31, 2010, are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States (“GAAP”).
Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to bad debts, income taxes and certain accruals. Actual results could differ from those estimates.
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
Approximately 93% and 92%, respectively of the Company’s total revenues for each of the three months ended August 31, 2011 and 2010 was derived from NAU’s academic revenue.
3.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income attributable to National American University Holdings, Inc. by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options, warrants and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended
	August 31,
	2011	2010
Numerator:
Net Income attributable to National American Universtiy Holdings, Inc.	1,023,000	1,348,000

Denominator:
Weighted average shares outstanding used to compute basic net income percommon share	26,710,881	26,242,653
Incremental shares issuable upon the assumed exercise of stock options	929
Incremental shares issuable upon the assumed exercise of restricted shares	40,912	21,470
Incremental shares issuable upon the assumed exercise of warrants	323,826	819,457

Common shares used to compute diluted net income per share	27,076,548	27,083,580

Basic net income per common share	0.04	0.05
Diluted net income per common share	0.04	0.05
A total of 240,000 and 110,000 shares of common stock subject to issuance upon exercise of stock options for the three August 31, 2011 and 2010, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
4.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The new disclosures and clarifications of existing disclosures were effective for the Company’s fourth quarter ended May 31, 2010. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level three fair value measurements were effective for the Company’s first quarter ending August 31, 2011. The Company has adopted this standard, but it did not have a material effect on the Company’s consolidated financial statements.
In May 2011, the FASB issued ASC Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance is intended to create a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments provide clarification on the application of certain existing fair value measurement guidance and enhance disclosure requirements, including the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy and expanded quantitative and qualitative disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company will adopt this standard for the year ending May 31, 2012, although it is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASC Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASC Update 2011-05 amends current U.S. GAAP to increase the prominence of items reported in comprehensive income and to move toward convergence with IFRS by requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASC Update 2011-05 does not change the items reported in comprehensive income or earnings per share calculations, but does change presentation of comprehensive income within the financial statements. This standard will be effective for the Company’s fiscal quarter ended August 31, 2012 with retrospective application required. As this standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
5.	STOCKHOLDERS’ EQUITY
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
Of the authorized shares, 26,886,071 shares of common stock were outstanding as of August 31, 2011 and 26,546,499 shares of common stock were outstanding as of May 31, 2011. No shares of preferred stock were outstanding. On January 31, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares, not to exceed $10,000, of the Company’s outstanding common stock in open market or privately negotiated transactions. The Board determined, among other things, that the repurchase program would offset dilution from the exercise of existing warrants to purchase shares of common stock. During the third quarter fiscal 2011, the Company repurchased 1,000,000 shares for $7,505. As of March 31, 2011, there were zero remaining shares authorized to be repurchased.
During the year ended May 31, 2010, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the offer and sale of up to 7,000,000 shares of its common stock (half coming from selling stockholders), plus 1,050,000 shares to cover over-allotment. The sale of 7,000,000 shares closed on June 1, 2010, and the sale of the 1,050,000 over-allotment shares closed on June 5, 2010. Also, in connection with the Transaction, the former Dlorah stockholders were issued, in the aggregate, warrants to purchase up to 2,800,000 shares of common stock at $5.50 per share that will expire if not converted by November 23, 2011. These warrants contain a cashless exercise feature. During February 2011, portions of these warrants were converted to 1,068,387 shares of common stock for total consideration of $5,876. In addition, 215,366 warrants were converted into 55,459 shares of stock in April and May 2011 and 954,166 warrants were converted into 354,466 shares of stock in first quarter fiscal 2012 via the cashless exercise feature. Warrants to purchase 562,081 shares remain outstanding at August 31, 2011.

Share-Based Compensation
In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock units awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At August 31, 2011, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At August 31, 2011, 730,814 shares of Common Stock remain available for issuance under the Plan.
The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.
During the quarter ended August 31, 2010, the company granted 53,000 restricted stock units (“RSUs”) with a grant date fair value of $5.52 per share; these shares vested May 31, 2011 based on the Company’s profitability.
In August 2011, the Company issued 41,500 RSUs with performance based vesting at a grant date fair value of $10.59 per share. The number of shares earned will be determined by the Company’s profitability.
In August 2011, the Company also awarded 1,888 restricted stock awards with time based vesting at a grant date fair value of $10.59 per share to the members of the Board of Directors. Shares vest one year from the grant date and require board service for the entire year.
Compensation expense associated with restricted stock awards and restricted stock unit awards totaled $65 and $152, respectively for the three months August 31, 2011 and 2010. At August 31, 2011 unamortized compensation cost of restricted stock and restricted stock unit awards totaled $614. The unamortized cost is expected to be recognized over a weighted-average period of 2.3 years as of August 31, 2011.

A summary of restricted shares activity under the Plan as of August 31, 2011, and changes during the three month period ended August 31, 2011 is presented below:

		Weighted
		Average Grant
Restricted Shares	Shares	Date Fair Value
Outstanding at May 31, 2011	54,166	$8.62
Granted	43,388	10.59
Vested	—	—
Forfeited	—	—

Outstanding at August 31, 2011	97,554	$9.49

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period. For stock options issued during the quarter ended August 31, 2011, the following assumptions were used to determine fair value.

For the quarter
ended August 31,
Assumptions used:	2011
Expected term (in years)	6.0
Expected volatility	50.0%
Weighted average risk free interest rate	1.22%
Weighted average expected dividend	1.13%
Weighted average fair value per share	$4.56
Expected volatilities are based on historic volatilities from traded shares of a selected publicly traded peer group. The Company has limited historical data to estimate forfeitures. The expected term of options granted is the safe harbor period. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company.

A summary of option activity under the Plan as of August 31, 2011, and changes during the three months then ended is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value
2011	Shares	Price	(Years)	($000)
Outstanding at May 31, 2011	121,750	$9.17
Granted	133,500	10.59	—
Exercised	—	—
Forfeited	(3,500)	9.35

Outstanding at August 31, 2011	251,750	$9.92	9.5	$15

Exercisable at August 31, 2011	59,125	$9.17	8.9	$8

The company recorded compensation expense of stock options of $63 for the three months ended August 31, 2011. There were no stock options issued or outstanding for the quarter ended August 31, 2010. As of August 31, 2011 there was $748 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 2.4 years as of August 31, 2011.
The Company plans to issue new shares as settlement of options exercised. There were no options exercised during the three months ended August 31, 2011.
Dividends
The holders of class A common stock were entitled to a quarterly dividend equal to $0.11 per quarter (for a total of $0.44 per year) per share of the common stock into which such class A common stock was convertible, paid when and if declared by the board of directors in accordance with the merger agreement for the Transaction. If a dividend is paid on the class A common stock, a dividend equal to one-fourth of the per share amount of any class A common stock dividend paid also had to be paid to holders of common stock. A dividend totaling $1,896 was declared on November 30, 2009, and $1,868 was paid in January and February 2010 with the difference related to restricted shares which will be payable once the restrictions lapse. A dividend totaling $1,896 was declared on January 27, 2010 and $1,868 was paid in March 2010 with the difference related to restricted shares which will be payable once the restrictions lapse. On May 10, 2010, the Company announced that on April 26, 2010, its board of directors declared, subject to the satisfaction of the condition set forth below, a one-time special cash dividend in the amount of $0.1609694 per share on each share of the Company’s common stock and in the amount of $0.6438774 per share on each share of the Company’s common stock issuable upon conversion of the class A common stock. This special dividend totaled $11,116 of which $11,108 was paid on June 4, 2010 with the difference related to the restricted shares which will be payable once the restrictions lapse. In August 2010, the Company declared a dividend totaling $0.0275 per share which was paid on October 8, 2010. In October 2010, the Company declared a dividend totaling $.03 per share which was paid on January 7, 2011. On January 31, 2011, the Company declared a dividend totaling $.03 per share which was paid on April 8, 2011. On May 2, 2011, the Company declared a dividend totaling $.03 per share on all shares of common stock outstanding and of record as of the close of business on June 30, 2011, which was paid on July 8, 2011. On August 29, 2011, the Company declared a dividend totaling $.03 per share on all shares of common stock outstanding and of record as of the close of business on September 30, 2011, which will pay on or about October 7, 2011.

6.	INCOME TAXES
The effective tax rates for the three months ended August 31, 2011 and August 31, 2010, were 39.7% and 37.8%, respectively.
7.	COMMITMENTS AND CONTINGENCIES
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
8.	CONDOMINIUM PROJECT
During 2008, the Company broke ground on a new building designed to contain 24 condominium units to be sold to the general public that was completed in 2009. These condominium units are accounted for within condominium inventories within the condensed consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the condensed consolidated statements of operations. Nine units have been sold as of August 31, 2011.
In addition, six units of an existing 48-unit apartment building have been sold as condominiums, with the remaining units available for sale or lease. These condominium units are accounted for within net property and equipment within the consolidated balance sheets, and the sales of the condominium units are recorded as a gain on disposition of property within the condensed consolidated statements of operations.
9.	FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at August 31, 2011 and May 31, 2011:
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
Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:
•
Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively selecting an individual security or multiple securities that are deemed most similar to the security being priced; and

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
In accordance with the fair value hierarchy, the following table shows the fair value as of August 31, 2011 and May 31, 2011, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No other financial assets or liabilities are measured at fair value on a recurring or nonrecurring basis at August 31, 2011 or May 31, 2011.

	Quoted
	Prices in	Other
	Active	Observable
	Markets	Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Fair Value
August 31, 2011
Investments
CD’s and money market accounts	$1,774	$417	$—	$2,191
US treasury bills and notes	22,316	—	—	22,316

Total assets at fair value	$24,090	$417	$—	$24,507

May 31, 2011
Investments
CD’s and money market accounts	$1,640	$417	$—	$2,057
US treasury bills and notes	18,427	—	—	18,427

Total assets at fair value	$20,067	$417	$—	$20,484

Following is a summary of the valuation techniques for assets and liabilities recorded in the consolidated condensed balance sheets at fair value on a recurring basis:
CD’s and money market accounts: Investments which have closing prices readily available from an active market are used as being representative of fair value. The Company classifies these investments as Level 1. Market prices for certain CD’s are obtained from quoted prices for similar assets. The Company classifies these investments as Level 2.
U.S. treasury bills and notes: Closing prices are readily available from active markets and are used as being representative of fair value. The Company classifies these investments as Level 1.
10.	SEGMENT REPORTING
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

	Three Months Ended August 31, 2011			Three Months Ended August 31, 2010
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$23,700	$0	$23,700	$21,258	$0	$21,258
Auxiliary revenue	1,427	0	1,427	1,447	0	1,447
Rental income — apartments	0	270	270	0	243	243
Condominium sales	0	0	0	0	224	224

Total revenue	25,127	270	25,397	22,705	467	23,172

Operating expenses:
Cost of educational services	6,352	0	6,352	5,239	0	5,239
Selling, general and administrative	16,356	419	16,775	14,545	409	14,954
Auxiliary expense	640	0	640	674	0	674
Cost of condominium sales	0	0	0	0	193	193
(Gain) loss on disposition of property	9	(141)	(132)	10	0	10

Total operating expenses	23,357	278	23,635	20,468	602	21,070

Income (loss) from operations	1,770	(8)	1,762	2,237	(135)	2,102

Other income:
Interest income	38	3	41	40	0	40
Other income — net	0	31	31	0	26	26

Total other income	38	34	72	40	26	66

Income (loss) before taxes	$1,808	$26	$1,834	$2,277	$(109)	$2,168

Total assets	$61,221	$17,211	$78,432	$50,039	$19,296	$69,335

11.	SUBSEQUENT EVENTS
We evaluated subsequent events after the balance sheet date of August 31, 2011 through the date of consolidated financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on August 5, 2011 and its other filings with the Securities and Exchange Commission (the “SEC”). The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.
Background
National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning offering Associate, Bachelor’s and Master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 32 educational sites (six of which are pending regulatory approvals) and one service center located in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota.
As of August 31, 2011, NAU had 3,364 students enrolled in courses at its physical locations only, 4,610 students enrolled in online courses only, and 1,416 students enrolled in a hybrid format taking both online courses and courses at a physical location. NAU supports the instruction of 2,000 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charge a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.
The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1% of our revenues for the quarter ended August 31, 2011.

Key Financial Results Metrics
Revenue. Revenue is derived mostly from NAU’s operations. For fiscal year ended May 31, 2011, approximately 93% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s food services, bookstore, dormitory and motel operations and the real estate operations rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.
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
We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the quarters ended August 31, 2011 and 2010 were 3.9% and 2.9%, respectively.
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

The following chart is a summary of our student enrollment on August 31, 2011, and August 31, 2010, by degree type and by instructional delivery method.

	August 31, 2011	August 31, 2010	% Growth for
	(Summer ’11 Qtr)	(Summer ’10 Qtr)	same quarter
	Number of Students	Number of Students	over prior year
Graduate	345	342	0.9%
Undergraduate and Diploma	9,045	7,913	14.3%

Total	9,390	8,255	13.7%

On-Campus	3,364	3,283	2.5%
Online	4,610	3,584	28.6%
Hybrid	1,416	1,388	2.0%

Total	9,390	8,255	13.7%

We experienced over 13% growth in enrollment in summer term 2011 over summer term 2010. This growth was an increase over our historic enrollment growth, which has averaged approximately 11.75% annually since 1998. We believe this recent growth is attributable to four main factors: investment in the expansion and development of physical locations; investment in the expansion of current academic programs and development of new academic programs; the development of a disciplined student recruitment process; and the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. We also believe we have realized a significant increase in enrollments since 2005 due to our investment of approximately $38 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.
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

Factors affecting comparability
Set forth below are selected factors we believe have had, or which we expect to have, a significant effect on the comparability of our recent or future results of operations:
Introduction of new programs and specializations. We plan to develop additional degree and diploma programs and specializations over the next several years. When introducing new programs and specializations, we invest in curriculum development, support infrastructure and marketing research. Revenues associated with these new programs are dependent upon enrollments, which are lower during the periods of introduction. During this period of introduction and development, the rate of growth in revenues and operating income has been, and may be, adversely affected, in part, due to these factors. Historically, as the new programs and specializations developed, increases in enrollment were realized, cost-effective delivery of instructional and support services were achieved, economies were recognized and more efficient marketing and promotional processes were gained.
Introduction of new physical locations. We plan to develop additional physical locations over the next several years. When opening new locations, we invest significant funds in expenses related to opening new locations without the immediate impact of revenue to offset these expenses. Included in the expenses are capital funds for equipment and build outs as well as operating funds for staff salaries and marketing dollars. These expenses will negatively impact the operating margin in the short-term but new locations would expect to produce long-term gains due to anticipated increase in revenues.
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
Department of Education Rulemaking
On June 18, 2010, the Department of Education proposed new regulations, referred to as the June NPRM, related to a number of Title IV program integrity issues. The June NPRM addressed each of the 14 topics discussed at the negotiated rulemaking sessions held in November 2009, December 2009 and January 2010, including, among others, the definition of a high school diploma for the purposes of establishing institutional eligibility to participate in Title IV programs and student eligibility to receive Title IV aid, standards regarding the payment of incentive compensation, establishing requirements for institutions to submit information on program completers for programs that prepare students for gainful employment in recognized occupations, revising the definition of what constitutes a “substantial misrepresentation” made by an institution, standards regarding the sufficiency of a state’s authorization of an institution for the purpose of establishing an institution’s eligibility to participate in Title IV programs, and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid. On July 26, 2010, the Department of Education published in the Federal Register another Notice of Proposed Rulemaking, referred to as the July NPRM, related to a definition of “gainful employment” for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation. On October 29 2010, the Department of Education published final regulations, referred to as the Final Rules, pertaining to the Title IV program integrity issues, addressing all 14 topics addressed in the June NPRM and the July NPRM, other than sections of the proposed definition of “gainful employment.” On June 13, 2011, the Department of Education published final regulations defining the meaning of “gainful employment”, referred to as the Gainful Employment Rule, which is effective July 1, 2012.

The Final Rules became effective July 1, 2011, except for rules pertaining to verification and updating of student aid application information, which are effective July 1, 2012. The Gainful Employment Rule is effective July 1, 2012. On May 5, 2011, the Department of Education announced its intention to establish additional negotiated rulemaking committees to consider additional regulations under the Higher Education Act. The Department of Education held three public hearings in May 2011 at which interested parties presented issues for consideration by the rulemaking committees. The Department of Education also conducted roundtable discussions on teacher preparation, college completion, and the proposed “First in the World” competition. We are still in the process of analyzing these final regulations to determine what, if any, impact they may have on our business and institutions, but compliance with these and other new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material adverse effect on our business.
Results of Operations — Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months	Three Months
	Ended August	Ended August
	31, 2011	31, 2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	25.0	22.6
Selling, general and administrative	66.1	64.5
Auxiliary expense	2.5	2.9
Cost of condominium sales	0.0	0.8
Gain on disposition of property	(0.5)	0.0

Total operating expenses	93.1	90.8
Operating income	6.9	9.2
Interest expense	0.0	0.0
Interest income	0.2	0.2
Other income	0.1	0.1

Income before income taxes	7.2	9.5
Income tax expense	(2.9)	(3.5)
Net income attributable to non-controlling interest	(0.3)	0.0

Net income attributable to the Company	4.0	6.0

For the three months ended August 31, 2011, our total revenue was $25.4 million, an increase of $2.2 million or 9.6%, as compared to total revenue of $23.2 million for three months ended August 31, 2010. The increase was primarily due to enrollment increase of 13.7% during the summer quarter 2011 over the summer quarter 2010. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new educational sites and programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. Our revenue from the three months ended August 31, 2011 consisted of $25.1 million from our NAU operations and $0.3 million from our other operations.
Total operating expenses were $23.6 million or 93.1% of total revenue for the three months ended August 31, 2011, which is an increase of $2.6 million compared to the three months ended August 31, 2010. Selling, general, and administrative expenses increased $1.8 million as a result of increased spending in development of $1.3 million. Within this category, three locations from last year with additional expenses of $0.4 million have commenced operations and are no longer incurring business expansion and development expenses. Developing and opening of seven new locations, however, have contributed to business expansion and program development expenses of $2.0 million, and expanding four existing locations contributed to additional business expansion and program development expenditures of $0.9 million. In addition, legal expenses have decreased by $1.5 million of which $0.6 million was due to the Senate HELP inquiry and the remainder was due to a trademark case in fiscal year 2011. As a result of the increase in business expansion and program development expenditures and a decrease in the legal expenses, the total operating expenses increased by $1.8 million. The increase in development is a result of continuing the expansion of hybrid learning centers in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Oregon, and Texas as well as expanding the nursing program into New Mexico and Texas. The additional details regarding these variances quarter over quarter are described in greater detail below. Income from operations was $1.8 million or 6.9% of total revenue for the three months ended August 31, 2011, which is a decrease of $0.3 million compared to the three months ended August 31, 2010. Net income attributable to the Company was $1.0 million or 4.0% of total revenue for the three months ended August 31, 2011, a decrease of 23.7%, compared to the three months ended August 31, 2010.
NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended	Three Months Ended
	August 31, 2011	August 31, 2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	25.3	23.1
Selling, general and administrative	65.1	64.1
Auxiliary expense	2.6	3.0
Cost of condominium sales	0.0	0.0

Total operating expenses	93.0	90.2
Operating income	7.0	9.8
Interest expense	0.0	0.0
Interest income	0.2	0.2
Other income	0.0	0.0

Income before non-controlling interest and taxes	7.2	10.0

Total revenue. The total revenue for the three months ended August 31, 2011 was $25.1 million, an increase of $2.4 million or 10.7%, as compared to total revenue of $22.7 million for the three months ended August 31, 2010. The increase was driven by our 13.7% enrollment increase during the summer quarter 2011 over the summer quarter 2010, which we believe resulted from our investment in program development and expansion, new and expanded affiliate relationships, and new hybrid learning centers.
The academic revenue for the three months ended August 31, 2011 was $23.7 million, an increase of $2.4 million or 11.5%, as compared to academic revenue of $21.3 million for the three months ended August 31, 2010. The increase was primarily due to the enrollment increase over the prior year driven by our key strategic plan and management’s execution of the plan. The auxiliary revenue was $1.4 million, flat, as compared to auxiliary revenue of $1.4 million for the three months ended August 31, 2010.
Cost of educational services. The educational services expense as a percentage of total revenue increased by 2.2 percentage points for the three months ended August 31, 2011, to 25.3%, as compared to 23.1% for the three months ended August 31, 2010. This increase was a result of our expansion and development of locations. The educational services expenses for the three months ended August 31, 2011 were $6.4 million, an increase of $1.1 million, or 21.2% as compared to educational expenses of $5.2 million for the three months ended August 31, 2010. This increase was primarily due to increases in instructional compensation and related expenses resulting from our increasing faculty and staff to provide and sustain quality educational services to the increased student population and additional locations.
Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 1.0 percentage point for the three months ended August 31, 2011, to 65.1%, as compared to 64.1% for the three months ended August 31, 2010. The selling, general and administrative expenses for the three months ended August 31, 2011 were $16.4 million, an increase of $1.8 million, or 12.5%, as compared to selling, general and administrative expenses of $14.5 million for the three months ended August 31, 2010. The increase was primarily attributed to increased expenses related to business expansion and development for new programming and new campuses (consistent with our strategic plan) of approximately $1.3 million.

The gross expenditures associated with the development and expansion of new educational sites and new programs referred to above as business expansion and development expense increased $1.3 million. Within this category, three locations from last year with additional expenses of $0.4 million have commenced operations and are no longer incurring business expansion and development expenses. Developing and opening of seven new locations, however, have contributed to business expansion and program development expenses of $2.0 million, and expanding four existing locations contributed to additional business expansion and program development expenditures of $0.9 million. In addition, legal expenses have decreased by $1.5 million of which $0.6 million was due to the Senate HELP inquiry and the remainder was due to a trademark case in fiscal year 2011. As a result of the increase in business expansion and program development expenditures and a decrease in the legal expenses, the total operating expenses increased by $1.8 million. Consistent with our strategic plan, for the three months ended August 31, 2011, the total business expansion and development expenditures were $3.8 million as compared to $2.5 million for the three months ended August 31, 2010. The details of the business expansion and development expenditures are detailed in the table below (in millions):

	Three months	Three months
	ended August 31,	ended August	Difference
	2011 ($)	31, 2010 ($)	($)

Allen, TX	$0.5	$0.2	$0.3
Austin, TX	—	0.7	(0.7)
Lee’s Summit, MO	—	0.4	(0.4)
Minnetonka, MN	—	0.4	(0.4)
South Austin, TX	0.2	—	0.2
Bellevue, NE	0.4	—	0.4
Burnsville, MN	0.3	—	0.3
Centennial, CO	0.3	0.1	0.2
Colorado Springs South, CO	0.3	0.2	0.1
Lewisville, TX	0.1	—	0.1
Mesquite, TX	0.2	—	0.2
Tulsa, OK	0.6	—	0.6
Wichita West, KS	0.4	0.1	0.3
St Louis, MO	0.2	—	0.2
Distance Learning	0.2	—	0.2
Nursing Development	0.1	0.4	(0.3)

TOTAL	$3.8	$2.5	$1.3

Auxiliary. Auxiliary expenses for the three months ended August 31, 2011 were $0.6 million, flat, as compared to $0.6 million auxiliary expenses for the three months ended August 31, 2010.
Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the three months ended August 31, 2011 was $1.8 million, a decrease of $0.5 million or 20.6%, as compared to $2.3 million for the three months ended August 31, 2010. This decrease is due to increase in cost of additional staff necessary to support the enrollment growth as well as the additional expenses related to the new location openings.
Other
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended	Three Months Ended
	August 31, 2011	August 31, 2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	0.0	0.0
Selling, general and administrative	155.2	87.6
Auxiliary expense	0.0	0.0
Cost of condominium sales	0.0	41.3
Gain on disposition of property	(52.2)	0.0

Total operating expenses	103.0	128.9
Operating loss	(3.0)	(28.9)
Interest expense	0.0	0.0
Interest income	1.1	0.0
Other income	11.5	5.6

Gain (Loss) before non-controlling interest and taxes	9.6	(23.3)
Total revenue for the three months ended August 31, 2011 was $0.3 million, a decrease of $0.2 million or 42.2%, as compared to $0.5 million for the three months ended August 31, 2010. The decrease was primarily due to the lack of sale of additional condominiums. No condominium sales were made during the three months ended August 31, 2011 as compared to $0.2 million in sales for the three months ended August 31, 2010. As a result, there was no related condominium cost of sales for the three months ended August 31, 2011 as compared to $0.2 million for the three months ended August 31, 2010. The selling, general and administrative expense as a percentage of total revenue increased by 67.6 percentage points for the three months ended August 31, 2011, to 155.2%, as compared to 87.6% for the three months ended August 31, 2010. This increase was primarily the result of a lower revenue base to support a larger margin impact for these expenses. The selling, general and administrative expenses for the three months ended August 31, 2011 were $0.4 million, flat, as compared to $0.4 million for the three months ended August 31, 2010.

Liquidity and Capital Resources
Liquidity. At August 31, 2011, and May 31, 2011, cash, cash equivalents and marketable securities were $43.7 million and $44.8 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificate of deposits. Of the amounts listed above, the marketable securities for August 31, 2011 and May 31, 2011 were $23.0 million and $19.1 million, respectively.
Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion and development of new programming, development of new hybrid learning centers and growth of our affiliate relationships. The current plan anticipates spending $18.4 million for our fiscal year ending May 31, 2012, as compared to $14.3 million for our fiscal year ended May 31, 2011. Also, we believe that we are positioned to further supplement our liquidity with debt, if needed.
Operating Activities. Net cash provided by operating activities was $2.9 million and $0.5 million for the three months ended August 31, 2011 and 2010, respectively. The increase is related primarily to a $1.0 million increase in accounts payable and a $1.9 million decrease in accounts and other receivables. The increase is partially offset by cash used in other working capital accounts.
Investing Activities. Net cash used in investing activities was $6.9 million for the three months ended August 31, 2011, as compared to the net cash provided by investing activities of $2.9 million for the three months ended August 31, 2010. $7.9 million of the increase in the cash used in investing activities was related to the purchase of investments offset by proceeds received from the sale of investments. Our investment committee is focused on capital preservation. In addition, purchases of property and equipment increased by $2.0 million.
Financing Activities. Net cash used by financing activities was $0.9 million for the three months ended August 31, 2011, as compared to net cash provided by financing activities of $20.3 million for the three months ended August 31, 2010. The decrease of $21.2 million is related to the additional issuance of common stock in fiscal year 2011 for $32.1 million. This inflow in fiscal year 2011 was offset by $11.1 million paid for dividends and $0.7 million cash paid for the stock issuance. In fiscal year 2012 an additional $0.8 million of dividends was paid.
Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the fiscal year ended May 31, 2011.
Off-Balance Sheet Arrangements
Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Impact of Inflation
We believe inflation has had a minimal impact on results of operations for three months ended August 31, 2011. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with our operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosure About Risk.
Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.
Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At August 31, 2011, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.
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
There were no changes to the Company’s internal control over financial reporting during the first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in our Annual Report on From 10-K for the fiscal year ended May 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In connection with the transaction with Dlorah on November 23, 2009, we used $3.3 million of the proceeds from our initial public offering in 2007, or IPO, to redeem all of the outstanding warrants that were publicly traded immediately before the consummation of the Dlorah transaction, and $3.7 million of our proceeds from the IPO to buyout an employment agreement and legal, accounting, filing, and insurance fees associated with being a public entity.
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

National American University Holdings, Inc. (Registrant)
Dated: October 7, 2011	By:	/s/ Ronald Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002