Form 10-Q
period 2011-11-30
National American University Holdings, Inc.
filed 2012-01-06
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 30, 2011, 26,914,658 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 2011 AND AUDITED CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2011
(In thousands except share data)

	November 30,	May 31,
	2011	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,190	$25,716
Available for sale investments	22,958	19,085
Student receivables — net of allowance of $983 and $223 at November 30, 2011 and May 31, 2011, respectively	4,896	2,010
Other receivables	1,213	425
Bookstore inventory	897	1,057
Income tax receivable	0	1,260
Deferred income taxes	1,981	1,723
Prepaid and other current assets	421	559

Total current assets	50,556	51,835

Total Property and Equipment — Net	36,831	21,265

OTHER ASSETS:
Condominium inventory	2,664	2,664
Land held for future development	312	312
Course development — net of accumulated amortization of $1,556 and $1,415 at November 30, 2011 and May 31, 2011, respectively	1,110	956
Other	1,061	906

	5,147	4,838

TOTAL	$92,534	$77,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of capital lease payable	$106	$0
Accounts payable	6,204	4,430
Dividends payable	898	831
Student accounts payable	793	400
Income tax payable	157	0
Deferred income	296	294
Accrued and other liabilities	5,107	6,403

Total current liabilities	13,561	12,358

DEFERRED INCOME TAXES	2,827	2,827

OTHER LONG-TERM LIABILITIES	4,879	4,248

CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	12,133	0

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,057,419 issued and 26,914,658 outstanding as of November 30, 2011; 27,546,499 issued and 26,546,499 outstanding as of May 31, 2011	3	3
Additional paid-in capital	56,998	56,643
Retained earnings	10,830	9,549
Treasury stock, at cost (1,142,761 shares at November 30, 2011 and 1,000,000 shares at May 31, 2011)	(8,577)	(7,505)
Accumulated other comprehensive income	39	72

Total National American University Holdings, Inc. stockholders’ equity	59,293	58,762

Non-controlling interest	(159)	(257)
Total equity	59,134	58,505

TOTAL	$92,534	$77,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2011 AND NOVEMBER 30, 2010
(In thousands except share data)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
REVENUE:
Academic revenue	$52,303	$47,080	$28,603	$25,822
Auxiliary revenue	3,002	3,213	1,575	1,766
Rental income — apartments	537	495	267	252
Condominium sales	0	224	0	0

Total revenue	55,842	51,012	30,445	27,840

OPERATING EXPENSES:
Cost of educational services	13,270	10,782	6,918	5,543
Selling, general and administrative	36,162	31,790	19,387	16,836
Auxiliary expense	1,521	1,540	881	866
Cost of condominium sales	0	193	0	0
(Gain) loss on disposition of property	(131)	51	1	41

Total operating expenses	50,822	44,356	27,187	23,286

OPERATING INCOME	5,020	6,656	3,258	4,554

OTHER INCOME (EXPENSE):
Interest income	74	74	33	34
Interest expense	(81)	0	(81)	0
Other income — net	60	71	29	45

Total other income (expense)	53	145	(19)	79

INCOME BEFORE INCOME TAXES	5,073	6,801	3,239	4,633

INCOME TAX EXPENSE	(2,009)	(2,696)	(1,281)	(1,876)

NET INCOME	3,064	4,105	1,958	2,757

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(98)	(19)	(15)	(11)

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	2,966	4,086	1,943	2,746

OTHER COMPREHENSIVE LOSS —
Unrealized losses on investments	(33)	(1)	(21)	(17)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$2,933	$4,085	$1,922	$2,729

Basic net earnings attributable to National American University Holdings, Inc.	$0.11	$0.16	$0.07	$0.10
Diluted net earnings attributable to National University Holdings, Inc.	$0.11	$0.15	$0.07	$0.10

Basic weighted average shares outstanding	26,797,010	26,242,653	26,884,087	26,242,653
Diluted weighted average shares outstanding	27,045,457	26,975,616	27,009,979	26,814,921
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND NOVEMBER 30, 2010
(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated		Equity
			Additional		other		attributable to	Total
	Class A	Common	paid-in	Retained	comprehensive	Treasury	non-controlling	stockholders’
	common	stock	capital	earnings	income	stock	interest	equity
Balance — May 31, 2010	$0	$2	$19,165	$2,389	$96	$0	$(295)	$21,357
Issuance of 4,550,000 shares common stock net of issuance cost of $1,578	0	1	30,498	0	0	0	0	30,499
Share based compensation expense	0	0	503	0	0	0	0	503
Dividends declared	0	0	0	(1,516)	0	0	0	(1,516)
Comprehensive income:
Net income	0	0	0	4,086	0	0	19	4,105
Unrealized loss on investments	0	0	0	0	(1)	0	0	(1)

Balance — November 30, 2010	$0	$3	$50,166	$4,959	$95	$0	$(276)	$54,947

Balance — May 31, 2011	$0	$3	$56,643	$9,549	$72	$(7,505)	$(257)	$58,505
Conversion of 1,516,247 warrants to 510,920 shares common stock	0	0	0	0	0	0	0	0
Purchase of treasury stock	0	0	0	0	0	(1,072)	0	(1,072)
Excess tax benefits from stock based compensation	0	0	75	0	0	0	0	75
Share based compensation expense	0	0	280	0	0	0	0	280
Dividends declared	0	0	0	(1,685)	0	0	0	(1,685)
Comprehensive income:
Net income	0	0	0	2,966	0	0	98	3,064
Unrealized loss on investments	0	0	0	0	(33)	0	0	(33)

Balance — November 30, 2011	$0	$3	$56,998	$10,830	$39	$(8,577)	$(159)	$59,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND NOVEMBER 30, 2010
(In thousands except share data)

	Six Months Ended
	November 30,	November 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,064	$4,105
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,949	1,328
(Gain) loss on disposition of property and equipment	(131)	51
Provision for uncollectable tuition	2,159	1,723
Noncash compensation expense	280	503
Excess tax benefits from stock based compensation	(79)	0
Deferred income taxes	(183)	152
Changes in assets and liabilities:
Accounts and other receivables	(5,377)	(4,750)
Student notes	(84)	(171)
Bookstore inventory	160	4
Prepaid and other current assets	138	(30)
Condominium inventories	0	194
Accounts payable	1,688	(763)
Deferred income	2	46
Other long-term liabilities	846	(86)
Income tax receivable/payable	1,417	321
Accrued and other liabilities	(1,296)	(281)

Net cash flows provided by operating activities	4,553	2,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(47,997)	(2)
Proceeds from sale of available for sale investments	44,091	3,997
Purchases of property and equipment	(5,351)	(2,570)
Proceeds from sale of property and equipment	162	22
Course development	(294)	(217)
Other	(71)	(34)

Net cash flows provided by (used in) investing activities	(9,460)	1,196

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(8)	0
Issuance of common stock	0	32,077
Cash paid for stock issuance	0	(640)
Excess tax benefits from stock based compensation	79	0
Purchase of treasury stock	(1,072)	0
Dividends paid	(1,618)	(11,810)

Net cash flows provided by (used in) financing activities	(2,619)	19,627

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND NOVEMBER 30, 2010
(In thousands except share data)

	Six months ended
	November 30,	November 30,
	2011	2010

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(7,526)	$23,169

CASH AND CASH EQUIVALENTS — Beginning of year	25,716	8,695

CASH AND CASH EQUIVALENTS — End of period	$18,190	$31,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$775	$2,223

Cash paid for interest	$81	$—

Capital lease additions	$12,248	$—

Dividends declared at November 30, 2011 and November 30, 2010	$898	$822

(Concluded)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND NOVEMBER 30, 2010
(Dollar amounts, except per share, in thousands)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements. These financial statements are condensed and do not contain all disclosures required in annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s 10-K filed on August 5, 2011. Furthermore, the results of operations and cash flows for the six month periods ended November 30, 2011 and November 30, 2010, are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.

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

For the three and six months ended November 30, 2011, 94% of the Company’s total revenues was derived from NAU academic revenue. For the three and six months ended November 30, 2010, 93% and 92%, respectively, of the Company’s total revenues was derived from NAU’s academic revenue.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Six months ended		Three months ended
	November 30,		November 30,
	2011	2010	2011	2010
Numerator:
Net Income attributable to National American Universtiy Holdings, Inc.	$2,966,000	$4,086,000	$1,943,000	$2,746,000

Denominator:
Weighted average shares outstanding used to compute basic net income per common share	26,797,010	26,242,653	26,884,087	26,242,653
Incremental shares issuable upon the assumed exercise of stock options	855	—	—	—
Incremental shares issuable upon the assumed exercise of restricted shares	42,361	49,705	44,036	44,718
Incremental shares issuable upon the assumed exercise of warrants	205,231	683,258	81,856	527,550

Common shares used to compute diluted net income per share	27,045,457	26,975,616	27,009,979	26,814,921

Basic net income per common share	$0.11	$0.16	$0.07	$0.10
Diluted net income per common share	$0.11	$0.15	$0.07	$0.10

A total of 249,250 and 237,500 shares of common stock subject to issuance upon exercise of stock options for the three and six months ended November 30, 2011, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

Outstanding options of 110,000 were not included in the computation of diluted net income per common share for the three and six months ended November 30, 2010 because their effect would be antidilutive.

4.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The new disclosures and clarifications of existing disclosures were effective for the Company’s fourth quarter ended May 31, 2010. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level three fair value measurements were effective for the Company’s first quarter ended August 31, 2011. The Company has adopted this standard, but it did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance is intended to create a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments provide clarification on the application of certain existing fair value measurement guidance and enhance disclosure requirements, including the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy and expanded quantitative and qualitative disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company will adopt this standard for the year ending May 31, 2012, although it is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These standards will be effective for the Company’s fiscal quarter ending August 31, 2012 with retrospective application required. As this standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Of the authorized shares, 26,914,658 shares of common stock were outstanding as of November 30, 2011 and 26,546,499 shares of common stock were outstanding as of May 31, 2011. No shares of preferred stock were outstanding. On January 31, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares, not to exceed $10,000, of the Company’s outstanding common stock in open market or privately negotiated transactions. The Board determined, among other things, that the repurchase program would offset dilution from the exercise of existing warrants to purchase shares of common stock. During the third quarter fiscal 2011, the Company repurchased 1,000,000 shares for $7,505. As of March 31, 2011, there were no remaining shares authorized to be repurchased under this directive.

On November 4, 2011, The Company’s Board of Directors authorized the repurchase of up to $10,000 of its outstanding common stock in open market or privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and other prevailing market conditions. The plan has not been assigned a predetermined date of expiration, but may be limited or terminated without prior notice. During the second quarter of fiscal 2011, 127,867 shares were repurchased for $1,072

During the year ended May 31, 2010, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the offer and sale of up to 7,000,000 shares of its common stock (half coming from selling stockholders), plus 1,050,000 shares to cover over-allotment. The sale of 7,000,000 shares closed on June 1, 2010, and the sale of the 1,050,000 over-allotment shares closed on June 5, 2010. Also, in connection with the Transaction, the former Dlorah stockholders were issued, in the aggregate, warrants to purchase up to 2,800,000 shares of common stock at $5.50 per share that expired if not converted by November 23, 2011. These warrants contained a cashless exercise feature. In fiscal 2011, 1,283,753 warrants were converted into 1,123,846 shares of common stock. In the first quarter of fiscal 2012, 954,166 warrants were converted into 354,466 shares of stock via the cashless exercise feature and warrants totaling 562,081 were converted into 156,454 shares of stock in second quarter of fiscal 2012 via the cashless exercise feature. All 2,800,000 were converted by November 23, 2011, and there are no warrants outstanding at November 30, 2011

Share-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock units awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At November 30, 2011, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At November 30, 2011, 733,314 shares of Common Stock remain available for issuance under the Plan.

Restricted stock
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

In connection with share based compensation awards with performance requirements, Company management must estimate the likelihood that the performance criteria will be attained. This involves assumptions about future performance. Management reviews these estimates to ensure that the expense associated with performance awards is properly stated at each reporting date. During the quarter ended November 30, 2011, the management determined achieving the performance level required under the August 2011 performance share grants was not likely. As a result, compensation expense totaling $9 recorded in the previous quarter has been reversed.

In August 2011, the Company also awarded 1,888 restricted stock awards with time based vesting at a grant date fair value of $10.59 per share to the members of the Board of Directors. Shares vest one year from the grant date and require board service for the entire year.

Compensation expense associated with restricted stock awards and restricted stock unit awards totaled $51 and $159, respectively for the three months ended November 30, 2011 and 2010. For the six months ended November 30, 2011 and 2010, compensation totaled $116 and $306, respectively. At November 30, 2011 unamortized compensation cost of restricted stock and restricted stock unit awards totaled $563. The unamortized cost is expected to be recognized over a weighted-average period of 2.2 years as of November 30, 2011.

A summary of restricted shares activity under the Plan as of November 30, 2011 and 2010, and changes during the six month periods then ended is presented below:

		Weighted Average
		Grant Date Fair
Restricted Shares	Shares	Value
Nonvested shares at May 31, 2011	54,166	$8.62
Granted	43,388	10.59
Vested	—	—
Forfeited	—	—

Nonvested shares at November 30, 2011	97,554	$9.49

		Weighted Average
		Grant Date Fair
Restricted Shares	Shares	Value
Nonvested at May 31, 2010	110,333	$8.64
Granted	53,000	5.52
Vested	—	—
Forfeited	—	—

Nonvested at November 30, 2010	163,333	$7.63

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period. There were no stock options issued during the quarter ended November 30, 2011.

For stock options issued during the six months ended November 30, 2011 and 2010, the following assumptions were used to determine fair value:

	For the six months ended
	November 30,
Assumptions used:	2011	2010
Expected term (in years)	6.00	5.75
Expected volatility	50.00%	45.59%
Weighted average risk free interest rate	1.22%	0.50%
Weighted average expected dividend	1.13%	1.20%
Weighted average fair value	$4.56	$3.52

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

A summary of option activity under the Plan as of November 30, 2011 and 2010, and changes during the six month periods then ended is presented below:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Life (in	Value
Stock Options	Shares	Exercise Price	years)	($000)
Outstanding at May 31, 2011	121,750	$9.17
Granted	133,500	10.59
Exercised	—	—
Forfeited or canceled	(6,000)	9.35	—	—

Outstanding at November 30, 2011	249,250	$9.93	9.2	$—

Exercisable at November 30, 2011	57,875	$9.16	8.6	$—

Weighted
Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Life (in	Value
Stock Options	Shares	Exercise Price	years)	($000)
Outstanding at May 31, 2010	—	$—
Granted	110,000	9.35
Exercised	—	—
Forfeited or canceled	—	—	—	—

Outstanding at November 30, 2010	110,000	$9.35	9.5	$—

Exercisable at November 30, 2010	—	$—	—	$—

The Company recorded compensation expense of stock options of $101 and $48 for the three months ended November 30, 2011 and 2010, respectively. For the six months ended November 30, 2011 and 2010, compensation expense of $164 and $97, respectively, was recorded in the statement of operations. As of November 30, 2011 there was $643 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 2.3 years as of November 30, 2011.

The Company plans to issue new shares as settlement of options exercised. There were no options exercised during the six months ended November 30, 2011.
Dividends

The holders of class A common stock were entitled to a quarterly dividend equal to $0.11 per quarter (for a total of $0.44 per year) per share of the common stock into which such class A common stock was convertible, paid when and if declared by the board of directors in accordance with the merger agreement for the Transaction. When a dividend was paid on the class A common stock, a dividend equal to one-fourth of the per share amount of any class A common stock dividend paid was also paid to holders of common stock. On May 10, 2010, the Company announced that on April 26, 2010, its board of directors declared, subject to the satisfaction of the condition set forth below, a one-time special cash dividend in the amount of $0.1609694 per share on each share of the Company’s common stock and in the amount of $0.6438774 per share on each share of the Company’s common stock issuable upon conversion of the class A common stock. This special dividend totaled $11,116 of which $11,108 was paid on June 4, 2010 with the difference related to the restricted shares which will be payable once the restrictions lapse. All the dividends required under the merger agreement for the Transaction have been declared and paid.

Date declared	Record date	Payment date	Per share
August 30, 2010	September 30, 2010	October 8, 2010	$0.0275
October 25, 2010	December 31, 2010	January 7, 2011	$0.0300
January 31, 2011	March 31, 2011	April 8, 2011	$0.0300
May 2, 2011	June 30, 2011	July 8, 2011	$0.0300
August 29, 2011	September 30, 2011	October 7, 2011	$0.0300
November 4, 2011	December 31, 2011	(est.) January 9, 2012	$0.0325
6.	INCOME TAXES

The effective tax rates for the six months ended November 30, 2011 and November 30, 2010, were 39.6%. The effective tax rates for the three months ended November 30, 2011 and November 30, 2010, were 39.5% and 40.5%, respectively.

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

The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. On an ongoing basis, the Company evaluates the results of internal compliance monitoring activities and those of applicable regulatory agencies and, when appropriate, records liabilities to provide for the estimated costs of any necessary remediation. In March 2011, the Department announced a program review site visit for NAU, which occurred in April 2011. The periods covered by the program review were the 2008-2009, 2009-2010 and 2010-2011 Title IV award years, (which each award year commencing July 1 and ending June 30). NAU received the Department’s preliminary program review report on June 16, 2011, which contained findings regarding the manner in which NAU calculated returns of Title IV program funds for online students that withdrew before completing their educational program, certain discrepancies between NAU’s published campus crime statistics and similar information on its website, and aspects of its written policy on returns of title IV program funds. With respect to the first finding, NAU was required to perform a full file review for each of the three award years and, where necessary, revise the last date of attendance and prior returns of Title IV funds calculations for online students. NAU submitted the results of this file review and its responses to the program review findings, on October 19, 2011. The Department has not yet issued a final program review determination with respect to this matter, which when issued may contain financial liabilities and may be appealed. The Company has accrued $0.4 million as an estimated liability. Other than this pending program review, there are no current outstanding regulatory actions, but the Company cannot predict the outcome of future program reviews and any unfavorable outcomes could have a material adverse effect on the results of the Company’s results of operations, cash flows, and financial position.

During the quarter, the Company entered into a $3 million unsecured revolving line of credit with Great Western Bank. Advances under this line bear interest at prime. There were no advances outstanding against this line at November 30, 2011.

As part of our ongoing operations, we entered into an arrangement for addition space that will house the Corporate headquarters, distance learning operations, and the Rapid City campus operations that obligates us to make future payments under a capital lease obligation, which totaled $25.1 million, had a net present value of $12.2 million as of November 30, 2011 and was recognized as current and non-current capital lease payable of $0.1 million and $12.1 million, respectively, and was included in net property, plant and equipment in our condensed consolidated balance sheet.

The following is a schedule of future minimum commitments for the capital lease as of November 30, 2011:

Capital
($ in thousands)	Leases
2012	$519
2013	1,050
2014	1,071
2015	1,092
2016	1,115
Thereafter	20,288

Total future minimum lease obligation	$25,135
Less: Imputed interest on capital leases	(12,896)

Net present value of lease obligations	$12,239

8.	CONDOMINIUM PROJECT

During 2008, the Company broke ground on a new building designed to contain 24 condominium units to be sold to the general public that was completed in 2009. These condominium units are accounted for within condominium inventories within the condensed consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the condensed consolidated statements of operations. Nine units have been sold as of November 30, 2011.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at November 30, 2011 and May 31, 2011:

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

In accordance with the fair value hierarchy, the following table shows the fair value as of November 30, 2011 and May 31, 2011, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No other financial assets or liabilities are measured at fair value on a recurring or nonrecurring basis at November 30, 2011 or May 31, 2011.

	Quoted
	Prices in	Other
	Active	Observable
	Markets	Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Fair Value
November 30, 2011
Investments
CD’s and money market accounts	$1,787	$418	$—	$2,205
US treasury bills and notes	22,297	—	—	22,297

Total assets at fair value	$24,084	$418	$—	$24,502

May 31, 2011
Investments
CD’s and money market accounts	$1,640	$417	$—	$2,057
US treasury bills and notes	18,427	—	—	18,427

Total assets at fair value	$20,067	$417	$—	$20,484

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

	Six Months Ended			Six Months Ended
	November 30, 2011			November 30, 2010
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$52,303	$0	$52,303	$47,080	$0	$47,080
Auxiliary revenue	3,002	0	3,002	3,213	0	3,213
Rental income — apartments	0	537	537	0	495	495
Condominium sales	0	0	0	0	224	224

Total revenue	55,305	537	55,842	50,293	719	51,012

Operating expenses:
Cost of educational services	13,270	0	13,270	10,782	0	10,782
Selling, general &administrative	35,275	887	36,162	30,874	916	31,790
Auxiliary expense	1,521	0	1,521	1,540	0	1,540
Cost of condominium sales	0	0	0	0	193	193
(Gain) loss on disposition of property	10	(141)	(131)	51	0	51

Total operating expenses	50,076	746	50,822	43,247	1,109	44,356

Income (loss) from operations	5,229	(209)	5,020	7,046	(390)	6,656

Other income (expense):
Interest income	69	5	74	74	0	74
Interest expense	(81)	0	(81)	0	0	0
Other income — net	0	60	60	0	71	71

Total other income (expense)	(12)	65	53	74	71	145

Income (loss) before taxes	$5,217	$(144)	$5,073	$7,120	$(319)	$6,801

	Six Months Ended			Year Ended
	November 30, 2011			May 31, 2011
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$78,045	$14,489	$92,534	$60,215	$17,723	$77,938

	Three Months Ended			Three Months Ended
	November 30, 2011			November 30, 2010
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$28,603	$0	$28,603	$25,822	$0	$25,822
Auxiliary revenue	1,575	0	1,575	1,766	0	1,766
Rental income — apartments	0	267	267	0	252	252
Condominium sales	0	0	0	0	0	0

Total revenue	30,178	267	30,445	27,588	252	27,840

Operating expenses:
Cost of educational services	6,918	0	6,918	5,543	0	5,543
Selling, general & administrative	18,919	468	19,387	16,329	507	16,836
Auxiliary expense	881	0	881	866	0	866
Cost of condominium sales	0	0	0	0	0	0
Loss on disposition of property	1	0	1	41	0	41

Total operating expenses	26,719	468	27,187	22,779	507	23,286

Income (loss) from operations	3,459	(201)	3,258	4,809	(255)	4,554

Other income (expense):
Interest income	31	2	33	34	0	34
Interest expense	(81)	0	(81)	0	0	0
Other income — net	0	29	29	0	45	45

Total other income (expense)	(50)	31	(19)	34	45	79

Income (loss) before taxes	$3,409	$(170)	$3,239	$4,843	$(210)	$4,633

11.	SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date of November 30, 2011 through the date the consolidated financial statements were issued. Between the balance sheet date of November 30, 2011 and December 31, 2011, the Company has settled on shares purchased through its repurchase plan that totaled 162,255 shares at a price of $1,179 ($7.28 average per share) with transaction costs totaling $6.

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
Background
National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering Associate, Bachelor’s and Master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 34 educational sites (five of which are pending regulatory approvals) located in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota.
As of November 30, 2011, NAU had 3,771 students enrolled in courses at its physical locations only, 5,329 students enrolled in online courses only, and 1,798 students enrolled in a hybrid format taking both online courses and courses at a physical location. NAU supports the instruction of 1,100 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charge a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.
The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 0.9% of our revenues for the quarter ended November 30, 2011 and 1.0% of our revenues for the six months ended November 30, 2011.

Key Financial Results Metrics
Revenue. Revenue is derived mostly from NAU’s operations. For the six months ended November 30, 2011, approximately 94% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s food services, bookstore, dormitory and motel operations and the real estate operations rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.
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
We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the six months ended November 30, 2011 and 2010 were 3.9% and 3.4%, respectively.
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
The following chart is a summary of our student enrollment on November 30, 2011, and November 30, 2010, by degree type and by instructional delivery method.

	November 30, 2011	November 30, 2010	% Growth for
	(Fall ’11 Qtr)	(Fall ’10 Qtr)	same quarter
	Number of Students	Number of Students	over prior year
Graduate	385	415	(7.2)%
Undergraduate and Diploma	10,513	9,228	13.9%

Total	10,898	9,643	13.0%

On-Campus	3,771	3,854	(2.2)%
Online	5,329	4,198	26.9%
Hybrid	1,798	1,591	13.0%

Total	10,898	9,643	13.0%

We experienced a 13.0% growth in enrollment in fall term 2011 over fall term 2010. This growth was an increase over our historic enrollment growth, which has averaged approximately 11.75% annually since 1998. We believe this recent growth is attributable to four main factors: investment in the expansion and development of physical locations; investment in the expansion of current academic programs and development of new academic programs; the development of a disciplined student recruitment process; and the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. We also believe we have realized a significant increase in enrollments since 2005 due to our investment of approximately $44 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.
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
Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expenses, the cost of condominium sales, and the gain/loss on disposition of property and equipment. Cost of educational services expenses contain expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, expenses related to expansion and development of academic programs and physical locations, as well as depreciation, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books, clothing, food and textbook shrinkage. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain/loss on disposition of property and equipment expense records the remaining book value of assets that are no longer used by us.

Factors affecting comparability
Set forth below are selected factors we believe have had, or which we expect to have, a significant effect on the comparability of our recent or future results of operations:
Introduction of new programs and specializations. We plan to develop additional degree and diploma programs and specializations over the next several years, subject to applicable regulatory approvals. When introducing new programs and specializations, we invest in curriculum development, support infrastructure and marketing research. Revenues associated with these new programs are dependent upon enrollments, which are lower during the periods of introduction. During this period of introduction and development, the rate of growth in revenues and operating income has been, and may be, adversely affected, in part, due to these factors. Historically, as the new programs and specializations develop, increases in enrollment are realized, cost-effective delivery of instructional and support services are achieved, economies of scale are recognized and more efficient marketing and promotional processes are gained.
Introduction of new physical locations. We plan to develop additional physical locations over the next several years, subject to applicable regulatory approvals. When opening new locations, we invest significant funds in expenses related to opening new locations without the immediate impact of revenue to offset these expenses. Included in the expenses are depreciation related to capital funds for equipment and buildouts as well as operating funds for staff salaries and marketing dollars. These expenses will negatively impact the operating margin in the short-term with anticipated long-term gains due to the increased revenues.
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
Department of Education Rulemaking
On October 29, 2010 the Department of Education published final regulations, referred to as the Final Rules, pertaining to all 14 topics addressed in its recent Title IV program integrity rulemaking activities for which proposed rules were issued on June 18 and July 26, 2010, other than provisions regarding the proposed definition of “gainful employment.” On June 13, 2011, the Department of Education published final regulations defining the meaning of “gainful employment”, referred to as the Gainful Employment Rule, which is effective July 1, 2012.
The Final Rules became effective July 1, 2011, except for rules pertaining to verification and updating of student aid application information, which are effective July 1, 2012. The Gainful Employment Rule is effective July 1, 2012. On September 27, 2011, the Department of Education published a Notice of Proposed Rulemaking (the “September 2011 NPRM”) to amend regulations for institutional eligibility under the Higher Education Act and to streamline the application and approval process for new programs, as required by the Gainful Employment Rule. After the public comment period ended on November 14, 2011, the Department of Education will review and consider responses to the September 2011 NPRM before publishing final regulations that would be effective by July 2013. On May 5, 2011, the Department of Education announced its intention to establish a negotiated rulemaking committee to consider additional changes to regulations under the Higher Education Act. The Department of Education held three public hearings in May 2011 at which interested parties presented issues for consideration during the negotiated rulemaking. The Department of Education also conducted roundtable discussions on teacher preparation, college completion, and the proposed “First in the World” competition. Compliance with the Final Rules, the Gainful Employment Rule, and any regulation that are promulgated through the forthcoming negotiated rulemaking process, and other new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material adverse effect on our business.

Department of Education Program Review
From time to time, institutions that participate in the Title IV programs of federal student financial assistance are subject to program reviews by the Department of Education. In March 2011, the Department announced a program review site visit for NAU, which occurred in April 2011. The periods covered by the program review were the 2008-2009, 2009-2010 and 2010-2011 Title IV award years, (which each award year commencing July 1 and ending June 30). NAU received the Department’s preliminary program review report on June 16, 2011, which contained findings regarding the manner in which NAU calculated returns of Title IV program funds for online students that withdrew before completing their educational program, certain discrepancies between NAU’s published campus crime statistics and similar information on its website, and aspects of its written policy on returns of title IV program funds. With respect to the first finding, NAU was required to perform a full file review for each of the three award years and, where necessary, revise the last date of attendance and prior returns of Title IV funds calculations for online students. NAU submitted the results of this file review and its responses to the program review findings, on October 19, 2011. The Department has not yet issued a final program review determination with respect to this matter, which when issued may contain financial liabilities and may be appealed. If the Department were to make significant findings of non-compliance by NAU or assert significant liabilities in this or any future program review, it could have a material adverse effect on our business, financial condition and results of operations.
Results of Operations — Six Months Ended November 30, 2011 Compared to Six Months Ended November 30, 2010
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2011	2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.8	21.1
Selling, general and administrative	64.8	62.3
Auxiliary expense	2.6	3.0
Cost of condominium sales	0.0	0.4
(Gain) Loss on disposition of property	(0.2)	0.1

Total operating expenses	91.0	86.9
Operating income	9.0	13.1
Interest expense	(0.1)	0.0
Interest income	0.1	0.1
Other income	0.1	0.1

Income before income taxes	9.1	13.3
Income tax expense	(3.6)	(5.3)
Net income attributable to non controlling interest	(0.2)	0.0

Net income attributable to the Company	5.3%	8.0%

For the six months ended November 30, 2011, our total revenue was $55.8 million, an increase of $4.8 million or 9.5%, as compared to total revenue of $51.0 million for the same period in 2010. The increase was primarily due to the execution of our strategic growth plan which resulted in an enrollment increase of 13.0% during the fall quarter 2011 over the fall quarter 2010. Our revenue for the six months ended November 30, 2011 consisted of $55.3 million from our NAU operations and $0.5 million from our other operations. Revenues were impacted by a new regulation requiring online student to do an “activity” other than logging in to be counted for attendance. Due to this regulation change, we have seen an increase in our drop rate and therefore a decrease in the revenue compared to the enrollment growth. Total operating expenses were $50.8 million or 91.0% of total revenue for the six months ended November 30, 2011, which is an increase of $6.5 million compared to the same period in 2010. Income from operations was $5.0 million or 9.0% of total revenue for the six months ended November 30, 2011, which is a decrease of $1.6 million compared to the same period in 2010. Net income attributable to the Company was $3.0 million or 5.3% of total revenue for the six months ended November 30, 2011, a decrease of 27.4%, compared to the same period in 2010. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new educational sites and programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. Selling, general, and administrative expenses increased $4.4 million of which the primary change was due to increased spending in development of new campuses and academic programming of $3.8 million. The additional details regarding these variances are described in greater detail below.
NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended	Six Months Ended
	November 30, 2011	November 30, 2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	24.0	21.4
Selling, general and administrative	63.8	61.4
Auxiliary expense	2.7	3.1
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.1

Total operating expenses	90.5	86.0
Operating income	9.5	14.0
Interest expense	(0.1)	0.0
Interest income	0.1	0.1
Other income	0.0	0.0

Income before non-controlling interest and taxes	9.5%	14.1%

Total revenue. The total revenue for NAU for the six months ended November 30, 2011 was $55.3 million, an increase of $5.0 million or 10.0%, as compared to total revenue of $50.3 million for the same period in 2010. The increase was primarily due to the enrollment increase of 13.0%, which was consistent with our investment in new program development, program expansion, development of new educational sites and retention initiatives with current student enrollments, over the prior year. In addition, the increase is due to a board approved tuition increase of 4.7% that became effective September 2011. We believe that NAU’s well-defined strategic plan continues to contribute to the increase in the revenues. However, the generation of revenue from our new campuses is below expectation based on the pace of the approvals that we are seeing from the state goverments as well as the accreditation body.
The academic revenue for the six months ended November 30, 2011 was $52.3 million, an increase of $5.2 million or 11.1%, as compared to academic revenue of $47.1 million for the same period in 2010. The increase was primarily due to the enrollment increase over the prior year. These numbers are also reflective of the decrease in affiliate revenue of $0.6 million. The auxiliary revenue was $3.0 million, a decrease of $0.2 million or 6.6%, as compared to auxiliary revenue of $3.2 million for the same period in 2010. This decrease was primarily due to decreased book sales and instructional material fees.
Cost of educational services. The educational services expense as a percentage of total revenue increased by 2.6 percentage points for the six months ended November 30, 2011, to 24.0%, as compared to 21.4% for the same period in 2010. This increase was a result of additional faculty, academic staff, and program supplies hired and purchased to support the additional students. The educational services expenses for the six months ended November 30, 2011 were $13.3 million, an increase of $2.5 million, or 23.1% as compared to educational expenses of $10.8 million for the same period in 2010. This increase was primarily due to increases in instructional compensation and related expenses resulting from our increasing faculty and staff to provide and sustain quality educational services to the increased student population as well as the new programs such as OTA and cardiovascular technology. It is also impacted by the cost of educational services expense that were categorized as business expansion and development last year and have moved into ongoing operations this fiscal year.
Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 2.4 percentage points for the six months ended November 30, 2011, to 63.8%, as compared to 61.4% for the same period in 2010. The selling, general and administrative expenses for the six months ended November 30, 2011 were $35.3 million, an increase of $4.4 million, or 14.3%, as compared to selling, general and administrative expenses of $30.9 million for the same period in 2010. The increase was primarily attributed to additional spending related to business expansion and development for new programming and new campuses (consistent with our strategic plan) as well as the expense of $2.1 million for the Senate HELP project incurred in the first six months of fiscal year 2011.

The gross expenditures associated with the development and expansion of new educational sites and new programs referred to above as business expansion and development expense increased $3.8 million. Within this category, three locations and three nursing programs, which incurred expenses of $3.8 million for the six months ended November 30, 2010, have commenced operations and did not incur business expansion and development expenses during the six months ended November 30, 2011. However, these programs and locations are incurring expenses reported in SG&A totaling $4.4 million for an increase in spending of $0.6 million. Developing and opening of thirteen new locations have contributed to business expansion and program development expenses of an additional $5.7 million, and expanding four existing locations contributed to additional business expansion and program development expenditures of $1.9 million. Consistent with our strategic plan, for the six months ended November 30, 2011, the total business expansion and development expenditures were $9.4 million as compared to $5.6 million for the six months ended November 30, 2010. Over half of the spending for business expansion and development for the six months ended November 30, 2011 was spent on marketing and admissions activities. As we move into calendar year 2012, we will experience an increased demand for tv space as it is a political season. The details of the business expansion and development expenditures are detailed in the table below (in millions):

	Six months	Six months
	ended	ended
	November	November
	30, 2011	30, 2010	Difference
	($)	($)	($)
Allen, TX	$1.0	$0.5	$0.5
Austin, TX	—	1.5	(1.5)
Bellevue, NE	0.9	—	0.9
Burnsville, MN	0.6	—	0.6
Centennial, CO	0.7	0.2	0.5
Colorado Springs South, CO	0.6	0.4	0.2
Georgetown, TX	0.1	—	0.1
Houston, TX	0.4	—	0.4
Indianapolis, IN	0.3	—	0.3
Lee’s Summit, MO	—	0.9	(0.9)
Lewisville, TX	0.5	—	0.5
Mesquite, TX	0.5	—	0.5
Minnetonka, MN	—	0.9	(0.9)
Portland, OR	0.1	—	0.1
Richardson, TX	0.2	—	0.2
South Austin, TX	0.5	—	0.5
Tulsa, OK	1.1	—	1.1
Weldon Springs, MO	0.5	—	0.5
Wichita West, KS	0.9	0.3	0.6
Distance Learning	0.4	0.1	0.3
Rapid City Nursing	—	0.1	(0.1)
Sioux Falls Nursing	—	0.1	(0.1)
Minnesota Nursing	—	0.3	(0.3)
Other Nursing	0.1	0.3	(0.2)
TOTAL	9.4	5.6	3.8

Auxiliary. Auxiliary expenses for the six months ended November 30, 2011 were $1.5 million, flat, as compared to auxiliary expenses of $1.5 million for the same period in 2010.
Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the six months ended November 30, 2011 was $5.2 million, a decrease of $1.9 million or 26.7%, as compared to $7.1 million for the same period in 2010. This decrease is due to the additional expenses discussed above.
Other
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Six Months Ended	Six Months
	November 30,	Ended November
	2011	30, 2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	0.0	0.0
Selling, general and administrative	165.2	127.4
Auxiliary expense	0.0	0.0
Cost of condominium sales	0.0	26.8
(Gain) loss on disposition of property	(26.3)	0.0

Total operating expenses	138.9	154.2
Operating loss	(38.9)	(54.2)
Interest expense	0.0	0.0
Interest income	0.9	0.0
Other income	11.2	9.9

Loss before non-controlling interest and taxes	(26.8)%	(44.3)%

Total revenue for the six months ended November 30, 2011 was $0.5 million as compared to $0.7 million for the same period in 2010. Revenue from condominium sales for the six months ended November 30, 2011 was $0.0 million as compared to $0.2 million for the same period in 2010. The selling, general and administrative expense as a percentage of total revenue increased by 37.8 percentage points for the six months ended November 30, 2011, to 165.2%, as compared to 127.4% for the same period in 2010. The selling, general and administrative expenses for the six months ended November 30, 2011 were $0.9 million, flat, as compared to $0.9 million for the same period in 2010. The cost of the condominium sales for the six months ended November 30, 2011 was $0.0 million as compared to $0.2 million for the same period in 2010 due to no condominium sales for the period ending November 30, 2011. The gain on disposition of property for the six months ended November 30, 2011 was $0.1 as compared to $0.0 for the same period in 2010.
Results of Operations — Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010
National American University Holdings, Inc.
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2011	2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.7	19.9
Selling, general and administrative	63.7	60.5
Auxiliary expense	2.9	3.1
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.1

Total operating expenses	89.3	83.6
Operating income	10.7	16.4
Interest expense	(0.3)	0.0
Interest income	0.1	0.1
Other income	0.1	0.2

Income before income taxes	10.6	16.7
Income tax expense	(4.2)	(6.7)
Net income attributable to non controlling interest	0.0	0.0

Net income attributable to the Company	6.4%	10.0%

For the three months ended November 30, 2011, our total revenue was $30.4 million, an increase of $2.6 million or 9.4%, as compared to total revenue of $27.8 million for the same period in 2010. The increase was primarily due to the enrollment increase of 13.0% during the fall quarter 2011 over the fall quarter 2010 as well as the reduction due to the loss of an affiliate relationship. Our revenue for the three months ended November 30, 2011 consisted of $30.2 million from our NAU operations and $0.3 million from our other operations. As stated before, we are seeing an increase in the drop rate during the term due to the attendance policy change. Total operating expenses were $27.2 million or 89.3% of total revenue for the three months ended November 30, 2011, which is an increase of $3.9 million compared to the same period in 2010. Income from operations was $3.3 million or 10.7% of total revenue for the three months ended November 30, 2011, which is a decrease of $1.3 million compared to the same period in 2010. Net income attributable to the Company was $1.9 million or 6.4% of total revenue for the three months ended November 30, 2011, a decrease of 29.2%, compared to the same period in 2010. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new educational sites and programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. Selling, general, and administrative expenses increased $2.6 million as a result of increased spending in development. The additional details regarding these variances are described in greater detail below.
NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended	Three Months Ended
	November 30, 2011	November 30, 2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.9	20.1
Selling, general and administrative	62.7	59.2
Auxiliary expense	2.9	3.1
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.1

Total operating expenses	88.5	82.5
Operating income	11.5	17.5
Interest expense	(0.3)	0.0
Interest income	0.1	0.1
Other income	0.0	0.0

Income before non-controlling interest and taxes	11.3%	17.6%
Total revenue. The total revenue for the three months ended November 30, 2011 was $30.2 million, an increase of $2.6 million or 9.4%, as compared to total revenue of $27.6 million for the same period in 2010. The increase was driven by our 13.0% enrollment increase during the fall quarter 2011 over the fall quarter 2010, which we believe resulted from our investment in program development and expansion, new and expanded affiliate relationships, and new hybrid learning centers. These numbers are also reflective of the decrease in revenue due to the loss of affiliate revenue of $0.3 million.

The academic revenue for the three months ended November 30, 2011 was $28.6 million, an increase of $2.8 million or 10.8%, as compared to academic revenue of $25.8 million for the same period in 2010. The increase was primarily due to the enrollment increase over the prior year driven by our key strategic plan and management’s execution of the plan. The auxiliary revenue was $1.6 million, a decrease of $0.2 million or 10.8%, as compared to auxiliary revenue of $1.8 million for the same period in 2010. This decrease was primarily due to decreased book sales and instructional material fees.
Cost of educational services. The educational services expense as a percentage of total revenue increased by 2.8 percentage points for the three months ended November 30, 2011, to 22.9%, as compared to 20.1% for the same period in 2010. This increase was a result of additional faculty, staff, and rent for the locations that have rolled out of business expansion and development expenditures and into regular operations as well as the additional support for the growing number of students. The educational services expenses for the three months ended November 30, 2011 were $6.9 million, an increase of $1.4 million, or 24.8% as compared to educational expenses of $5.5 million for the same period in 2010. This increase was primarily due to increases in instructional compensation and related expenses resulting from our increasing faculty and staff to provide and sustain quality educational services to the increased student population.
Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 3.5 percentage points for the three months ended November 30, 2011, to 62.7%, as compared to 59.2% for the same period in 2010. The selling, general and administrative expenses for the three months ended November 30, 2011 were $18.9 million, an increase of $2.6 million, or 15.9%, as compared to selling, general and administrative expenses of $16.3 million for the same period in 2010. The increase was primarily attributed to increased spending in development of new programming and new campuses (consistent with our strategic plan) of $2.5 million.
The gross expenditures associated with the development and expansion of new educational sites and new programs referred to above as business expansion and development expense increased $2.5 million. Within this category, three locations and two nursing programs, which incurred expenses of $2.0 million for the three months ended November 30, 2010 have commenced operations and are no longer incurring business expansion and development expenses. Developing and opening of eleven new locations, however, have contributed to business expansion and program development expenses of $3.7 million, and expanding five existing locations contributed to additional business expansion and program development expenditures of $0.8 million. Consistent with our strategic plan, for the three months ended November 30, 2011, the total business expansion and development expenditures were $5.6 million as compared to $3.1 million for the six months ended November 30, 2010. Marketing and admissions expenses related to business expansion and development for the quarter totaled over $3.2 million.

The details of the business expansion and development expenditures are detailed in the table below (in millions):

	Three	Three
	months	months
	ended	ended
	November	November	Difference
	30, 2011 ($)	30, 2010 ($)	($)
Allen, TX	$0.5	$0.4	$0.1
Austin, TX	—	0.7	(0.7)
Bellevue, NE	0.5	—	0.5
Burnsville, MN	0.3	—	0.3
Centennial, CO	0.4	0.2	0.2
Colorado Springs South, CO	0.3	0.2	0.1
Georgetown, TX	0.1	—	0.1
Houston, TX	0.3	—	0.3
Indianapolis, IN	0.3	—	0.3
Lee’s Summit, MO	—	0.5	(0.5)
Lewisville, TX	0.4	—	0.4
Mesquite, TX	0.3	—	0.3
Minnetonka, MN	—	0.4	(0.4)
Richardson, TX	0.2	—	0.2
South Austin, TX	0.3	—	0.3
Tulsa, OK	0.6	—	0.6
Weldon Springs, MO		0.4	0.4
Wichita West, KS	0.5	0.2	0.3
Distance Learning	0.2	0.1	0.1
MN Nursing	—	0.2	(0.2)
Other Nursing	—	0.2	(0.2)
TOTAL	5.6	3.1	2.5

Auxiliary. Auxiliary expenses for the three months ended November 30, 2011 were $0.9 million, flat, as compared to auxiliary expenses of $0.9 million for the same period in 2010.
Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the three months ended November 30, 2011 was $3.4 million, a decrease of $1.4 million or 29.6%, as compared to $4.8 million for the same period in 2010. This decrease is due to the additional spending related to the development of additional education centers.

Other
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended	Three Months Ended
	November 30, 2011	November 30, 2010
	In percentages	In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	0.0	0.0
Selling, general and administrative	175.3	201.2
Auxiliary expense	0.0	0.0
Cost of condominium sales	0.0	0.0

Total operating expenses	175.3	201.2
Operating income (loss)	(75.3)	(101.2)
Interest expense	0.0	0.0
Interest income	0.7	0.0
Other income (expense)	10.9	17.9

Loss before non-controlling interest and taxes	(63.7)%	(83.3)%
Total revenue for the three months ended November 30, 2011 and 2010 were $0.3 million. This revenue was derived from rental income for the apartments. The selling, general and administrative expense as a percentage of total revenue decreased by 25.9 percentage points for the three months ended November 30, 2011, to 175.3%, as compared to 201.2% for the same period in 2010. The selling, general and administrative expenses for the three months ended November 30, 2011 were $0.5 million, flat, as compared to $0.5 million for the same period in 2010.
Liquidity and Capital Resources
Liquidity. At November 30, 2011, and May 31, 2011, cash, cash equivalents and marketable securities were $41.1 million and $44.8 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities for November 30, 2011 and May 31, 2011 were $23.0 million and $19.1 million, respectively.
We maintain one line of credit to support ongoing operations. This line of credit is available to support timing differences between inflows and outflows of cash. During the second quarter of fiscal year 2012 as well as the six months ended November 30, 2011, the line of credit was not utilized. We retain this $3 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are unsecured. There were no advances outstanding against this line at November 30, 2011 and May 31, 2011.

Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion and development of new programming, development of new hybrid learning centers, and growth of our affiliate relationships. The current plan anticipates spending over $18.0 million for our fiscal year ending May 31, 2012, as compared to $14.3 million for the fiscal year ended May 31, 2011. Also, we believe that we are positioned to further supplement our liquidity with debt, if needed.
Operating Activities. Net cash provided by operating activities for the six months ended November 30, 2011 and 2010 were $4.6 million and $2.3 million, respectively. This increase is primarily due to an increase in payables and other liabilities. The increase is offset by a decrease in accounts and other receivables and a decrease in cash provided by other working capital accounts.
Investing Activities. Net cash used by investing activities was $9.5 million for the six months ended November 30, 2011, as compared to the net cash provided by investing activities of $1.2 million for the six months ended November 30, 2010. The decrease in the cash provided by investing activities was primarily related to the selling and buying of investments in fiscal year 2012 as well as the increased spending on property and equipment. The decrease in cash provided by investing activities is a result of the timing of when investments matured compared to when they get reinvested. Our investment committee is focused on capital preservation and management focuses on investing the cash in the best form with the highest return available that still maintains the preservation of the capital.
Financing Activities. Net cash used by financing activities was $2.6 million and net cash provided by financing activities was $19.6 million for the six months ended November 30, 2011 and 2010, respectively. The decrease of $22.2 million is due to the issuance of common stock in fiscal year 2011 for $32.1 million. The cash inflow in fiscal year 2011 was offset by $11.8 million paid for dividends and $0.6 million paid for the stock issuance costs. There were no stock issuances made in connection with financing activities in fiscal year 2012. In fiscal year 2012 an additional $1.7 million was paid for dividends and $1.1 million was used to purchase treasury stock.
Contractual Obligations
As part of our ongoing operations, we entered into an arrangement for addition space that will house the Corporate headquarters, distance learning operations, and the Rapid City campus operations that obligates us to make future payments under a capital lease obligation, which totaled $25.1 million, had a net present value of $12.2 million as of November 30, 2011 and was recognized as current and non-current capital lease payable of $0.1 million and $12.1 million, respectively, and was included in net property, plant and equipment in our condensed consolidated balance sheet.

The following is a schedule of future minimum commitments for the capital lease as of November 30, 2011:

($ in thousands)	Capital Leases
2012	$519
2013	1,050
2014	1,071
2015	1,092
2016	1,115
Thereafter	20,288

Total future minimum lease obligation	$25,135
Less: Imputed interest on capital leases	(12,896)

Net present value of lease obligations	$12,239

Off-Balance Sheet Arrangements
Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Impact of Inflation
The Company believes inflation has had a minimal impact on results of operations for the six month period ended November 30, 2011. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.
Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At November 30, 2011, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In December 2007, we completed our initial public offering, or IPO, pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended (File No. 333-143098) that was declared effective by the Securities and Exchange Commission on November 26, 2007. In connection with the transaction with Dlorah on November 23, 2009, we used $3.3 million of the proceeds from our IPO to redeem all of the outstanding warrants that were publicly traded immediately before the consummation of the Dlorah transaction, and $3.7 million of our proceeds from the IPO to buyout an employment agreement and legal, accounting, filing, and insurance fees associated with being a public entity.
We have used and intend to use the remaining net proceeds from the IPO for general corporate purposes and growth initiatives, including expansion of educational sites.

Issuer Purchases of Equity Securities. The following table summarizes common stock repurchased by us during the quarter ended November 30, 2011:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs (1)	Programs (1)
September 1, 2011 – September 30, 2011	0	—	—	—
October 1, 2011 – October 31, 2011	0	—	—	—
November 1, 2011 – November 30, 2011	127,867	$7.26	127,867	1,249,473

(1)
On November 4, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $10 million of its outstanding common stock in open market or privately negotiated transactions. The maximum number of shares that may yet be purchased under the plan or program is based on the average price per share of $7.26. Any fluctuation in this average price will have an impact on the maximum number of shares.

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

National American University Holdings, Inc. (Registrant)
Dated: January 6, 2012	By:	/s/ Ronald Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer

By:	/s/ Venessa Green
Venessa D. Green, MBA, CPA
Chief Financial Officer

Exhibit Index

Exhibit	Description

10.1	Lease agreement, dated as of September 9, 2011, between Dlorah, Inc. and Rushmore Cedar L.L.C., as amended by the First Amendment dated as of September 9, 2011 (previously filed)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002