Form 10-Q
period 2012-02-29
National American University Holdings, Inc.
filed 2012-04-06
CIK 1399855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 30, 2012, 26,914,658 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF FEBRUARY 29, 2012 AND AUDITED CONDENSED

CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2011

(In thousands except share data)

	February 29,	May 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,280	$25,716
Available for sale investments	14,940	19,085
Student receivables — net of allowance of $887 and $223 at February 29, 2012 and May 31, 2011, respectively	3,487	2,010
Other receivables	6,205	425
Bookstore inventory	31	1,057
Income tax receivable	0	1,260
Deferred income taxes	1,823	1,723
Prepaid and other current assets	630	559

Total current assets	47,396	51,835

Total Property and Equipment—Net	39,586	21,265

OTHER ASSETS:
Condominium inventory	2,667	2,664
Land held for future development	312	312
Course development — net of accumulated amortization of $1,634 and $1,415 at February 29, 2012 and May 31, 2011, respectively	1,191	956
Other	1,124	906

	5,294	4,838

TOTAL	$92,276	$77,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$112	$0
Accounts payable	7,618	4,430
Dividends payable	877	831
Student accounts payable	835	400
Income tax payable	174	0
Deferred income	291	294
Accrued and other liabilities	6,302	6,403

Total current liabilities	16,209	12,358

DEFERRED INCOME TAXES	2,827	2,827

OTHER LONG-TERM LIABILITIES	7,210	4,248

CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	12,137	0

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,057,419 issued and 26,207,467 outstanding as of February 29, 2012; 27,546,499 issued and 26,546,499 outstanding as of May 31, 2011	3	3
Additional paid-in capital	57,157	56,643
Retained earnings	10,502	9,549
Treasury stock, at cost (1,849,952 shares at February 29, 2012 and 1,000,000 shares at May 31, 2011)	(13,615)	(7,505)
Accumulated other comprehensive income	18	72

Total National American University Holdings, Inc. stockholders’ equity	54,065	58,762

Net (income) loss attributable to non-controlling interest	(172)	(257)
Total equity	53,893	58,505

TOTAL	$92,276	$77,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(In thousands except share data)

	Nine Months Ended		Three Months Ended
	February 29 and 28,		February 29 and 28,
	2012	2011	2012	2011
REVENUE:
Academic revenue	$80,670	$73,199	$28,367	$26,119
Auxiliary revenue	4,313	4,583	1,311	1,370
Rental income — apartments	801	739	264	244
Condominium sales	0	224	0	0

Total revenue	85,784	78,745	29,942	27,733

OPERATING EXPENSES:
Cost of educational services	20,222	16,391	6,952	5,609
Selling, general and administrative	57,202	47,062	21,040	15,272
Auxiliary expense	2,119	2,119	598	579
Cost of condominium sales	0	193	0	0
(Gain) loss on disposition of property	(126)	70	5	19

Total operating expenses	79,417	65,835	28,595	21,479

OPERATING INCOME	6,367	12,910	1,347	6,254

OTHER INCOME (EXPENSE):
Interest income	105	112	31	38
Interest expense	(316)	0	(235)	0
Other income — net	91	96	31	25

Total other (expense) income	(120)	208	(173)	63

INCOME BEFORE INCOME TAXES	6,247	13,118	1,174	6,317

INCOME TAX EXPENSE	(2,677)	(5,134)	(668)	(2,438)

NET INCOME	3,570	7,984	506	3,879

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(85)	(31)	13	(12)

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	3,485	7,953	519	3,867

OTHER COMPREHENSIVE LOSS —
Unrealized losses on investments	(54)	(29)	(21)	(28)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$3,431	$7,924	$498	$3,839

Basic net earnings attributable to National American University Holdings, Inc.	$0.13	$0.30	$0.02	$0.15
Diluted net earnings attributable to National University Holdings, Inc.	$0.13	$0.30	$0.02	$0.14

Basic weighted average shares outstanding	26,728,988	26,202,893	26,592,196	26,122,047
Diluted weighted average shares outstanding	26,912,008	26,956,077	26,643,880	26,846,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
				Accumulated		Equity
		Additional		other		attributable to	Total
	Common	paid-in	Retained	comprehensive	Treasury	non-controlling	stockholders’
	stock	capital	earnings	income	stock	interest	equity
Balance—May 31, 2010	$2	$19,165	$2,389	$96	$0	$(295)	$21,357
Issuance of 4,550,000 shares common stock net of issuance cost of $1,578	1	30,498	0	0	0	0	30,499
Conversion of warrants to 1,068,687 shares common stock	0	5,876	0	0	0	0	5,876
Purchase of 1,000,000 shares common stock for the treasury	0	0	0	0	(7,505)	0	(7,505)
Share based compensation expense	0	798	0	0	0	0	798
Dividends declared	0	0	(2,310)	0	0	0	(2,310)
Comprehensive income:
Net income	0	0	7,953	0	0	31	7,984
Unrealized loss on investments	0	0	0	(29)	0	0	(29)

Balance—February 28, 2011	$3	$56,337	$8,032	$67	$(7,505)	$(264)	$56,670

Balance—May 31, 2011	$3	$56,643	$9,549	$72	$(7,505)	$(257)	$58,505
Conversion of 1,516,247 warrants to 510,920 shares common stock	0	0	0	0	0	0	0
Purchase of 835,058 shares common stock for the treasury	0	0	0	0	(6,110)	0	(6,110)
Excess tax benefits from stock based compensation	0	75	0	0	0	0	75
Share based compensation expense	0	439	0	0	0	0	439
Dividends declared	0	0	(2,532)	0	0	0	(2,532)
Comprehensive income:
Net income	0	0	3,485	0	0	85	3,570
Unrealized loss on investments	0	0	0	(54)	0	0	(54)

Balance—February 29, 2012	$3	$57,157	$10,502	$18	$(13,615)	$(172)	$53,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(In thousands except share data)

	Nine Months Ended
	February 29,	February 28,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,570	$7,984
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,075	2,067
(Gain) loss on disposition of property and equipment	(126)	70
Provision for uncollectable tuition	2,898	2,447
Noncash compensation expense	439	798
Excess tax benefits from stock based compensation	(79)	0
Deferred income taxes	(25)	152
Changes in assets and liabilities:
Accounts and other receivables	(9,699)	(3,574)
Student notes	(142)	(300)
Bookstore inventory	1,026	(112)
Prepaid and other current assets	(71)	(269)
Condominium inventories	(3)	194
Accounts payable	3,267	(478)
Deferred income	(3)	165
Other long-term liabilities	3,177	535
Income tax receivable/payable	1,434	812
Accrued and other liabilities	(101)	(764)

Net cash flows provided by operating activities	8,637	9,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(55,998)	(15,998)
Proceeds from sale of available for sale investments	60,089	15,983
Purchases of property and equipment	(9,170)	(4,604)
Proceeds from sale of property and equipment	164	1
Course development	(454)	(332)
Other	(76)	(42)

Net cash flows used in investing activities	(5,445)	(4,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(111)	0
Cash received for warrants	0	5,876
Issuance of common stock	0	32,077
Cash paid for stock issuance	0	(640)
Excess tax benefits from stock based compensation	79	0
Purchase of treasury stock	(6,110)	(7,505)
Dividends paid	(2,486)	(12,598)

Net cash flows provided by (used in) financing activities	(8,628)	17,210

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(In thousands except share data)

	Nine months ended
	February 29,	February 28,
	2012	2011
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(5,436)	$21,945

CASH AND CASH EQUIVALENTS — Beginning of year	25,716	8,695

CASH AND CASH EQUIVALENTS — End of period	$20,280	$30,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$1,269	$4,169

Cash paid for interest	$238	$—

Tenant improvements paid by lessor	$0	$1,121

Capital lease additions	$12,360	$—

Dividends declared at February 29, 2012 and February 28, 2011	$877	$828

(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(Dollar amounts, except per share, in thousands)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements. These financial statements are condensed and do not contain all disclosures required in annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s 10-K filed on August 5, 2011. Furthermore, the results of operations and cash flows for the nine month periods ended February 29, 2012 and February 28, 2011, are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.

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

The Company’s common stock is listed on The Nasdaq Global Market. The Company owns and operates NAU. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelor’s and master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites, as well as online via the Internet. Operations include educational sites located in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas, distance learning service centers in Indiana, Missouri, New Jersey and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, online learning programs and contracts to provide instruction and course materials to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with Department of Education requirements, which include, among other items, the maintenance of certain financial ratios.

The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

For the three and nine months ended February 29, 2012, 95% and 94%, respectively, of the Company’s total revenues were derived from NAU’s academic revenue. For the three and nine months ended February 28, 2011, 94% and 93%, respectively, of the Company’s total revenues were derived from NAU’s academic revenue.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Nine months ended		Three months ended
	February 29 and 28,		February 29 and 28,
	2012	2011	2012	2011
Numerator:
Net Income attributable to National American University Holdings, Inc.	$3,485,000	$7,953,000	$519,000	$3,867,000

Denominator:
Weighted average shares outstanding used to compute basic net income per common share	26,728,988	26,202,893	26,592,196	26,122,047
Incremental shares issuable upon the assumed exercise of stock options	783	—		—
Incremental shares issuable upon the assumed exercise of restricted shares	45,167	83,467	51,684	83,166
Incremental shares issuable upon the assumed exercise of warrants	137,070	669,717		641,769

Common shares used to compute diluted net income per share	26,912,008	26,956,077	26,643,880	26,846,982

Basic net income per common share	$0.13	$0.30	$0.02	$0.15
Diluted net income per common share	$0.13	$0.30	$0.02	$0.14

A total of 247,750 and 236,500 shares of common stock subject to issuance upon exercise of stock options for the three and nine months ended February 29, 2012, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

Outstanding options of 110,000 were not included in the computation of diluted net income per common share for the three and nine months ended February 28, 2011 because their effect would have been anti-dilutive.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance is intended to create a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments provide clarification on the application of certain existing fair value measurement guidance and enhance disclosure requirements, including the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy and expanded quantitative and qualitative disclosures for fair value measurements that are estimated using significant unobservable (Level three) inputs. The Company will adopt this standard in the fourth quarter ending May 31, 2012, although it is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These standards will be effective for the Company’s fiscal quarter ending August 31, 2012 with retrospective application required. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Of the authorized shares, 26,207,467 shares of common stock were outstanding as of February 29, 2012 and 26,546,499 shares of common stock were outstanding as of May 31, 2011. No shares of preferred stock were outstanding. On January 31, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares, not to exceed $10,000, of the Company’s outstanding common stock in open market or privately negotiated transactions. The Board determined, among other things, that the repurchase program would offset dilution from the exercise of existing warrants to purchase shares of common stock. During the third quarter fiscal 2011, the Company repurchased 1,000,000 shares for $7,505. As of March 31, 2011, there were no remaining shares authorized to be repurchased under this directive.

On November 4, 2011, the Company’s Board of Directors authorized the repurchase of up to $10,000 of its outstanding common stock in open market or privately negotiated transactions. The timing and actual number of shares purchased depends on a variety of factors such as price, corporate and regulatory requirements, and other prevailing market conditions. During the quarter ended November 30, 2011, 127,867 shares were repurchased for $1,072. During the quarter ended February 29, 2012, the Company repurchased 707,191 shares for $5,038. The plan has not been assigned a predetermined date of expiration, but may be limited or terminated without prior notice.

During the year ended May 31, 2010, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the offer and sale of up to 7,000,000 shares of its common stock (half coming from selling stockholders), plus 1,050,000 shares to cover over-allotment. The sale of 7,000,000 shares closed on June 1, 2010, and the sale of the 1,050,000 over-allotment shares closed on June 5, 2010. Also, in connection with the Transaction, the former Dlorah stockholders were issued, in the aggregate, warrants to purchase up to 2,800,000 shares of common stock at $5.50 per share that would have expired if not converted by November 23, 2011. These warrants contained a cashless exercise feature. In fiscal 2011, 1,283,753 warrants were converted into 1,123,846 shares of common stock. In the first quarter of fiscal 2012, 954,166 warrants were converted into 354,466 shares of common stock via the cashless exercise feature and warrants totaling 562,081 were converted into 156,454 shares of common stock in second quarter of fiscal 2012 via the cashless exercise feature. All warrants were converted by November 23, 2011. There were no warrants outstanding at February 29, 2012.

Share-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At February 29, 2012, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At February 29, 2012, 734,814 shares of common stock remain available for issuance under the Plan.

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

In connection with share based compensation awards with performance requirements, Company management must estimate the likelihood that the performance criteria will be attained. This involves assumptions about future performance. Management reviews these estimates to ensure that the expense associated with performance awards is properly stated at each reporting date. During the quarter ended November 30, 2011, management determined achieving the performance level required under the August 2011 performance share grants was not likely. As a result, compensation expense totaling $9 recorded in the first quarter was reversed. At February 29, 2012, management’s opinion is that achievement of the performance level required under the August 2011 performance grants remains unlikely.

In August 2011, the Company also awarded 1,888 restricted stock awards with time based vesting at a grant date fair value of $10.59 per share to the members of the board of directors. Shares vest one year from the grant date and require board service for the entire year.

Compensation expenses associated with restricted stock awards and restricted stock unit awards totaled $60 and $176, respectively for the three months and nine months ended February 29, 2012. For the three and nine months ended February 28, 2011, compensation expense totaled $95 and $195, respectively. At February 29, 2012 unamortized compensation cost of restricted stock and restricted stock unit awards totaled $503. The unamortized cost is expected to be recognized over a weighted-average period of 2.2 years as of February 29, 2012.

A summary of restricted shares activity under the Plan as of February 29, 2012 and February 28, 2011, and changes during the nine month periods then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2011	54,166	$8.62
Granted	43,388	10.59
Vested	—	—
Forfeited	—	—

Non-vested shares at February 29, 2012	97,554	$9.49

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at May 31, 2010	110,333	$8.64
Granted	53,000	5.52
Vested	—	—
Forfeited	—	—

Non-vested at February 28, 2011	163,333	$7.63

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period. There were no stock options issued during the quarter ended February 29, 2012.

For stock options issued during the nine months ended February 29, 2012 and February 28, 2011, the following assumptions were used to determine fair value:

	For the nine months ended
Assumptions used:	February 29, 2012	February 28, 2011
Expected term (in years)	6.00	5.75
Expected volatility	50.00%	45.59%
Weighted average risk free interest rate	1.22%	0.50%
Weighted average expected dividend	1.13%	1.20%
Weighted average fair value	$4.56	$3.52

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

A summary of option activity under the Plan as of February 29, 2012 and February 28, 2011, and changes during the nine month periods then ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at May 31, 2011	121,750	$9.17
Granted	133,500	10.59
Exercised	—	—
Forfeited or canceled	(7,500)	9.73	—	—

Outstanding at February 29, 2012	247,750	$9.93	9.0	$—

Exercisable at February 29, 2012	57,375	$9.16	8.4	$—

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at May 31, 2010	—	$—
Granted	110,000	9.35
Exercised	—	—
Forfeited or canceled	—	—	—	—

Outstanding at February 28, 2011	110,000	$9.35	9.2	$—

Exercisable at February 28, 2011	—	$—	—	$—

The Company recorded compensation expense of stock options of $99 and $263 for the three and nine months ended February 29, 2012, respectively. For the three and nine months ended February 28, 2011 compensation expenses of $48 and $145, respectively, were recorded in the statement of operations. As of February 29, 2012 there was $544 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 2.2 years as of February 29, 2012.

The Company plans to issue new shares as settlement of options exercised. There were no options exercised during the nine months ended February 29, 2012.

Dividends

The holders of class A common stock were entitled to a quarterly dividend equal to $0.11 per quarter (for a total of $0.44 per year) per share of the common stock into which such class A common stock was convertible, paid when and if declared by the board of directors. When a dividend was paid on the class A common stock, a dividend equal to one-fourth of the per share amount of any class A common stock dividend paid was also paid to holders of common stock. On May 10, 2010, the Company announced that on April 26, 2010, its board of directors declared, subject to the satisfaction of the condition set forth below, a one-time special cash dividend in the amount of $0.1609694 per share on each share of the Company’s common stock and in the amount of $0.6438774 per share on each share of the Company’s common stock issuable upon conversion of the class A common stock. This special dividend totaled $11,116 of which $11,108 was paid on June 4, 2010 with the difference related to the restricted shares which was paid once the restrictions lapsed. All the dividends required under the terms of the merger agreement for the Transaction have been declared and paid.

Date declared	Record date	Payment date	Per share
August 30, 2010	September 30, 2010	October 8, 2010	$0.0275
October 25, 2010	December 31, 2010	January 7, 2011	$0.0300
January 31, 2011	March 31, 2011	April 8, 2011	$0.0300
May 2, 2011	June 30, 2011	July 8, 2011	$0.0300
August 29, 2011	September 30, 2011	October 7, 2011	$0.0300
November 4, 2011	December 31, 2011	January 9, 2012	$0.0325
January 30, 2012	March 30, 2012	(est) April 6, 2012	$0.0325

6.	INCOME TAXES

The effective tax rates for the nine months ended February 29, 2012 and February 28, 2011, were 42.9% and 39.1%, respectively. The effective tax rates for the three months ended February 29, 2012 and February 28, 2011, were 56.9% and 38.6%, respectively.

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

The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. On an ongoing basis, the Company evaluates the results of internal compliance monitoring activities and those of applicable regulatory agencies and, when appropriate, records liabilities to provide for the estimated costs of any necessary remediation. In March 2011, the Department of Education announced a program review site visit for NAU, which occurred in April 2011. The periods covered by the program review were the 2008-2009, 2009-2010 and 2010-2011 Title IV award years, (which each award year commencing July 1 and ending June 30). NAU received the Department’s preliminary program review report on June 16, 2011, which contained findings regarding the manner in which NAU calculated returns of Title IV program funds for online students that withdrew before completing their educational program, certain discrepancies between NAU’s published campus crime statistics and similar information on its website, and aspects of its written policy on returns of title IV program funds. With respect to the first finding, NAU was required to perform a full file review for each of the three award years and, where necessary, revise the last date of attendance and prior returns of Title IV funds calculations for online students. NAU submitted the results of this file review and its responses to the program review findings, on October 19, 2011. On February 3, 2012, the Department requested certain additional documentation to facilitate resolution of the program review, which NAU provided to the Department on March 20, 2012. The Department has not yet issued a final program review determination with respect to this matter, which when issued may contain financial liabilities and may be appealed. The Company has accrued $0.4 million as an estimated liability. The Company cannot predict the outcome of future program reviews and any unfavorable outcomes could have a material adverse effect on the Company’s results of operations, cash flows, and financial position.

During the third quarter 2012, the South Dakota Department of Revenue conducted a Sales and Use Tax Audit on the three year period of 2008 through 2011 and has issued a preliminary report of taxes due. As of February 29, 2012, the Company is researching the audit findings and has accrued $0.4 million as an estimated liability, pending final resolution.

During the second quarter 2012, the Company entered into a $3 million unsecured revolving line of credit with Great Western Bank. Advances under this line bear interest at prime. There were no advances outstanding against this line at February 29, 2012.

As part of our ongoing operations, we entered into an arrangement for additional space that will house the Corporate headquarters, distance learning operations, and the Rapid City campus operations that obligates us to make future payments under a capital lease obligation, which totaled $25.1 million, a net present value of $12.2 million as of February 29, 2012 and was recognized as current and non-current capital lease payable of $0.1 million and $12.1 million, respectively, and included the asset in net property, plant and equipment in our condensed consolidated balance sheet.

The following is a schedule of future minimum commitments for the capital lease as of February 29, 2012:

($ in thousands)	Capital Leases
2012	$260
2013	1,050
2014	1,071
2015	1,092
2016	1,115
Thereafter	20,288

Total future minimum lease obligation	$24,876
Less: Imputed interest on capital leases	(12,627)

Net present value of lease obligations	$12,249

8.	CONDOMINIUM PROJECT

During 2008, the Company broke ground on a new building designed to contain 24 condominium units to be sold to the general public that was completed in 2009. These condominium units are accounted for within condominium inventories within the condensed consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the condensed consolidated statements of operations. Nine units have been sold as of February 29, 2012.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at February 29, 2012 and May 31, 2011:

Level 1 – Quoted prices in active markets for identical assets or liabilities. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted market prices.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The type of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using observable inputs. Level 2 assets consist of certificates of deposit that are valued at cost, which approximates fair value. Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

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

In accordance with the fair value hierarchy, the following table shows the fair value as of February 29, 2012 and May 31, 2011, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No other financial assets or liabilities are measured at fair value on a recurring or nonrecurring basis at February 29, 2012 or May 31, 2011.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
February 29, 2012

Investments
CD’s and money market accounts	$1,818	$419	$—	$2,237
US treasury bills and notes	14,277	—	—	14,277

Total assets at fair value	$16,095	$419	$—	$16,514

May 31, 2011

Investments
CD’s and money market accounts	$1,640	$417	$—	$2,057
US treasury bills and notes	18,427	—	—	18,427

Total assets at fair value	$20,067	$417	$—	$20,484

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

The Company, through Dlorah, operates two operating and reportable segments: NAU and other. The NAU segment contains the revenues and expenses associated with the University operations and the allocated portion of corporate overhead. The other segment contains primarily real estate. These operating segments are divisions of the Company for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

General administrative costs of the Company are allocated to specific divisions of the Company.

The majority of the Company’s revenue is derived from the NAU segment, which provides undergraduate and graduate education programs. NAU derives its revenue primarily from student tuition. The other division operates multiple apartment and condominium complexes and derives its revenues primarily from condominium sales and rental income.

	Nine Months Ended February 29, 2012			Nine Months Ended February 28, 2011
	NAU	Other	Consolidated Total	NAU	Other	Consolidated Total
Revenue:
Academic revenue	$80,670	$0	$80,670	$73,199	$0	$73,199
Auxiliary revenue	4,313	0	4,313	4,583	0	4,583
Rental income — apartments	0	801	801	0	739	739
Condominium sales	0	0	0	0	224	224

Total revenue	84,983	801	85,784	77,782	963	78,745

Operating expenses:
Cost of educational services	20,222	0	20,222	16,391	0	16,391
Selling, general & administrative	55,915	1,287	57,202	45,774	1,288	47,062
Auxiliary expense	2,119	0	2,119	2,119	0	2,119
Cost of condominium sales	0	0	0	0	193	193
(Gain) loss on disposition of property	15	(141)	(126)	70	0	70

Total operating expenses	78,271	1,146	79,417	64,354	1,481	65,835

Income (loss) from operations	6,712	(345)	6,367	13,428	(518)	12,910

Other income (expense):
Interest income	98	7	105	112	0	112
Interest expense	(316)	0	(316)	0	0	0
Other income — net	0	91	91	0	96	96

Total other (expense) income	(218)	98	(120)	112	96	208

Income (loss) before taxes	$6,494	$(247)	$6,247	$13,540	$(422)	$13,118

	As of February 29, 2012			As of May 31, 2011
	NAU	Other	Consolidated Total	NAU	Other	Consolidated Total
Total assets	$79,091	$13,185	$92,276	$60,215	$17,723	$77,938

	Three Months Ended February 29, 2012			Three Months Ended February 28, 2011
	NAU	Other	Consolidated Total	NAU	Other	Consolidated Total
Revenue:
Academic revenue	$28,367	$0	$28,367	$26,119	$0	$26,119
Auxiliary revenue	1,311	0	1,311	1,370	0	1,370
Rental income — apartments	0	264	264	0	244	244
Condominium sales	0	0	0	0	0	0

Total revenue	29,678	264	29,942	27,489	244	27,733

Operating expenses:
Cost of educational services	6,952	0	6,952	5,609	0	5,609
Selling, general & administrative	20,640	400	21,040	14,900	372	15,272
Auxiliary expense	598	0	598	579	0	579
Cost of condominium sales	0	0	0	0	0	0
Loss on disposition of property	5	0	5	19	0	19

Total operating expenses	28,195	400	28,595	21,107	372	21,479

Income (loss) from operations	1,483	(136)	1,347	6,382	(128)	6,254

Other income (expense):
Interest income	29	2	31	38	0	38
Interest expense	(235)	0	(235)	0	0	0
Other income — net	0	31	31	0	25	25

Total other (expense) income	(206)	33	(173)	38	25	63

Income (loss) before taxes	$1,277	$(103)	$1,174	$6,420	$(103)	$6,317

11.	SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date of November 30, 2011 through the date the consolidated financial statements were issued. Between the balance sheet date of February 29, 2012 and March 31, 2012, the Company has settled on shares purchased through its repurchase plan that totaled 89,708 shares at a price of $607 ($6.77 average per share) with transaction costs totaling $4.

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

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering associate, bachelor’s and master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 35 educational sites (four of which are pending regulatory approvals) located in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana, Missouri, New Jersey and Texas; and distance learning operations and central administration offices located in Rapid City, South Dakota.

As of February 29, 2012, NAU had 3,286 students enrolled in courses at its physical locations only, 5,818 students enrolled in online courses only, and 1,864 students enrolled in a hybrid format taking both online courses and courses at a physical location. NAU supports the instruction of 1,100 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 0.9% of our revenues for the quarter ended February 29, 2012 and 1.0% of our revenues for the nine months ended February 29, 2012.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the nine months ended February 29, 2012, approximately 99% of our revenue was generated from NAU’s academic segment revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s food services, bookstore, dormitory and motel operations and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the nine months ended February 29, 2012 and 2011 were 3.4% and 3.1%, respectively.

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

The following chart is a summary of our student enrollment on February 29, 2012, and February 28, 2011, by degree type and by instructional delivery method.

			% Growth for
	February 29, 2012	February 28, 2011	same quarter
	(Winter ‘12 Qtr)	(Winter ‘11 Qtr)	over prior year
	Number of Students	Number of Students
Graduate	392	393	(0.0)%
Undergraduate and Diploma	10,576	9,537	10.9%

Total	10,968	9,930	10.5%

On-Campus	3,286	3,619	(9.2)%
Online	5,818	4,624	25.8%
Hybrid	1,864	1,687	10.5%

Total	10,968	9,930	10.5%

We experienced a 10.5% growth in enrollment in winter term 2012 over winter term 2011. This rate of growth was a decrease from our historic enrollment growth rate, which has averaged approximately 11.75% annually since 1998. Although growth in enrollment has declined during the winter 2012 quarter from our historical growth average, we did continue to experience growth of 10.5% over the winter 2011 quarter. We also believe we have realized a significant, yet steady increase in enrollments since 2005 due to our investment of approximately $51 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.

We plan to continue expanding and developing our academic programming, opening additional physical locations and, potentially, making strategic acquisitions. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate our positive enrollment trends will continue. To the extent the economic downturn has caused enrollment growth, our ability to maintain or increase that portion of our growth will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which these enrollment trends will continue will be correlated with the opening of additional physical locations, the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through strategic acquisitions. If market conditions decline or if we are unable to open new physical locations, develop or expand academic programming or make strategic acquisitions, whether as a result of regulatory limitations or other factors, our growth rate will likely decline.

Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expenses, the cost of condominium sales, and the gain/loss on disposition of property and equipment. Cost of educational services expenses contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, expenses related to expansion and development of academic programs and physical locations, as well as depreciation, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books, clothing, food and textbook shrinkage. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain/loss on disposition of property and equipment expense records the remaining book value of assets that are no longer used by us.

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

Introduction of new physical locations. We plan to develop additional physical locations over the next several years, subject to applicable regulatory approvals. When opening new locations, we invest significant funds in expenses related to opening new locations without the immediate impact of revenue to offset these expenses. Included in the expenses are depreciation related to capital funds for equipment and build-outs as well as operating funds for staff salaries and marketing dollars. These expenses will negatively impact the operating margin in the short-term with anticipated long-term gains due to the increased revenues.

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

Department of Education Rulemaking

On October 29, 2010 the Department of Education published final regulations, referred to as the Final Rules, pertaining to all 14 topics addressed in its recent Title IV program integrity rulemaking activities for which proposed rules were issued on June 18 and July 26, 2010, other than provisions regarding the proposed definition of “gainful employment.” On June 13, 2011, the Department of Education published final regulations defining the meaning of “gainful employment”, referred to as the Gainful Employment Rule.

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

On October 26, 2011, the Department of Education announced the establishment of a negotiated rulemaking panel regarding Teacher Preparation and TEACH Grant Programs, and the panel has since met in January 2012 and again in February 2012 to consider changes to certain regulations in those areas. On October 28, 2011, the Department of Education announced the establishment of another negotiated rulemaking panel to consider proposed changes to regulations governing Title IV student loan programs, and the panel has since met in January 2012 and again in February 2012. Compliance with the Final Rules, the Gainful Employment Rule, any regulations that are promulgated through the current or future negotiated rulemaking processes, and other new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material adverse effect on our business.

Department of Education Program Review

From time to time, institutions that participate in the Title IV programs of federal student financial assistance are subject to program reviews by the Department of Education. In March 2011, the Department announced a program review site visit for NAU, which occurred in April 2011. The periods covered by the program review were the 2008-2009, 2009-2010 and 2010-2011 Title IV award years (with each award year commencing July 1 and ending June 30). NAU received the Department’s preliminary program review report on June 16, 2011, which contained findings regarding the manner in which NAU calculated returns of Title IV program funds for online students that withdrew before completing their educational program, certain discrepancies between NAU’s published campus crime statistics and similar information on its website, and aspects of its written policy on returns of title IV program funds. With respect to the first finding, NAU was required to perform a full file review for each of the three award years and, where necessary, revise the last date of attendance and prior returns of Title IV funds calculations for online students. NAU submitted the results of this file review and its responses to the program review findings, on October 19, 2011. On February 3, 2012, the Department requested certain additional documentation to facilitate resolution of the program review, which NAU provided to the Department on March 20, 2012. The Department has not yet issued a final program review determination with respect to this matter, which when issued may contain financial liabilities and may be appealed. If the Department were to make significant findings of non-compliance by NAU or assert significant liabilities in this or any future program review, it could have a material adverse effect on our business, financial condition and results of operations.

Cohort Default Rates

Under the Higher Education Act (the “HEA”), prior to amendments enacted by Congress in August 2008, an institution could lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federal student loans equal or exceed 25% per year for three consecutive years, or 40% in a single year. The August 2008 reauthorization of the HEA extended by an additional year the period for which borrowers’ defaults on their federal student loans are included in the cohort default rate calculation, and also amended the thresholds for ending an institution’s participation in the relevant Title IV programs to 30% or more per year for three consecutive federal fiscal years, or more than 40% for a single year. The term “institution” means a main campus and its additional locations, as defined by the Department’s regulations, and NAU operates as a single institution for the purposes of its participation in the federal student financial aid programs. If the official Cohort Default Rates for NAU were to exceed the thresholds established in the HEA, as amended, it could lose eligibility to participate in Title IV programs, which would have a material adverse effect on our business, financial condition and results of operations.

The Department generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. On February 25, 2012, NAU received notice from the Department that its draft Cohort Default Rate for students who entered repayment during the federal fiscal year ending September 30, 2010, measured over two federal fiscal years of borrower repayment, was 15.8%. On March 5, 2012, NAU received notice from the Department that its draft Cohort Default Rate for students who entered repayment during the federal fiscal year ending September 30, 2009, measured over three federal fiscal years of borrower repayment, was 23.2%. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between February and the Department’s release of official cohort default rates in September.

State Authorization

To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located, in accordance with the Department of Education’s regulations. In South Dakota, where our operations are headquartered and we maintain several physical facilities, the state historically has not specifically authorized the degrees or other educational programs of private, regionally accredited institutions of higher education. The Department’s Final Rule published on October 29, 2010 requires, among other things, institutions to demonstrate specific state authorization to operate educational programs beyond secondary education. On March 3, 2012, the Governor of South Dakota signed a bill passed by the South Dakota Legislature during its 2012 Legislative Session that, among other things, expressly authorizes certain named institutions, including NAU, to provide postsecondary educational programs in the state.

Results of Operations — Nine Months Ended February 29, 2012 Compared to Nine Months Ended February 28, 2011

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended February 29, 2012 In percentages	Nine Months Ended February 28, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.6	20.8
Selling, general and administrative	66.7	59.8
Auxiliary expense	2.4	2.7
Cost of condominium sales	0.0	0.2
(Gain) Loss on disposition of property	(0.1)	0.1

Total operating expenses	92.6	83.6
Operating income	7.4	16.4
Interest expense	(0.4)	0.0
Interest income	0.1	0.1
Other income	0.1	0.1

Income before income taxes	7.2	16.6
Income tax expense	(3.0)	(6.5)
Net income attributable to non-controlling interest	(0.1)	0.0

Net income attributable to the Company	4.1%	10.1%

For the nine months ended February 29, 2012, our total revenue was $85.8 million, an increase of $7 million or 8.9%, as compared to total revenue of $78.7 million for the same period in 2011. The increase was primarily due to the execution of our strategic growth plan which resulted in an enrollment increase of 10.5% during the winter quarter 2012 over the winter quarter 2011. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new educational sites and programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. Our revenue for the nine months ended February 29, 2012 consisted of $85 million from our NAU operations and $0.8 million from our other operations. Revenues were impacted by a provision of the Department of Education’s Final Rules published October 29, 2010 and effective July 1, 2011 that does not permit a student’s logging into an online course room to be considered an academically-related activity for the purposes of determining a withdrawn student’s last date of attendance and, in turn, the amount of federal student financial aid that an institution must return for that student. As a result, we have returned a greater amount of federal student aid funds for certain withdrawn students compared to similarly situated students during the same period last year.

Total operating expenses were $79.4 million or 92.6% of total revenue for the nine months ended February 29, 2012, which is an increase of $13.6 million compared to the same period in 2011. Income from operations was $6.4 million or 7.4% of total revenue for the nine months ended February 29, 2012, which is a decrease of $6.5 million compared to the same period in 2011. Net income attributable to the Company was $3.5 million or 4.1% of total revenue for the nine months ended February 29, 2012, a decrease of 56.2%, compared to the same period in 2011. Selling, general, and administrative expenses increased $10.1 million of which the primary change was due to increased spending in development of new campuses and academic programming of $6.7 million, additional staffing in the Learner Services and Admissions departments in the new campuses. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended February 29, 2012 In percentages	Nine Months Ended February 28, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.8	21.1
Selling, general and administrative	65.8	58.8
Auxiliary expense	2.5	2.7
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.1

Total operating expenses	92.1	82.7
Operating income	7.9	17.3
Interest expense	(0.4)	0.0
Interest income	0.1	0.1
Other income	0.0	0.0

Income before non-controlling interest and taxes	7.6%	17.4

Total revenue. The total revenue for NAU for the nine months ended February 29, 2012 was $85 million, an increase of $7.2 million or 9.3%, as compared to total revenue of $77.8 million for the same period in 2011. The increase was primarily due to the enrollment increase of 10.5%, which was consistent with our investment in new program development, program expansion, development of new educational sites and retention initiatives with current student enrollments, over the prior year. In addition, the increase is due to a board approved tuition increase of 4.7% that became effective September 2011. We believe that NAU’s well-defined strategic plan continues to contribute to the increase in the revenues. However, the generation of revenue from our new campuses is below expectation based on the pace of the approvals that we are seeing from the state governments as well as the accreditation body.

The academic revenue for the nine months ended February 29, 2012 was $80.7 million, an increase of $7.5 million or 10.2%, as compared to academic revenue of $73.2 million for the same period in 2011. The increase was primarily due to the enrollment increase over the prior year. These numbers are also reflective of the decrease in affiliate revenue of $1.0 million. The auxiliary revenue was $4.3 million, a decrease of $0.3 million or 5.9%, as compared to auxiliary revenue of $4.6 million for the same period in 2011. This decrease was primarily due to decreased book sales and instructional material fees.

Cost of educational services. The educational services expense as a percentage of total revenue increased by 2.7 percentage points for the nine months ended February 29, 2012, to 23.8%, as compared to 21.1% for the same period in 2011. This increase was a result of additional faculty and academic staff hired and program supplies purchased to support the additional students. The educational services expenses for the nine months ended February 29, 2012 were $20.2 million, an increase of $3.8 million, or 23.4% as compared to educational expenses of $16.4 million for the same period in 2011. This increase was primarily due to increases in instructional compensation and related expenses resulting from our increasing faculty and staff to provide and sustain quality educational services to the increased student population as well as the new programs such as OTA and cardiovascular technology. It was also impacted by the cost of educational services expenses that were categorized as business expansion and development last year and have moved into ongoing operations this fiscal year.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 7 percentage points for the nine months ended February 29, 2012, to 65.8%, as compared to 58.8% for the same period in 2011. The selling, general and administrative expenses for the nine months ended February 29, 2012 were $57.2 million, an increase of $10.1 million, or 22.2%, as compared to selling, general and administrative expenses of $47.1 million for the same period in 2011. Included in this increase is the preliminary assessment of $0.4 million as a result of a sales and use tax audit conducted by the state of South Dakota. The Company is researching the claims and working toward a resolution during the subsequent quarter but has accrued the entire assessment. Otherwise the increase was primarily attributed to the $6.7 million of additional spending related to business expansion and development for new programming and new campuses and additional staffing for new and existing campuses (consistent with our strategic plan) these increases were offset by $2.1 million for the Senate HELP project that was incurred in the first nine months of fiscal year 2011.

For the nine months ended February 29, 2012, the gross expenditures associated with the development and expansion of new educational sites and new programs referred to above as business expansion and development expense increased $6.7 million over the same period last year. Within this category, three locations which incurred expenses of $5.1 million for the nine months ended February 28, 2011, have commenced operations and did not incur business expansion and development expenses during the nine months ended February 29, 2012. However, these locations are incurring expenses reported in SG&A totaling $5.5 million for an increase in spending of $0.4 million. Developing and opening of twelve new locations have contributed to business expansion and program development expenses of an additional $8.7 million. Consistent with our strategic plan, the total business expansion and development expenditures were $16.1 million as compared to $9.4 million for the nine months ended February 28, 2011. Over half of the spending for business expansion and development for the nine months ended February 29, 2012 was spent on marketing and admissions activities. The details of the business expansion and development expenditures are detailed in the table below (in millions):

	Nine months ended February 29, 2012 ($)	Nine months ended February 28, 2011 ($)	Difference ($)
Allen, TX	$1.4	$0.9	$0.5

Austin, TX	—	2.2	(2.2)
Bellevue, NE	1.4	—	1.4
Burnsville, MN	1.0	—	1.0
Centennial, CO	1.1	0.5	0.6
Colorado Springs South, CO	1.0	0.7	0.3
Georgetown, TX	0.3	—	0.3
Houston, TX	0.8	—	0.8
Indianapolis, IN	0.6	—	0.6

Lee’s Summit, MO	—	1.5	(1.5)
Lewisville, TX	0.9	—	0.9
Mesquite, TX	0.8	—	0.8
Rochester, MN	0.3	—	0.3

Minnetonka, MN	—	1.4	(1.4)
Portland, OR	0.2	—	0.2
Richardson, TX	0.5	—	0.5
South Austin, TX	0.8	—	0.8

Tulsa, OK	1.6	0.2	1.4
Weldon Spring, MO	1.1	—	1.1
Wichita West, KS	1.5	0.7	0.8
Distance Learning	0.5	0.1	0.4

Other Nursing	0.3	1.2	(0.9)

TOTAL	$16.1	$9.4	$6.7

Auxiliary. Auxiliary expenses for the nine months ended February 29, 2012 were $2.1 million, flat, as compared to auxiliary expenses of $2.1 million for the same period in 2011.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the nine months ended February 29, 2012 was $6.7 million, a decrease of $6.7 million or 50%, as compared to $13.4 million for the same period in 2011. This decrease is due to the additional expenses discussed above.

Other

The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Nine Months Ended February 29, 2012 In percentages	Nine Months Ended February 28, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	0.0	0.0
Selling, general and administrative	160.7	133.8
Auxiliary expense	0.0	0.0
Cost of condominium sales	0.0	20.0
(Gain) loss on disposition of property	(17.6)	0.0

Total operating expenses	143.1	153.8
Operating loss	(43.1)	(53.8)
Interest expense	0.0	0.0
Interest income	0.9	0.0
Other income	11.4	10.0

Loss before non-controlling interest and taxes	(30.8)%	(43.8)%

Total revenue for the nine months ended February 29, 2012 was $0.8 million as compared to $1 million for the same period in 2011. There was no revenue from condominium sales for the nine months ended February 29, 2012 as compared to $0.2 million for the same period in 2011. The selling, general and administrative expense as a percentage of total revenue increased by 27 percentage points for the nine months ended February 29, 2012, to 160.7%, as compared to 133.7% for the same period in 2011. The selling, general and administrative expenses for the nine months ended February 29, 2012 were $1.3 million, flat, as compared to $1.3 million for the same period in 2011. The cost of the condominium sales for the nine months ended February 29, 2012 was zero as compared to $0.2 million for the same period in 2011 due to no condominium sales for the period ending February 29, 2012. The gain on disposition of property for the nine months ended February 29, 2012 was $0.1 as compared to $0.0 for the same period in 2011.

Results of Operations — Three Months Ended February 29, 2012 Compared to Three Months Ended February 28, 2011

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February 29, 2012 In percentages	Three Months Ended February 28, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.2	20.2
Selling, general and administrative	70.3	55.1
Auxiliary expense	2.0	2.0
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.1

Total operating expenses	95.5	77.4
Operating income	4.5	22.6
Interest expense	(0.8)	0.0
Interest income	0.1	0.1
Other income	0.1	0.1

Income before income taxes	3.9	22.8
Income tax expense	(2.2)	(8.9)
Net income attributable to non-controlling interest	0.0	0.0

Net income attributable to the Company	1.7%	13.9%

For the three months ended February 29, 2012, our total revenue was $29.9 million, an increase of $2.2 million or 8%, as compared to total revenue of $27.7 million for the same period in 2011. The increase was primarily due to the enrollment increase of 10.5% during the winter quarter 2012 over the winter quarter 2011, but that increase was offset by the loss of an affiliate relationship. Our revenue for the three months ended February 29, 2012 consisted of $29.7 million from our NAU operations and $0.3 million from our other operations. As stated above, revenues were impacted by returning a greater amount of federal student aid funds for certain withdrawn students in accordance with Department of Education regulatory requirements that were effective July 1, 2011. Total operating expenses were $28.6 million or 95.5% of total revenue for the three months ended February 29, 2012, which is an increase of $7.1 million compared to the same period in 2011 due to increases in TV and internet advertising, salaries and institutional support. Income from operations was $1.3 million or 4.5% of total revenue for the three months ended February 29, 2012, which is a decrease of $4.9 million compared to the same period in 2011. Net income attributable to the Company was $0.5 million or 1.7% of total revenue for the three months ended February 29, 2012, a decrease of 86.6%, compared to the same period in 2011. Selling, general, and administrative expenses increased $5.8 million as a result of increased spending in development. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February 29, 2012 In percentages	Three Months Ended February 28, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.4	20.4
Selling, general and administrative	69.5	54.2
Auxiliary expense	2.1	2.1
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.1

Total operating expenses	95.0	76.8
Operating income	5.0	23.2
Interest expense	(0.8)	0.0
Interest income	0.1	0.1
Other income	0.0	0.0

Income before non-controlling interest and taxes	4.3%	23.3%

Total revenue. The total revenue for the three months ended February 29, 2012 was $29.7 million, an increase of $2.2 million or 8%, as compared to total revenue of $27.5 million for the same period in 2011. The increase was driven by our 10.5% enrollment increase during the winter quarter 2012 over the winter quarter 2011, which we believe resulted from our investment in program development and expansion, new and expanded affiliate relationships, and new hybrid learning centers. The increase in revenue was offset by the loss of affiliate revenue of $1.0 million due to the loss of an affiliate relationship.

The academic revenue for the three months ended February 29, 2012 was $28.4 million, an increase of $2.2 million or 8.6%, as compared to academic revenue of $26.1 million for the same period in 2011. The increase was primarily due to the enrollment increase over the prior year driven by our key strategic plan and management’s execution of the plan. The auxiliary revenue was $1.3 million, a decrease of $0.1 million or 4.3%, as compared to auxiliary revenue of $1.4 million for the same period in 2011. This decrease was primarily due to decreased book sales and instructional material fees.

Cost of educational services. The educational services expense as a percentage of total revenue increased by 3.0 percentage points for the three months ended February 29, 2012, to 23.4%, as compared to 20.4% for the same period in 2011. This increase of $5.1 million was a result of additional faculty, staff, and rent for the locations that have rolled out of business expansion and development expenditures and into regular operations as well as the additional support for the growing number of students. The educational services expenses for the three months ended February 29, 2012 were $7.0 million, an increase of $1.4 million, or 23.9% as compared to educational expenses of $5.6 million for the same period in 2011. This increase was primarily due to increases in instructional compensation and related expenses resulting from additional faculty and staff to provide and sustain quality educational services to the increased student population.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 15.3 percentage points for the three months ended February 29, 2012, to 69.5%, as compared to 54.2% for the same period in 2011. The selling, general and administrative expenses for the three months ended February 29, 2012 were $20.6 million, an increase of $5.7 million, or 38.5%, as compared to selling, general and administrative expenses of $14.9 million for the same period in 2011. The increase was primarily attributed to increased spending in development of new programming and new campuses and increased staffing for new and existing campuses consistent with our strategic plan.

For the three months ended February 29, 2012, the gross expenditures associated with the development and expansion of new educational sites and new programs referred to above as business expansion and development expense increased $3.1 million over the same period last year. Within this category, three locations which incurred expenses of $1.9 million for the three months ended February 28, 2011, have commenced operations and did not incur business expansion and development expenses during the three months ended February 29, 2012. However, these locations are incurring expenses reported in SG&A totaling $1.9 million for the current year. Developing and opening of thirteen new locations have contributed to business expansion and program development expenses of an additional $4.5 million. Consistent with our strategic plan, the total business expansion and development expenditures were $6.9 million as compared to $3.8 million for the three months ended February 28, 2011. Marketing and admissions expenses related to business expansion and development for the quarter totaled over $3.6 million.

The details of the business expansion and development expenditures are detailed in the table below (in millions):

	Three months ended February 29, 2012 ($)	Three months ended February 28, 2011 ($)	Difference ($)
Allen, TX	$0.4	$0.3	$0.1

Austin, TX	—	0.8	(0.8)
Bellevue, NE	0.5	—	0.5
Burnsville, MN	0.4	—	0.4
Rochester, MN	0.3	—	0.3
Centennial, CO	0.4	0.2	0.2
Colorado Springs South, CO	0.4	0.3	0.1
Georgetown, TX	0.2	—	0.2
Houston, TX	0.5	—	0.5
Indianapolis, IN	0.3	—	0.3

Lee’s Summit, MO	—	0.6	(0.6)
Lewisville, TX	0.4	—	0.4
Mesquite, TX	0.4	—	0.4

Minnetonka, MN	—	0.5	(0.5)
Richardson, TX	0.3	—	0.3
South Austin, TX	0.4	—	0.4
Portland, OR	0.2	—	0.2

Tulsa, OK	0.5	0.2	0.3
Weldon Spring, MO	0.5		0.5
Wichita West, KS	0.6	0.4	0.2
Distance Learning	0.1	—	0.1

Other Nursing	0.1	0.5	(0.4)

TOTAL	$6.9	$3.8	$3.1

Auxiliary. Auxiliary expenses for the three months ended February 29, 2012 were $0.6 million, flat, as compared to auxiliary expenses of $0.6 million for the same period in 2011.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the three months ended February 29, 2012 was $1.3 million, a decrease of $5.1 million or 80.1%, as compared to $6.4 million for the same period in 2011. This decrease is due to the additional spending related to the development of additional education centers.

Other

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February 29, 2012 In percentages	Three Months Ended February 28, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	0.0	0.0
Selling, general and administrative	151.5	152.5
Auxiliary expense	0.0	0.0
Cost of condominium sales	0.0	0.0

Total operating expenses	151.5	152.5
Operating income (loss)	(51.5)	(52.5)
Interest expense	0.0	0.0
Interest income	0.8	0.0
Other income (expense)	11.7	10.2

Loss before non-controlling interest and taxes	(39.0)%	(42.3)%

Total revenues for the three months ended February 29, 2012 was $0.3 million as compared to $0.2 million for the same period in 2011. These revenues were derived from rental income for the apartments. The selling, general and administrative expense as a percentage of total revenue decreased by 1 percentage points for the three months ended February 29, 2012, to 151.5%, as compared to 152.5% for the same period in 2011. The selling, general and administrative expenses for the three months ended February 29, 2012 were $0.4 million, flat, as compared to $0.4 million for the same period in 2011.

Liquidity and Capital Resources

Liquidity. At February 29, 2012, and May 31, 2011, cash, cash equivalents and marketable securities were $35.2 million and $44.8 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities for February 29, 2012 and May 31, 2011 were $15.0 million and $19.1 million, respectively.

We maintain one line of credit to support ongoing operations. This line of credit is available to support timing differences between inflows and outflows of cash. During the third quarter of fiscal year 2012 as well as the nine months ended February 29, 2012, the line of credit was not utilized. We retain this $3 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are unsecured. There were no advances outstanding against this line at February 29, 2012 and May 31, 2011.

Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion and development of new programming, development of new hybrid learning centers, and growth of our affiliate relationships. The current plan anticipates spending over $23.0 million for our fiscal year ending May 31, 2012, as compared to $14.3 million for the fiscal year ended May 31, 2011. This increase is due to additional spending in marketing and academic support staff within these locations. Our current focus is to fit expenditures with enrollment patterns. Also, we believe that we are positioned to further supplement our liquidity with debt, if needed.

Operating Activities. Net cash provided by operating activities for the nine months ended February 29, 2012 and 2011 were $8.6 million and $9.7 million, respectively. This decrease is primarily due to an increase in accounts receivable. The decrease is offset by an increase in accounts payable and other long-term liabilities and an increase in cash provided by other working capital accounts.

Investing Activities. Net cash used by investing activities was $5.4 million for the nine months ended February 29, 2012, as compared to the net cash used by investing activities of $5.0 million for the nine months ended February 28, 2011. The increase in the cash used by investing activities was primarily related to the selling and buying of investments in fiscal year 2012 as well as the increased spending on property and equipment.

Financing Activities. Net cash used by financing activities was $8.6 million and net cash provided by financing activities was $17.2 million for the nine months ended February 29, 2012 and 2011, respectively. The decrease of $25.8 million is primarily due to the issuance of common stock in fiscal year 2011 for $32.1 million. The cash inflow in fiscal year 2011 was offset by $12.6 million paid for dividends and $0.6 million paid for the stock issuance costs. There were no stock issuances made in connection with financing activities in fiscal year 2012. During fiscal year 2012, an additional $2.5 million was paid for dividends and $6.1 million was used to purchase treasury stock.

Contractual Obligations. As part of our ongoing operations, we entered into an arrangement for addition space that will house the Corporate headquarters, distance learning operations, and the Rapid City campus operations that obligates us to make future payments under a capital lease obligation, which totaled $25.1 million, or a net present value of $12.2 million as of February 29, 2012 and was recognized as current and non-current capital lease payable of $0.1 million and $12.1 million, respectively, and included the asset in net property, plant and equipment in our condensed consolidated balance sheet.

The following is a schedule of future minimum commitments for the capital lease as of February 29, 2012:

($ in thousands)	Capital Leases
2012	$260
2013	1,050
2014	1,071
2015	1,092
2016	1,115
Thereafter	20,288

Total future minimum lease obligation	$24,876
Less: Imputed interest on capital leases	(12,627)

Net present value of lease obligations	$12,249

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the nine month period ended February 29, 2012. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At February 29, 2012, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

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

Issuer Purchases of Equity Securities. The following table summarizes common stock repurchased by us during the quarter ended February 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 1, 2011 – December 31, 2011	164,452	$7.27	292,319	1,083,365
January 1, 2012 – January 31, 2012	11,459	$7.35	303,778	1,060,113
February 1, 2012 – February 29, 2012	531,280	$7.07	835,058	570,514

(1)

On November 4, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $10 million of its outstanding common stock in open market or privately negotiated transactions. The maximum number of shares that may yet be purchased under the plan or program is based on the average price per share of $7.07. Any fluctuation in this average price will have an impact on the maximum number of shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National American University Holdings, Inc. (Registrant)

Dated: April 6, 2012	By:	/s/ Ronald Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer

		By:	/s/ Venessa Green
Venessa D. Green, MBA, CPA
Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002