Form 10-K
period 2012-05-31
National American University Holdings, Inc.
filed 2012-08-03
CIK 1399855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

Commission File No. 001-34751

National American University Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0479936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5301 S. Highway 16, Rapid City, SD	57701
(Address of principal executive offices)	(Zip Code)

(605) 721-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par Value	The NASDAQ Stock Market
Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, there were 25,574,124 shares of Common Stock, $0.0001 par value per share outstanding.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $85.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2012 fiscal year) are incorporated by reference into Part III of this Report.

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

Item 1. Business.

Overview

We are a provider of postsecondary education primarily focused on the needs of working adults and other non-traditional students. We own and operate National American University, a regionally accredited, proprietary, multi-campus institution of higher learning founded in 1941. Since 1998, we have been offering academic and degree programs online. Using both campus-based and online instruction, we provide associate, bachelor’s and master’s degree and diploma programs in business-related disciplines, such as accounting, applied management, business administration, information technology and healthcare-related disciplines, such as nursing and healthcare management. Our mission is to prepare students of diverse interests, cultures and abilities for careers in our core fields in a caring and supportive environment.

We currently have 35 educational sites (two of which are pending regulatory approvals – Indianapolis, Indiana and Tigard, Oregon) in the states of Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas, distance learning service centers in Indiana, Missouri, New Jersey and Texas and distance learning operations and central administration offices in Rapid City, South Dakota. Several of our educational sites are hybrid learning centers, which utilize small physical facilities in strategic geographic areas, allowing our students to meet face-to-face with staff for assistance with their educational choices and related services while completing the majority of their coursework online. Working adults and other non-traditional students are attracted to the flexibility of our online programs and the convenience of our hybrid learning centers.

In addition to our university operations, we operate a real estate business known as Fairway Hills Developments, or Fairway Hills. Our real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Residential Development area of Rapid City, South Dakota.

Our enrollment increased from approximately 8,800 students as of May 31, 2010 to approximately 10,000 students as of May 31, 2011, and then to approximately 11,220 students as of May 31, 2012, representing annual growth rates of approximately 13.6% from 2010 to 2011 and 12.0% from 2011 to 2012. During the same periods, our revenue grew from $89.8 million for the fiscal year ended 2010, to $106.8 million for fiscal year ended 2011, and then to $118.9 million for the fiscal year ended May 31, 2012, representing annual increases of 18.9% and 11.3%. Income before income taxes for the fiscal year ended May 31, 2010 was $16.5 million, compared to $16.7 million for the fiscal year ended May 31, 2011 and $8.8 million for the fiscal year ended May 31, 2012. Revenue for the NAU segment grew from $87.9 million in 2010 to $105.4 million in 2011 and then to $117.8 million in 2012 representing an increase of 19.8% between 2010 and 2011 and 11.8% from 2011 to 2012. Income before income taxes for the NAU segment was $17.3 million in 2010 and $17.3 million in 2011decreasing to $9.1 million in 2012. Total assets for the NAU segment grew from $33.1 million in 2010 to $60.2 million in 2011 and $70.4 million in 2012. Revenue for the other segment, consisting of our real estate business, decreased from $1.9 million in 2010 to $1.4 million in 2011 and to $1.1 million in 2012 representing a decrease of 22.2% between 2010 and 2011 and a decrease of 25.7% from 2011 to 2012. Loss before taxes for the other segment decreased from $0.7 million in 2010 to $0.6 million in 2011 and then was further reduced to $0.3 million in 2012. Total assets for the other segment grew from $14.2 million in 2010 to $17.7 million in 2011 and decreased to $12.7 million in 2012. We believe our recent growth in student enrollment and revenue is the result of our marketing efforts and attractive educational programs with flexible scheduling alternatives as well as a general increase in the demand for postsecondary education. The recent decrease in income before income taxes was largely due to increase in the development, building and staffing of new campuses and the associated start-up costs. We believe we have an opportunity to continue increasing revenue while controlling costs by further leveraging our online offerings and hybrid learning centers.

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

Since 1974, we have continued to expand educational sites, add online education and develop graduate degree programs. We have also developed professional programs in nursing and allied health that allow students to pursue degrees in these areas in a flexible learning environment. In addition, we have leveraged our online expertise into affiliations with other educational institutions that lack such online capabilities. Through these affiliations, which have resulted in increased revenue with little additional cost, we provide other institutions our curricula, faculty, consulting and technology services to enable them to deliver academic programs online. We have also created our “Best of Both Worlds—Instructional Delivery Platform™” program that, often in affiliation with foreign educational institutions, distributes our courses over the Internet to students overseas.

Corporate Information

National American University Holdings, Inc., formerly known as Camden Learning Corporation, was organized under the laws of the State of Delaware on April 10, 2007, as a blank check company to acquire one or more domestic or international assets of an operating business in the education industry. On November 23, 2009, as a result of the merger transaction with Dlorah, Inc., a South Dakota corporation, which owns and operates NAU, Dlorah became our wholly owned subsidiary. For accounting purposes, Dlorah was the acquirer and accounted for the transaction as a recapitalization. Accordingly, the consolidated financial statements included in this annual report on Form 10-K reflect the results of Dlorah. We conduct substantially all of our business and generate substantially all of our revenue through Dlorah. Our primary business is the operations of National American University, which generated 99.1% of our revenue in fiscal year 2012. We also have multi-family residential real estate operations in Rapid City, South Dakota, which generated 0.9% of our revenue in fiscal year 2012. We maintain a website at www.national.edu. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Our commitment to these core values is evidenced in the daily interactions among our students, faculty, staff and administrators. The last biennial comprehensive institutional student survey conducted in 2011 found that the four characteristics receiving the highest student satisfaction rating cumulatively across the university were:

•	the overall ease of the registration process;

•	the ability to learn on your own;

•	the caring and supportive attitude by faculty toward students; and

•	the opportunity to develop knowledge of subjects in the program’s emphasized areas.

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

Industry and Outlook

In a March 2009 report by the U.S. Department of Education’s National Center for Education Statistics, the number of students enrolled in postsecondary institutions was 18.2 million in 2007 and is projected to grow to 20.1 million by 2017. We believe a significant element causing the growth of the postsecondary education market is the growth of online education. The advent of the Internet and the ability to provide quality instruction to students via the Internet has made education available to persons who otherwise might not have time to obtain such education. This is especially true for working adults who often have limited time and resources to devote to education. According to Eduventures Inc., a leading information services company for the education market, online enrollment is projected to grow to 4.0 million students by 2014.

We compete with both for-profit and non-profit career-oriented schools, two-year junior colleges and community colleges. Competition is generally based on location, program offerings, modality, the quality of instruction, placement rates, selectivity of admissions, recruiting and tuition rates. We seek to compete against community colleges by offering more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We also seek to compete against other career schools by focusing on offering high demand, career-oriented programs, providing individual attention to students and focusing on flexible degrees for working adults and other non-traditional students. We believe we are able to compete effectively in our respective local markets because of the diversity of our program offerings, quality of instruction, the strength of our brand, our reputation and our success in placing students with employers.

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

Competitive Strengths

We believe the following strengths enable us to compete effectively in the postsecondary education market:

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

Our nursing and allied health programs. We have developed well-recognized nursing and allied health programs that provide students with an opportunity to obtain a professional degree. We continue to expand these programs and are in the final stages of approval for a new baccalaureate nursing program in New Mexico. Our current nursing programs include an Associate of Science Nursing, generic Bachelor of Science in Nursing, practical nurse to Bachelor of Science in Nursing, online Registered Nurse to Bachelor of Science Nursing program and Master of Science Nursing.

Our multiple accreditations and regulatory approvals. We are regionally accredited through the Higher Learning Commission and are a member of the North Central Association of Colleges and Schools. In addition, many of our programs maintain specialized or programmatic accreditation, including accreditation from the National League of Nursing Accrediting Commission and the International Assembly for Collegiate Business Education and approval by the American Bar Association of our paralegal studies program offered at the Rapid City and Sioux Falls, South Dakota campuses.

Our affiliations with other educational institutions. We began offering online academic programs in 1998, and since then we have developed significant expertise in curricula and technology related to online education. We have leveraged this knowledge by establishing a number of affiliations with other educational institutions. Through these relationships, we provide the curricula, faculty consulting and technology services to these other institutions. We believe these affiliations offer significant opportunities for revenue diversification, asset leverage and revenue growth.

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

Our experienced executive management team with strong operating history. Our executive management team possesses extensive experience in the management and operation of postsecondary education institutions. Our president, Dr. Jerry Gallentine, has worked in the education industry for over 45 years. Throughout his career, Dr. Gallentine has taught various courses as a professor and also served as a president of various higher learning institutions before guiding our growth and development since 1993. Dr. Ronald Shape, our chief executive officer, began his career in higher education with us in 1991. He began teaching courses in accounting, auditing and finance in 1995. Dr. Shape became our chief fiscal officer in 2002 and our chief executive officer in April 2009. Dr. Samuel Kerr is our provost, secretary and general counsel. Dr. Kerr began his career in the education industry in 1983 as a high school English/Journalism instructor. He also taught education courses for a local college. After graduating from law school, he started his legal practice in 1992, serving in the capacities of special assistant attorney general for South Dakota State University, special assistant attorney general for South Dakota Department of Transportation, and our outside legal counsel. Dr. Kerr is also a faculty member in our graduate school. Venessa D. Green is our chief financial officer of NAU and began her career with NAU in December 2004. Ms. Green has also served as an adjunct faculty member of NAU since December 2006 teaching in both the undergraduate and graduate disciplines. Ms. Green is a licensed certified public accountant in the State of South Dakota and has been a member of the American Institute of Certified Public Accountants and the South Dakota Certified Public Accountant Society since 2007. Michaelle J. Holland is the president of campus operations for NAU. Ms. Holland began her career at NAU in 1991, left NAU to work for Lincoln School of Commerce as its campus president from 1999 to 2002, and then returned to NAU in June 2002. Dr. Robert A. Paxton was appointed to the president of NAU – Distance Learning in January 2009. From January 1995 to August 2008, Dr. Paxton served as president of Iowa Central Community College. Dr. Paxton served as vice president of instruction of Cowley County Community College and Area Vocational-Technical School, Arkansas City, Kansas, from June 1990 to December 1994 and as dean of student services from July 1988 to June 1990. Scott E. Toothman was appointed as vice president of institutional support and military services for NAU in February 2010. From February 2004 to February 2010, Mr. Toothman was the campus director for NAU’s Ellsworth Air Force Base campus. From September 2002 to February 2004, he served as an instructor for NAU. Michael Buckingham was appointed president of our real estate operations in November, 2009. Mr. Buckingham oversees the maintenance of all the campuses in the NAU system, as well as properties being developed by our real estate operations. Mr. Buckingham served as corporate vice president of Dlorah from 1992, and the president of Dlorah’s real estate operations from 1988 until the closing of the Dlorah merger.

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

Since opening our first branch campus in Sioux Falls, South Dakota, in 1974, a central part of our growth strategy has been developing and opening educational sites in vibrant and growing communities with expanding workforces. In 2009, we opened our first hybrid learning center in Minnetonka, Minnesota, that offers blended online and on-campus degree programs. Since then, we have opened several new hybrid learning centers. Although smaller than our traditional educational sites, these hybrid learning centers, in collaboration with our online operations, offer complete programs and services to our students. We believe our significant experience and success in expanding and supporting new educational sites and hybrid learning centers positions us well for continued expansion to meet market demand.

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

Recognizing the current and future impact of globalization on higher education, we have worked actively to enroll international students. During the late 1990s, we started developing international affiliations with foreign colleges and universities. Such affiliations provide students from other countries the opportunity to study at universities in the United States to complete their studies. Many academically capable and motivated students from foreign countries desire to take coursework at American colleges or universities but are not able to do so for various reasons, including inadequate financial resources, family and work obligations in their home countries and immigration restrictions. To meet the needs of these students, we have developed relationships with foreign colleges and universities to offer their students an option to combine the curricula of their home country institution with our curricula offered through our online distance learning program so that those students can remain in their home country and attend a local college or university while taking courses offered by an accredited American university, without having to travel to the United States. We currently have affiliations with educational institutions in Chile, Bolivia, Paraguay, Ghana, United Arab Emirates and Greece.

Growth Strategies

Expand academic program offerings. We will continue developing and offering new physical and online programs that have attractive characteristics. Our new program offerings typically build on existing programs and incorporate additional specialized courses, which offer students the opportunity to pursue programs that address their specific educational objectives while allowing us to expand our program offerings with modest incremental investment. Since 2008, we have launched the following new academic programs:

Healthcare Coding	Diploma
MCITP Network Management	Diploma
Network and Server Administration	Diploma

Applied Information Technology	AAS
Business Logistics	AAS
Clinical Laboratory Technician	AAS
Computer Security	AAS
Criminal Justice	AAS
Electronic Health Records Support Specialist	AAS
Health Information Technology	AAS
Health and Beauty Management	AAS
Small Business Management	AAS

Business Administration Emphasis Entrepreneurship	BS
Business Administration Emphasis Supply Chain Management	BS
Business Administration Emphasis Tourism and Hospitality Management	BS
Criminal Justice	BS
Information Technology Emphasis Computer Security and Forensics	BS
Nursing

MBA-International Business	Masters
MM-Criminal Justice Management	Masters
MM-Proprietary Higher Education	Masters
Masters of Science in Nursing	Masters

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

Continue to expand our physical presence. We will continue expanding the number of educational sites and increasing the overall size of our educational sites, as needed and in response to market demand, to support growing academic programs, such as nursing.

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

Continue to expand our affiliations with other educational institutions. We will continue expanding the number of affiliations we have with other educational institutions in which we provide online program services. These programs meet a substantial need of those other institutions while providing us with additional sources of revenue.

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

In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, particularly in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the Higher Learning Commission, we also have a number of specialized accreditations, including the National League of Nursing Accrediting Commission and the International Assembly for Collegiate Business Education. Also, our paralegal studies program offered at the Rapid City and Sioux Falls, South Dakota campuses, is approved by the American Bar Association. For a list of our institutional and specialized or programmatic accreditation we have obtained and the name of the respective accrediting bodies, see “Regulatory Matters — Accreditation.”

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

Programs and Areas of Study

We offer Master of Business Administration, Master of Management, Master of Science in Nursing, Bachelor of Science, Associate of Applied Science and Associate of Science degrees, with a variety of program options leading to each of these degrees. Many of the degree programs offer the opportunity to focus on one or more emphasis areas. We also offer diploma programs consisting of a series of courses focused on a particular area of study for students seeking to enhance their skills and knowledge.

Under the overall leadership of our senior academic affairs personnel and academic deans, as of May 31, 2012, we offered the following academic degree and diploma programs:

Graduate Degrees	Associate Degrees
Master of Business Administration	Accounting
Master of Management	Applied Information Technology
Master of Science in Nursing	Applied Management

Bachelor’s Degrees

Accounting

Applied Management

Applied Information Technology

Business Administration with:

• Emphasis in Accounting

• Emphasis in Entrepreneurship

• Emphasis in Financial Management

• Emphasis in Human Resource Management

• Emphasis in Information Systems

• Emphasis in International Business

• Emphasis in Management

• Emphasis in Marketing

• Emphasis in Pre-Law

• Emphasis in Supply Chain Management

• Emphasis in Tourism and Hospitality Management

Criminal Justice

Health Care Management

Information Technology with:

• Emphasis in Computer Security and Forensics

• Emphasis in Internet Systems Development

• Emphasis in Management Information Systems

• Emphasis in Network Administration/Microsoft

• Emphasis in Network Management/Microsoft

Bachelor of Science in Nursing

Registered Nurse to Bachelor of Science in Nursing

Organizational Leadership

Business Administration Business Logistics Clinical Laboratory Technician Computer Security
Criminal Justice
Electronic Health Record Support Specialist
Health and Beauty Management
Health Information Technology
Information Technology
Medical Administrative Assistant
Medical Assisting

Medical Staff Services Management

Associate of Science Nursing Mobility Program

Paralegal Studies

Pharmacy Technician

Small Business Management

Therapeutic Massage

Veterinary Technology

Diplomas

Computer Support Specialist

Healthcare Coding

MCITP Network Management

Network and Server Administrator

Paralegal Studies

Therapeutic Massage

Veterinary Assisting

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

We are seeking to expand our programming in healthcare-related fields. Our undergraduate healthcare management program and Master of Management degree with emphasis in healthcare administration were developed to meet the healthcare industry’s need for healthcare professionals with strong business and management skills. Since 2009, we developed a degree program in Bachelor of Science in Nursing at our Wichita West, Kansas Sioux Falls and Rapid City, South Dakota, educational sites to respond to the growing nationwide shortage of qualified nurses. We also added the online RN to BSN degree program in Texas. We plan to offer additional Bachelor of Science in Nursing degrees at the Austin, Texas and Albuquerque, New Mexico campuses over the next several years. We have also developed an Associate of Applied Science in Clinical Laboratory Technician at our Zona Rosa, Missouri site to meet the growing demand of clinical laboratory technicians performing tests to aid physicians in diagnosing and treating patients. Additional allied health programs at the Associate degree level are offered throughout the university based on local demand and workforce needs. With the expansion of undergraduate enrollment in healthcare-related programs and the emerging demand observed from our alumni and other constituencies, we plan to expand our healthcare-related graduate programs. The burgeoning national need for Master’s qualified nursing administrators and nursing faculty, along with our experience in developing and delivering nursing programs at the Associate and Bachelor’s degree levels, led us to develop a Master of Science in Nursing degree, which was approved by the Higher Learning Commission in 2009.

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

Affiliations

We have utilized our significant expertise in curricula and online education technology to develop affiliations with a number of higher education institutions in the United States to develop and deliver online courses and programming for their students. We provide courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. We do not share revenues with these institutions, but rather charge a fee for our services, enabling us to generate additional revenue by leveraging our current online program infrastructure. In addition, we have used our online education experience to create Our Best of Both Worlds—Instructional Delivery Platform™ that provides students from certain foreign educational institutions an option to combine the curricula of their home country institution with our curricula. Under this blended instructional option, the host university facilitators work closely with our online faculty and staff providing students with additional resources. Currently, we have affiliations with institutions in Chile, Bolivia, Paraguay, Ghana, United Arab Emirates and Greece. Through these affiliations, students are able to remain in their home country and attend a local college or university while studying to earn a degree from an accredited American university.

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

Educational Sites

As of May 31, 2012, our main educational site and central administration building were located in Rapid City, South Dakota, at 321 Kansas City Street and 5301 S. Hwy 16, respectively. We own our main educational site and lease the central administration building and the remainder of our education sites from third parties.

The locations of our leased educational sites as of May 31, 2012, were as follows:

State	Address	Approximate Size
Colorado:	8242 S. University Blvd., Suite 100	4,600 sq. ft.
Centennial, CO 80122-3178

	1079 Space Center Dr.	5,500 sq. ft
Colorado Springs, CO 80915-3612

	1915 Jamboree Dr., Suite 185	9,300 sq. ft.
Colorado Springs, CO 80920-5378

	1325 S. Colorado Blvd. Suite 100	17,900 sq. ft.
Denver, CO 80222-3308

Indiana:	3600 Woodview Trace * Indianapolis, IN 46268-3167	16,375 sq. ft.

Kansas:	10310 Mastin St.	25,500 sq. ft.
Overland Park, KS 66212-5451

	7309 E. 21st St., Suite G-40	10,100 sq. ft.
Wichita, KS 67206-1179

	8428 W. 13th St. N., Suite 120	6,600 sq. ft.
Wichita, KS 67212-2980

Minnesota:	7801 Metro Parkway, Suite 200	20,400 sq. ft.
Bloomington, MN 55425-1536

	6200 Shingle Creek Parkway, Suite 130	14,300 sq. ft.
Brooklyn Center, MN 55430-2131

	1550 Highway 36 W	14,800 sq. ft.
	Roseville, MN 55113-4035 3906 E Frontage Hwy 52 Rd. NW Rochester, MN 55901-0108	7,163 sq. ft.

	10901 Red Circle Dr., Suite 150	5,200 sq. ft.
Minnetonka, MN 55343-4545

	513 W. Travelers Trail	6,000 sq. ft.
Burnsville, MN 55337-2548

Missouri:	3620 Arrowhead Ave.	18,300 sq. ft.
Independence, MO 64057-1791

	7490 NW 87th St.	16,700 sq. ft.
Kansas City, MO 64153-1934

	401 N. Murray Rd.	7,000 sq. ft.
Lee’s Summit, MO 64081-1425

	1030 Wolfrum Rd.	8,000 sq. ft.
Weldon Spring, MO 63304-7795

Nebraska:	3604 Summit Plaza Dr.	9,500 sq. ft.
Bellevue, NE 68123-1065

New Jersey:	400 Plaza Dr., Suite 109 ** Secaucus, NJ 07094-3605	2,916 sq. ft.

New Mexico:	4775 Indian School Rd. NE, Suite 200	24,400 sq. ft.
Albuquerque, NM 87110-3976

	10131 Coors Blvd., NW STE I-01	6,200 sq. ft.
Albuquerque, NM 87114-4045

Oklahoma:	8040 S. Sheridan Rd.	8,600 sq. ft.
Tulsa, OK 74133-8945

Oregon:	13333 SW 68th Parkway * Tigard, OR 97223-8304	14,399 sq. ft.

South Dakota:	1000 Ellsworth St., Suite 2400	6,700 sq. ft.
Ellsworth AFB, SD 57706-4943

	5801 S. Corporate Place	22,400q. ft.
Sioux Falls, SD 57108-5027

	925 29th St. SE	2,500 sq. ft.
Watertown, SD 57201-9123

Texas:	13801 Burnet Rd., Suite 300	20,400 sq. ft.
Austin, TX 78727-1281

	1101 Central Expressway S., Suite 100 **	4,400 sq. ft.
	Allen, TX 75013-8062 1015 West University Ave. Suite 700 Georgetown, TX 78628-5355	7,170 sq. ft.

	300 N. Coit Road, Suite 225 Richardson, TX 75080-5400	4,719 sq. ft.

	475 State Highway 121 By-pass, Suite 150	5,500 sq. ft.
Lewisville, TX 75067-8193

	18600 LBJ Freeway	16,816 sq. ft.
Mesquite, TX 75150-5628

	6800 Westgate Blvd., Suite 102	6,300 sq. ft.
	Austin, TX 78745-4868 11757 Katy Freeway, Suite 230 ** Houston, TX 77079-1744	3,007 sq. ft.

*	—locations that are pending regulatory approval
**	—online learning call centers

We believe our on-site programs not only offer students, faculty and staff an opportunity to participate in a more traditional college experience, but also provide online students, faculty and staff with a sense of connection to the university. Additionally, on-site faculty play an important role in integrating online faculty into the academic programs and ensuring the overall consistency and quality of the student learning experience. We believe the mix of a growing online program, anchored by on-site programs with a nearly 70-year history and heritage, differentiates the university from most other for-profit postsecondary education institutions.

Faculty and Other Employees

Our faculty includes full-time faculty members, some of whom teach under a nine-month teaching contract, as well as adjunct campus-based and online faculty members who teach on a course-by-course basis for a specified fee. As of May 31, 2012, the university employed approximately 19 full-time and 515 part-time faculty members. Approximately 70% of our current faculty members hold a master’s degree in their respective field and approximately 22% of our faculty members hold a doctoral degree.

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

Retention of quality associate faculty is a priority for us. To promote continuity within this vital teaching core, we have undertaken a number of initiatives to retain associate faculty. First, we have made strides in improving associate faculty compensation over the last several years, and we recognize that additional improvements may be required to attract and retain a qualified faculty. Second, a pilot program is currently underway within distance learning to address the university’s goal of establishing a competitive associate faculty compensation plan that is also tied to performance metrics. This associate faculty evaluation model was developed specifically for the unique demands, expectations and requirements of online faculty members and was designed to integrate multiple aspects of appraisal to create a comprehensive analysis of faculty and staff performance.

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

In addition to our faculty, as of May 31, 2012, we employed 1,182 staff and administrative personnel in university services, academic advising and support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with the university.

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

Undergraduate applicants generally must have graduated from a recognized high school (or the Department of Education accepted equivalent) or submit an official transcript from an accredited higher education institution in the United States indicating completion of a postsecondary education program of at least two years that is acceptable for full credit toward a Bachelor’s degree, with a minimum cumulative grade point average of 2.0.

Enrollment

We have increased our enrollment from approximately 10,000 students as of May 31, 2011, to approximately 11,220 students as of May 31, 2012, representing an annual growth rate of approximately 12.2%. As of May 31, 2012, we had 6,230 students enrolled in our online programs, 3,029 students enrolled on-campus, and 1,962 students enrolled through our hybrid learning centers. The average age of our students is approximately 34 years.

The following is a summary of our student enrollment at May 31, 2012, and May 31, 2011, by degree type and by instructional delivery method:

	May 31, 2012		May 31, 2011
	No. of Students	% of Total	No. of Students	% of Total
Graduate	392	3.5%	385	3.8%
Undergraduate and Diploma	10,829	96.5%	9,630	96.2%

Total	11,221	100.0%	10,015	100.0%

	May 31, 2012		May 31, 2011
	No. of Students	% of Total	No. of Students	% of Total
Online	6,230	55.5%	4,624	46.2%
On-Campus	3,029	27.0%	3,751	37.4%
Hybrid	1,962	17.5%	1,640	16.4%

Total	11,221	100.0%	10,015	100.0%

Tuition and Fees

Our tuition rates vary by educational site. Total tuition varies based upon several factors, including the number of credit hours for each program, the degree level of the program, and geographic location.

Our students finance their education through a variety of sources, including government sponsored financial aid, private and NAU provided scholarships, employer provided tuition assistance, veteran’s benefits, private loans and cash payments. A substantial portion of our students rely on funds received under various government sponsored student financial aid programs, predominately Title IV programs. In the fiscal years ended May 31, 2012, 2011, and 2010, approximately 85%, 79%, and 76%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs.

We have a refund policy for tuition and fees based upon quarter start dates. If a student drops or withdraws from a course during the first week of classes, 100% of the charges for tuition and fees are refunded, while beyond the first week but during the first 60% of scheduled classes the percentage of tuition charges refunded is based on a daily proration based on a percent of the term completed. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Fees charged include specialty and program fees ranging from $45 to $100, depending on the program. A $75 administrative fee is assessed against each prorated refund. A refund minus a $75 administrative fee is made within 45 days of the day the student’s withdrawal is determined. If the student was a financial aid recipient, federal regulations establish a methodology for determining the amount of Title IV funds that must be returned to the financial aid programs for students not completing 60% of the enrollment period.

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

Real Estate Operations

Our real estate business conducts business through various projects and associations, including Fairway Hills I and II, Park West, Vista Park, Fairway Hills Park and Recreational Association, the Vista Park Homeowners’ Association and the Park West Homeowners’ Association. Fairway Hills I and Fairway Hills II are apartment buildings consisting of a total of 52 rental apartments of which 100% were leased as of May 31, 2012. Park West consists of 48 apartment units and is owned by a partnership that is 50% owned by us and 50% owned by members of the Buckingham family (including Robert Buckingham, chairman of our board of directors, and his siblings and the spouses and estates of his siblings). Park West apartment units are being converted to, and sold as, condominiums. While the conversion of the Park West building is not yet complete, as of May 31, 2012, six of the 48 available units in Park West have been sold. Currently, prices for Park West condominium units start at $139,000.

In addition, in 2008, we began construction of a condominium development called Vista Park. Fairway Hills completed construction of a 24-unit condominium complex known as Vista Park Phase I by May 31, 2010 and has sold nine of the available units. Prices for Vista Park condominium units start at $149,000. We currently have plans to build three additional condominium complexes (Phases II, III and IV) in Vista Park, but construction of these additional phases is not expected to begin until after the sale of a substantial number of the currently available condominiums in Vista Park Phase I. In total, and upon completion of all four phases of development, the Vista Park condominium complexes would consist of 96 condominium units.

In connection with the development of Vista Park and the conversion of Park West apartments, Fairway Hills has created two homeowners’ associations, the Vista Park Homeowner’s Association and the Park West Homeowner’s Association, each of which is a non-profit corporation, to manage and sell the condominiums. In addition, the Fairway Hills Park and Recreational Association, which is also a non-profit corporation, was created to operate as a homeowner’s association covering substantially all of the Fairway Hills development.

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

Finally, the institution is developing a quality assurance program to assist with compliance matters and affirm the programs and services provided at all locations.

REGULATORY MATTERS

We are subject to extensive regulation by state education agencies, accrediting commissions and the United States federal government through the U.S. Department of Education (the “Department of Education”) under the Higher Education Act of 1965, as amended, (the “Higher Education Act”). The regulations, standards and policies of these agencies cover substantially all of our operations, including the educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, finances, results of operations and financial condition.

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

In addition, several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the current requirements of the state education agency in these states, and in other states we have approvals as we have determined necessary in connection with our marketing and recruiting activities. We review the licensure requirements of other states when necessary to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the applicable state education agency and from time to time we may submit additional applications for licensure or authorization.

We also are required by the Higher Education Act to be authorized by applicable state educational agencies in South Dakota and other states where we are located to participate in Title IV programs. See “Regulatory Matters – Regulation of Federal Student Financial Aid Programs – State Authorization.” We do not believe that any of the states in which we are currently licensed or authorized, other than South Dakota, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma and Texas, are individually material to our operations. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, or in a state where we are required to maintain authorization for distance education activities, we would also lose Title IV eligibility in that state. If we are found not to be in compliance with state requirements for online learning, and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state and may have to cease providing educational programs to students in that state or may be subject to other sanctions, including fines or penalties. Compliance with these new and changing laws, regulations or interpretations related to state authorization and offering programs via online delivery could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect enrollments, revenues and our business.

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

Accreditation

We have been institutionally accredited since 1985 by the Higher Learning Commission, a regional accrediting commission recognized by the Department of Education. Our accreditation was last reaffirmed in 2008 for the maximum term of 10 years as part of a regularly scheduled reaffirmation process. In May 2010, a three-person team from the Higher Learning Commission visited the university’s central administration offices in Rapid City, South Dakota, in response to the university’s change of control request in connection with the November 2009 merger with Camden. The change of control request was approved with a visit scheduled in 2014-15. Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas, including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources and financial stability. To be recognized by the Department of Education, accrediting commissions must comply with Department of Education regulations, which require, among other things, that accrediting agencies adopt specific standards for their review of educational institutions, conduct peer review evaluations of institutions and publicly designate those institutions that meet their criteria. An accredited school is subject to periodic review by its accrediting commissions to determine whether it continues to meet the performance, integrity and quality required for accreditation.

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

The reauthorization of the Higher Education Act in 2008, and final regulations issued by the Department of Education, in October of 2009, which became effective July 1, 2010, require accrediting commissions to monitor the growth of institutions that they accredit. The Higher Learning Commission requires all affiliated institutions, including us, to complete an annual data report. If the non-financial data, particularly enrollment information, and any other information submitted by the institution indicate problems, rapid change or significant growth, the Higher Learning Commission staff may require that the institution address any concerns arising from the data report in the next self-study and visit process or may recommend additional monitoring. In addition, the Department of Education issued regulations, became effective July 1, 2010, that require the Higher Learning Commission to notify the Department of Education if an institution accredited by the Higher Learning Commission that offers distance learning programs, such as us, experiences an increase in its headcount enrollment of 50% or more in any fiscal year. The Department of Education may consider that information in connection with its own regulatory oversight activities.

In December 2009, the Department of Education Office of Inspector General, (Office of Inspector General”), issued an “Alert Memorandum,” calling into question the Higher Learning Commission’s compliance with the applicable Department of Education regulations related to the Higher Learning Commission’s status as recognized by the Department of Education. Although this matter has not been formally resolved, we cannot speculate as to the impact on us or other institutions accredited by the Higher Learning Commission if the Higher Learning Commission’s recognition as an accrediting commission were to be limited, suspended, or terminated by the Department of Education.

In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the Higher Learning Commission at the institutional level, we also had the following specialized accreditations as of May 31, 2012:

Specialized or Programmatic Accreditation	Accrediting Body
Business Degree Programs (Associate of Applied Science, Bachelor of Science, Master of Management, Master of Business Administration degrees)	International Assembly for Collegiate Business Education

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

The paralegal studies programs offered at our campuses in Rapid City and Sioux Falls, South Dakota, are approved by the American Bar Association.

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

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action and Changes in Department of Education Regulations. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years, and the most recent reauthorization occurred in August 2008. In addition, Congress must determine funding levels for Title IV programs on an annual basis and can change the laws governing Title IV programs at any time. For example, on June 14, 2012, the U.S. Senate Committee on Appropriations passed legislation that, if ultimately enacted into law, would prohibit postsecondary educational institutions, including us, from using federal funds for marketing, advertising and recruiting expenses. Apart from Title IV programs, eligible veterans and military personnel may receive educational benefits for the pursuit of higher education. A reduction in federal funding levels for Title IV programs, or for programs providing educational benefits to veterans and military personnel, could reduce the ability of some students to finance their education. Any action by Congress that significantly reduces Title IV program funding or the ability of our students to participate in Title IV programs could have a material effect on our enrollments, business, financial condition and results of operations. Congressional action also may require us to modify our practices in ways that could increase administrative costs and reduce profit margins, which could have a material effect on our business, financial condition and results of operations.In recent years, Congress has placed increased focus on the role that for-profit educational institutions play in higher education. For example, on June 17, 2010, the Education and Labor Committee of the House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the Senate (the “HELP Committee”), released a report entitled “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. On June 21, 2010, the Chairmen of each of these committees, together with other members of Congress, requested the Government Accountability Office (the “GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. On August 4, 2010, the HELP Committee held an additional hearing in its series, focusing on student recruiting at for-profit schools, and the GAO released a report entitled “For-Profit Colleges: Undercover Testing Finds Colleges Encouraged Fraud and Engaged in Deceptive Marketing Practices.” These hearings and the GAO review are not formally related to any rulemaking by the Department of Education, but could lead to new or additional regulatory focus on proprietary educational institutions.

The HELP Committee also requested information from 30 proprietary educational institutions, including us. The request sought information to more accurately understand how we use federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV funds and manage compliance with the requirement that no more than 90% of revenues come from Title IV funds. The request also sought an understanding of the number of students who complete or graduate from programs offered by us, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In furtherance of this, the HELP Committee requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. We cooperated with the HELP Committee’s request and endeavored to provide the requested information in a manner that does not compromise our sensitive proprietary operating and other information.

Based on the information provided by proprietary educational institutions in response to the HELP Committee’s request, the HELP Committee released a report entitled “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” On June 7, 2011, the HELP Committee held another hearing on financial outcomes of students at for-profit colleges. Most recently, on July 30, 2012, the HELP Committee released a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success,” analyzing the information submitted by all 30 of the companies from which it requested information.

Congress and the executive branch have also focused on educational benefits for military personnel and veterans. On December 8, 2010, Senator Harkin’s staff released a memorandum entitled “Benefitting Whom? For-Profit Education Companies and the Growth of Military Educational Benefits.” On May 19, 2011, Senator Harkin spoke on the Senate floor regarding marketing practices employed by for-profit colleges with respect to veterans. In September 2011, a subcommittee of the U.S. Senate Homeland Security and Government Affairs Committee conducted hearings covering the quality of education provided by proprietary institutions and treatment of educational benefits for military personnel for purposes of the 90/10 Rule on institutional eligibility for Title IV programs. On April 27, 2012, in response to alleged abusive recruiting practices by for-profit institutions, President Obama signed an executive order aimed at providing military personnel, veterans and their family members with the resources they need to make an informed decision about their educational prospects and other protections (the “Executive Order”). The Executive Order requires the Department of Education, the Department of Defense and the Department of Veterans Affairs to establish and implement “Principles of Excellence” to apply to educational institutions receiving funding from federal military and veterans educational benefits programs. The goals of the “Principles of Excellence” are broadly stated in the Executive Order and relate to disclosures on costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. Educational institutions are required to indicate whether or not they intend to comply with these Principles of Excellence by response to the Department of Veterans Affairs. This response initially was required by June 30, 2012, but the deadline was subsequently extended to August 1, 2012. We have responded that we intend to comply with the Principles of Excellence, as veterans and service members are valued constituencies within our student and prospective student populations. Also, on May 16, 2012, the U.S. House Veterans’ Affairs Subcommittee on Economic Opportunity conducted a hearing focusing on the Executive Order and on recruitment of veterans and active duty military personnel. Additional hearings in the future by these committees may continue to increase Congressional focus on for-profit educational institutions. We cannot predict whether, or the extent to which, these hearings and review will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially affected.

On October 29, 2010, following a negotiated rulemaking process that had commenced in May 2009, the Department published final regulations (the “Final Rules”) pertaining to a number of Title IV program integrity issues. Negotiated rulemaking is a process whereby the Department of Education consults with members of the postsecondary education community to identify issues of concern and attempts to agree on proposed regulatory revisions to address those issues before the Department of Education formally proposes any regulations. If the Department of Education and negotiators cannot reach consensus on the entire package of draft regulations, the Department of Education is authorized to propose regulations without being bound by any agreements made in the negotiation process. The Final Rules became effective July 1, 2011. On June 13, 2011, the Department of Education published final regulations defining the meaning of “gainful employment” for the purpose of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation, which were to be effective on July 1, 2012 (the “Gainful Employment Rule”). However, on June 30, 2012, a Federal District Court vacated the Gainful Employment Rule. As a result, the Gainful Employment Rule is not presently in effect, pending the final outcome of the underlying litigation and any additional actions by the Department of Education.

Compliance with these and other new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material effect on our business. We believe the following Title IV program regulations and requirements are likely to have the most impact on our business:

Incentive Compensation. An educational institution that participates in Title IV programs may not make any commission, bonus or other incentive payments to any persons or entities involved in recruitment or admissions activities or in the awarding of financial aid. Historically, the Department of Education had recognized 12 “safe harbor” provisions that specify certain activities and arrangements that were deemed to be permissible incentive compensation. As a result of the Final Rules, these 12 safe harbors were eliminated effective as of July 1, 2011. The Department of Education effectively took the position that any commission, bonus or other incentive compensation based in any part, directly or indirectly, on securing enrollment or awarding financial aid is inconsistent with the prohibition against incentive compensation payment in the Higher Education Act. The Department of Education contends that institutions do not need to rely on these safe harbors and can instead determine if compensation is permissible under the Higher Education Act by considering (1) whether it is a commission, bonus or other incentive payment (meaning an award of money or something of value, other than a fixed salary or wages), paid or given for services rendered and (2) if so, whether that commission, bonus or other incentive payment is given to a person based in any part, directly or indirectly, upon securing enrollments or awarding financial aid. The prohibition against incentive compensation applies to any person engaged in student recruitment or admissions activities or in making financial aid award decisions, and any higher level employees with responsibility for such activities.

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

In addition, in recent years, several for-profit education companies have been faced with whistleblower lawsuits under the Federal False Claims Act, known as “qui tam” cases, by current or former employees alleging violations of the prohibition against incentive compensation. In such cases, the whistleblower’s claims are reviewed under seal by the Department of Justice for potential intervention. If the Department of Justice elects to intervene, it assumes primary control over the litigation. In August 2011, the Department of Justice intervened in a qui tam matter pending against another for-profit education company claiming violations of the incentive compensation prohibition. These types of claims against for-profit educational companies, and the Department of Justice’s interest in intervention, are expected to increase in the future. If the Department of Education were to determine that we violated this requirement of Title IV programs, or if we were to be found liable in a False Claims action alleging a violation of this law, or if any third parties we have engaged were to violate this law, we could be fined or sanctioned by the Department of Education or subjected to other monetary liability or penalties that could be substantial, including the possibility of treble damages under a False Claims action, any of which could harm our reputation, impose significant costs and have a material effect on our business, financial condition and results of operations.

State Authorization. To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located, in accordance with the Department of Education’s regulations. Among other things, the Final Rules require that institutions demonstrate specific state authorization to operate educational programs beyond secondary education and clarify what is required for an institution to be considered “legally authorized” in a state for purpose of participation in Title IV programs. Specifically, the Final Rules provide that, effective July 1, 2011, the Department of Education would consider an institution to be legally authorized by a state if the state has a process, applicable to all institutions except tribal and federal institutions, to review and appropriately act on complaints concerning the institution and to enforce applicable state laws, and the institution further satisfies one of the following requirements:

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

In South Dakota, where our operations are headquartered and we maintain several physical facilities, the state historically had not specifically authorized the degrees or other educational programs of private, regionally accredited institutions of higher education. On March 3, 2012, the Governor of South Dakota signed a bill passed by the South Dakota Legislature during its 2012 Legislative Session that, among other things, expressly authorizes certain named institutions, including us, to provide postsecondary educational programs in South Dakota. In addition to South Dakota, we operate physical facilities offering educational programs in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, and Texas. In each of these states, we maintain the required authorizations to offer our educational programs under state law. With respect to New Mexico, we are currently exempt under state law from a requirement to be licensed by the New Mexico Higher Education Department because of our regional accreditation by the Higher Learning Commission. However, in order to comply with the Final Rules, we intend to submit an application for licensure to the New Mexico Higher Education Department.

Where required under applicable law, these authorizations from state educational agencies are very important to us. To maintain requisite state authorizations, we are required to continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. Failure to comply with applicable requirements of the state educational agencies in South Dakota, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma and Texas could result in us losing our authorization to offer educational programs in those states. If that were to occur, the applicable state educational agency could force us to cease operations in that state. Even if the applicable state educational agency does not require the university to cease operations on an immediate basis, the loss of authorization by the state educational agency in such state would then cause our campuses in such state to lose eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state. Alternatively, the state educational licensing agencies could restrict our ability to offer certain degree programs. Additionally, if the Department of Education were to determine that our authorizations in South Dakota, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma and Texas did not satisfy the state authorization requirements of the Final Rules, the campuses in the relevant states could lose their eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state.

The Final Rules also included a requirement that an institution meet any state authorization requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction as a condition of awarding Title IV funds to students in that state. In July 2011, a Federal District Court issued an order vacating the regulation, which was sustained in June 2012 by the United States Court of Appeals for the District of Columbia Circuit. The Department of Education may further appeal the court’s decision, proceed to promulgate the requirement through a supplemental rulemaking process, or both. Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained approvals or exemptions, or are currently in the process of obtaining such approvals or exemptions, that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose state licensure or authorization by that state, which could prohibit us from recruiting prospective students or offering services to current students in that state. We could also be subject to other sanctions, including restrictions on activities in that state, fines and penalties. We review the licensure requirements of other states when we believe that it is appropriate to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies. New laws, regulations or interpretations related to offering educational programs online could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect our enrollments and revenues and have a material effect on our business.

Misrepresentation. An institution participating in Title IV programs is prohibited from making misrepresentations regarding the nature of its educational programs, the nature of financial charges and availability of financial assistance, or the employability of graduates. A misrepresentation is defined in the regulations as any false, erroneous or misleading statement to any student or prospective student, any member of the public, an accrediting agency, a state agency or the Department of Education, and, significantly, the Final Rules as promulgated by the Department of Education defined misleading statements to broadly include any statements that have a likelihood or tendency to deceive or confuse. However, in June 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the regulation insofar as it defined misrepresentation to include true and nondeceitful statements that have only the tendency or likelihood to confuse. If we – or any entity, organization, or person with whom we have an agreement to provide educational programs or to provide marketing, advertising, recruiting, or admissions services – commit a misrepresentation for which a person could reasonably be expected to rely, or has reasonably relied, to that person’s detriment, the Department of Education could initiate proceedings to revoke our institutions’ Title IV eligibility, deny applications made by our institutions, impose fines, or initiate a limitation, suspension or termination proceeding against us. Further, although the Department of Education claims not to have created any private right of action, the misrepresentation regulations as modified by the Final Rules could increase risk of qui tam actions under the False Claims Act.

Gainful Employment. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detail. The Gainful Employment Rule, as published by the Department of Education, defines “gainful employment” using two metrics, one based on debt-to-income ratios and the other based on repayment rates. Under the rule as published, an educational program is considered to lead to gainful employment in a recognized occupation if it meets one of the following metrics: (1) loan repayment rate – at least 35% of former students are repaying their loans; or (2) debt to earnings ratio – either (a) the estimated annual loan repayment of a typical graduate does not exceed 30% of his or her discretionary annual income, or (b) the estimated annual loan payment of a typical graduate does not exceed 12% of his or her annual earnings. These standards were scheduled to become effective on July 1, 2012. However, as described in more detail below, a Federal District Court on June 30, 2012 vacated the Gainful Employment Rule. It therefore is not presently in effect, pending the final outcome of the underlying litigation and any additional actions by the Department of Education.

Under the Gainful Employment Rule as published by the Department of Education, if an educational program fails both the loan repayment or debt to earnings metrics, after one failure, the institution must provide an oral or written warning to students disclosing the amount by which the program missed minimal acceptable performance and the program’s plans for improvement. The institution must also establish a three day waiting period before a student can enroll after receiving this disclosure. After two failures in three years, the institution must provide a written warning to prospective and enrolled students in the failing program, stating the plans the institution intends to take in response, the risks associated with enrolling or continuing in the program, that students “should expect to have difficulty repaying” their loans and, if the institution chooses to discontinue the program at this stage, notice to students with a timeline for discontinuation. After three failures in four years, the program loses eligibility for Title IV Program funds. Once a program has lost eligibility, an institution cannot reestablish the program’s Title IV eligibility for at least three years. On June 21, 2012, the Department of Education released data to educational institutions showing the calculation of gainful employment metrics for the 2011 measurement year for each of the institutions’ covered programs. These 2011 metrics were released for informational purposes only, as the Gainful Employment Rule were to be effective on July 1, 2012. The informational metrics for 2011 were based on data reported by us relating to federal fiscal years 2007 and 2008. This informational data indicates that all of our educational programs covered by the relevant reporting period prepared students for gainful employment in the manner set forth in the Gainful Employment Rule.

On June 30, 2012, a Federal District Court vacated the Gainful Employment Rule, finding that the loan repayment metric was arbitrary and capricious, and, further, that the loan repayment and debt-to-income metrics were not severable from each other. As a result, the Gainful Employment Rule is not presently in effect. The court did find, however, that the Department of Education possesses statutory authority to define “gainful employment” by regulation and to develop specific metrics as part of such regulations. The Department of Education may appeal the court’s decision, re-promulgate gainful employment standards in a manner that addresses the court’s findings, or both. If the decision of the Federal District Court is reversed on appeal, the Department of Education may establish a new effective date for the Gainful Employment Rule. We therefore are unable to speculate on the outcome of this litigation, the future applicability of the Gainful Employment Rule or other similar standards, or its ultimate effect on our business.

Not withstanding the 2011 informational data and the above-described Federal District Court decision, the failure of any of our educational programs to satisfy any gainful employment regulations applicable in the future could render that program or programs ineligible for Title IV program funds. Additionally, the 2011 informational data and any future gainful employment data released by the Department of Education could influence current students not to continue their studies, discourage prospective students from enrolling in our programs or negatively impact our reputation. If a particular educational program ceased to become eligible for Title IV Program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may be required to cease offering that program. If the Gainful Employment Rule were to be reinstated, we may have to substantially increase our efforts to promote student loan repayment to ensure continued eligibility for certain programs to remain eligible for Title IV funding. Any of these events could materially increase our costs of doing business, cause decreased enrollments, and have a material effect on our business, financial condition and results of operations.

Department of Education Review of New Programs. Under regulations adopted by the Department of Education that were effective July 1, 2011, any educational institution that seeks to provide Title IV program funds to students enrolled in a new program that prepares students for gainful employment in a recognized occupation, which include all programs offered by us, must submit a notice to the Department of Education at least 90 days before the expected first day of class. These requirements were vacated by a Federal District Court on June 30, 2012 as part of a decision regarding the Gainful Employment Rule, and thus are not presently in effect. However, we are currently provisionally certified by the Department of Education and remain subject to certain program approval requirements otherwise applicable to provisionally certified institutions Any delay in obtaining a required Department of Education approval could delay the introduction of the program, which could negatively affect our growth and our ability to respond to emerging employment trends and add programs that are responsive to those trends, which in turn could decrease our attractiveness to certain students.

Additional Provisions of the Final Rules. In addition to the issues specifically addressed above, the Final Rules regarding Title IV program integrity include provisions regarding the definition of a credit hour; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. The Department of Education also routinely issues “Dear Colleague Letters” to provide guidance on certain areas of final regulations. This guidance is intended to assist institutions with understanding the regulations in these areas and does not change any of the regulations. The Department of Education has issued numerous Dear Colleague Letters to provide guidance on the Final Rules. Compliance with the Final Rules or lack of sufficient guidance for compliance by the Department of Education, could have a material effect on our business. Uncertainty surrounding application of the Final Rules, interpretive regulations or guidance by the Department of Education may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material effect on our business, financial condition and results of operations.

Additional Rulemaking. On September 27, 2011, the Department of Education published a Notice of Proposed Rulemaking (“NPRM”) to amend regulations for institutional eligibility under the Higher Education Act and to streamline the application and approval process for new programs, as required by the Gainful Employment Rule. The public comment period ended on November 14, 2011, and the Department of Education has not yet published final regulations. In light of the Federal District Court decision of June 30, 2012 that vacated the Gainful Employment Rule, it is unclear whether or when the Department of Education will publish such final regulations.

On October 26, 2011, the Department of Education announced the establishment of a negotiated rulemaking panel regarding Teacher Preparation and TEACH Grant Programs. On April 12, 2012, after meeting in January, February and April 2012, participants acknowledged that they were unlikely to reach consensus on a set of proposals. As a result, the Department of Education can issue proposed regulations without regard to any compromises reached during the negotiated rulemaking. The Department of Education’s publication of a proposed rule in the Federal Register following the failure of the negotiated rulemaking committee to reach consensus remains pending.

On October 28, 2011, the Department of Education announced the establishment of another negotiated rulemaking panel to consider certain proposed changes to regulations governing Title IV student loan programs. This rulemaking panel met in January, February and March 2012 to consider changes to certain regulations in those areas. At its final meeting in March 2012, the panel reached consensus on changes to regulations to implement a “Pay As You Earn” loan repayment initiative, to incorporate statutory changes in the income-based repayment plan provisions, to make certain improvements in the administration of the income-based repayment and income-contingent repayment plans, and to overhaul the process for loan discharges based on total and permanent disability of the borrower. On July 17, 2012, the Department of Education published a proposed rule in the Federal Register reflecting the consensus of the negotiated rulemaking committee, for which the public comment period expires on August 16, 2012.

On May 1, 2012, the Department of Education announced its intention to establish an additional negotiated rulemaking committee to develop additional regulations to prevent fraud and otherwise ensure proper use of Title IV program funds. The Department held public hearings on May 23 and 31, 2012 at which interested parties presented issues for consideration by the rulemaking committee, whose establishment remains pending.

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

Based on our composite score for fiscal year ended May 31, 2007 and continuing for our fiscal year ended May 31, 2008, the Department of Education determined that we failed to meet the standards of financial responsibility. The Department of Education therefore required us to participate in Title IV programs under an alternative basis of financial responsibility requiring provisional certification, the posting of a letter of credit representing 10% of the Title IV program funds received by us during our most recently completed fiscal year, the receipt of Title IV program funds under the heightened cash monitoring payment method and compliance with certain other reporting requirements. Based on our audited financial statements for the fiscal year ended May 31, 2009, which indicated our composite score for such fiscal year was 1.6, the Department of Education informed us by a letter dated January 14, 2010 that we were no longer required to maintain a letter of credit, receive Title IV program funds under the heightened cash monitoring payment method or be subject to certain other reporting requirements Our audited financial statements for the fiscal years ended May 31, 2012 and May 31, 2011indicated our composite scores for such fiscal years were 2.7 and 3.0, respectively. We remain provisionally certified, however, as a result of the transaction described in “Corporate Information”.

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

The “90/10” Rule. A requirement of the Higher Education Act commonly referred to as the “90/10” Rule provides that an institution loses its eligibility to participate in Title IV programs, if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues for any fiscal year from Title IV program funds. This rule applies only to for-profit postsecondary educational institutions, including us. Prior to the August 2008 reauthorization of the Higher Education Act, an institution that violated the rule became ineligible to participate in Title IV programs as of the first day of the fiscal year following the fiscal year in which it exceeded the 90% threshold, and it was unable to apply to regain its eligibility until the next fiscal year. If an institution exceeded the 90% threshold for a fiscal year and it and its students had received Title IV funds for the next fiscal year, it was required to return those funds to the applicable lender or the Department of Education. The August 2008 reauthorization of the Higher Education Act included significant revisions to the “90/10 Rule,” effective upon the date of the law’s enactment. Under the revised law, an institution is subject to loss of eligibility to participate in Title IV programs only if it exceeds the 90% threshold for two consecutive fiscal years, and an institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification.

Using the Department of Education’s formula under the “90/10 Rule,” for our 2010, 2011 and 2012 fiscal years, we derived approximately 76%, 79% and 85%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues NAU receives from Title IV programs, which could make it more difficult for us to satisfy the “90/10 Rule.” In addition, economic downturns that adversely affect students’ employment circumstances could also increase their reliance on Title IV programs. However, such effects may be mitigated by other provisions of the recent Higher Education Act reauthorization that allow institutions, when calculating their compliance with this revenue test, to include more non-Title IV revenues, such as revenues from institutional loans under certain circumstances.

Student loan defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if defaults by its students on the repayment of loans received through either the Federal Family Education Loan (“FFEL”) Program or the Federal Direct Loan programs exceed certain levels. For each federal fiscal year, the Department of Education calculates a rate of student defaults on such loans for each institution, known as a “cohort default rate.” An institution’s cohort default rate for a federal fiscal year is calculated by determining the rate at which borrowers who became subject to their repayment obligation in that federal fiscal year defaulted by the end of the following federal fiscal year. Before July 1, 2010, we participated in both the FFEL and Federal Direct Loan programs. As of July 1, 2010, following the elimination of the FFEL program under federal law, we participate only in the Federal Direct Loan program. Defaults by students on the repayment of loans received through the FFEL program still will be counted; however, in the calculation to determine our eligibility to participate in the Federal Direct Loan program.

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

If an institution’s cohort default rate equals or exceeds 25% in any single federal fiscal year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds, but it does subject an institution to closer review by the Department of Education if the institution applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. Additionally, the Department of Education may revoke the certification of a provisionally-certified institution without advance notice if the Department of Education determines that the institution is not fulfilling material Title IV program requirements. We were approved to participate in the FFEL program before its expiration on July 1, 2010, and we currently are approved to participate in the Federal Direct Loan program. The potential sanctions discussed in this section are based on the combined cohort default rate for loans issued to students under both the FFEL program and the Federal Direct Loan program. Our official cohort default rates for the 2009, 2008 and 2007 federal fiscal years (the most recent federal fiscal years for which official cohort default rates as measured over two federal fiscal years of borrower repayment have been issued by the Department of Education) were 14.1%, 9.8% and 8.2%, respectively.

The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning FFEL and Federal Direct Loan cohort default rates. Under the revised law, the period for which students’ defaults on their loans are included in the calculation of an institution’s cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. During a transition period covering the cohort default rate for federal fiscal years 2009, 2010 and 2011, the Department of Education is calculating and issuing to institutions their cohort default rates under both the former and revised methodologies. The Department of Education is expected to calculate and issue institutions’ cohort default rates for federal fiscal year 2009 as measured over three federal fiscal years of borrower repayment in September 2012. The revised law also increased the threshold for ending an institution’s participation in the relevant Title IV programs from 25% to 30%, effective in 2012.

The Department of Education generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. On February 25, 2012, we received notice that our draft cohort default rate for students who entered repayment during the federal fiscal year ended September 30, 2010, measured over two federal fiscal years of borrower repayment, was 15.8%. On March 5, 2012, we received notice that our draft cohort rate for students who entered repayment during the federal fiscal year ended September 30, 2009, measured over three federal fiscal years of borrower repayment, was 23.2%. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates which are typically issued annually in September.

Compliance reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, institutional and programmatic accreditors, state licensing agencies, agencies that have previously guaranteed FFEL loans, various state approving agencies for financial assistance to veterans and accrediting commissions. As part of the Department of Education’s ongoing monitoring of institutions’ administration of Title IV programs, the Higher Education Act also requires institutions to annually submit to the Department of Education a Title IV compliance audit conducted by an independent certified public accountant in accordance with applicable federal and Department of Education audit standards. In addition, to enable the Department of Education to make a determination of an institution’s financial responsibility, each institution must annually submit audited financial statements prepared in accordance with Department of Education regulations.

Department of Education Program Review. From time to time, institutions that participate in the Title IV programs of federal student financial assistance are subject to program reviews by the Department of Education. In March 2011, the Department of Education announced a program review site visit for NAU, which occurred in April 2011. The periods covered by the program review were the 2008-2009, 2009-2010 and 2010-2011 Title IV award years (with each award year commencing July 1 and ending June 30). The Department of Education’s preliminary program review report contained findings regarding the manner in which we calculated returns of Title IV program funds for online students that withdrew before completing their educational program, certain discrepancies between our published campus crime statistics and similar information on its website, and aspects of its written policy on returns of Title IV program funds. With respect to the first finding, we were required to perform a full file review for each of the three award years reviewed and, where necessary, revise the last date of attendance and prior returns of Title IV funds calculations for online students. We submitted the results of this file review and its responses to the program review findings on October 19, 2011. On February 3, 2012, the Department of Education requested certain additional documentation to facilitate resolution of the program review, which we provided on March 20, 2012. On May 30, 2012, the Department of Education issued a final program review determination letter requiring us to return an aggregate amount of $335,675 to the Department of Education and applicable FFEL lenders, which was completed within 45 days of the final program review determination letter, as required by the Department of Education.

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

Potential effect of regulatory violations. If we fail to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring NAU to the reimbursement or cash monitoring method of payment, requiring us to repay Title IV program funds, requiring us to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against us, initiating proceedings to impose a fine or to limit, suspend or terminate our participation in Title IV programs or referring the matter for civil or criminal prosecution. Because we are provisionally certified to participate in Title IV programs, the Department of Education may revoke our certification without advance notice or advance opportunity for us to challenge that action. If such sanctions or proceedings were imposed against us and resulted in a substantial curtailment or termination of our participation in Title IV programs, our enrollments, revenues and results of operations could be materially affected.

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

Under regulations adopted by the Department of Education that were effective July 1, 2011, any educational institution that seeks to provide Title IV program funds to students enrolled in a new program that prepares students for gainful employment in a recognized occupation, which include all programs offered by NAU, must submit a notice to the Department of Education at least 90 days before the expected first day of class. These requirements were vacated by a Federal District Court on June 30, 2012 as part of a decision regarding the final gainful employment regulations, and thus are not presently in effect. However, as a separate condition for an institution to participate in Title IV programs on a provisional basis, as in our case, the Department of Education can require prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution that is required to obtain the Department of Education’s advance approval for the addition of a new program or new location fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program or enrolled at that location. Additionally, any delay in obtaining a required Department of Education approval could delay the introduction of the program, which could negatively impact our enrollment growth.

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

We are currently provisionally certified to participate in Title IV programs through December 31, 2012. Our status beyond that point depends on whether the Department of Education determines at that time that we are fully satisfying all of the Department of Education eligibility and certification standards.

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

For our fiscal year ended May 31, 2012, we derived approximately 85% of our revenues (calculated on a cash basis) from federal student financial aid programs, known as Title IV programs, administered by the United States Department of Education, or the Department of Education. A significant percentage of our students rely on the availability of Title IV program funds to finance their cost of attending NAU. To participate in Title IV programs, a postsecondary institution must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, NAU’s operations and programs are regulated by other state education agencies and additional accrediting commissions. We are subject to extensive regulation by the education agencies of multiple states, the Higher Learning Commission of the North Central Association of Colleges and Schools, or the Higher Learning Commission, which is our institutional accrediting commission, various specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs and change our ownership structure.

The agencies and commissions that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we interpret or apply these requirements. Any misinterpretation by us of regulatory requirements could adversely affect our business, financial condition and results of operations. If we fail to comply with any of these regulatory requirements, we could suffer financial penalties, limitations on our operations, loss of accreditation, termination of or limitations on our ability to grant degrees and certificates, or limitations on or termination of our eligibility to participate in Title IV programs, each of which could materially affect our business, financial condition and results of operations. In addition, if we are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our enrollments and materially affect our business, financial condition and results of operations. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

If we lose our eligibility to participate in Title IV programs for any reason, we would experience a dramatic and adverse decline in revenue, financial condition, results of operations and future growth prospects. Furthermore, we would be unable to continue our business as it currently is conducted, which would be expected to have a material effect on our ability to continue as a going concern.

Congress may revise the laws governing Title IV programs or reduce funding for those programs and the Department of Education may revise its regulations administering Title IV programs, any of which could reduce our enrollment and revenue and increase costs of operations.

Political and budgetary concerns significantly affect Title IV programs. The Higher Education Act of 1965, as amended, which is a federal law that governs Title IV programs, must be periodically reauthorized by Congress and was most recently reauthorized in August 2008. In October 2009, the Department of Education published final regulations implementing statutory changes from the August 2008 reauthorization relating to, among other things, the “90/10” Rule, student eligibility, disclosure requirements, the relationships between schools and lenders of private and Title IV loans, and the approval and oversight of accrediting agencies. These regulations took effect on July 1, 2010. Congress must determine funding levels for Title IV programs on an annual basis and can change the laws governing Title IV programs at any time. For example, on June 14, 2012, the U.S. Senate Committee on Appropriations passed legislation that, if ultimately enacted into law, would prohibit postsecondary educational institutions, including us, from using federal funds for marketing, advertising and recruiting expenses. Apart from Title IV programs, eligible veterans and military personnel may receive educational benefits for the pursuit of higher education. A reduction in federal funding levels for Title IV programs, or for programs providing educational benefits to veterans and military personnel, could reduce the ability of some students to finance their education. We cannot predict with certainty the nature of any new regulatory requirements, other future revisions to the law or funding levels for Title IV programs. Because a significant percentage of our revenue is and is expected to be derived from Title IV programs, any action by Congress that significantly reduces Title IV program funding or the ability of us or our students to participate in Title IV programs could have a material effect on our enrollments, business, financial condition and results of operations. Congressional action also may require us to modify our practices in ways that could increase administrative costs and reduce profit margins, which could have a material effect on our business, financial condition and results of operations.

If Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, such as private sources. We cannot provide assurance that one or more private organizations would be willing or able to provide sufficient loans to students attending one of our schools or programs, or that the interest rate and other terms of such loans would be as favorable as Title IV program loans or acceptable to our students or that such private sources would be adequate to replace the full amount of the reduction in Title IV program funding. Therefore, even if some form of private financing sources become available, our enrollment could be materially affected. In addition, private organizations could require us to guarantee all or part of this assistance resulting in additional costs to us. If we were to provide more direct financial assistance to our students, we would assume increased credit risks and incur additional costs, which could have a material effect on our business, financial condition and results of operations.

On October 29, 2010, following a negotiated rulemaking process that had commenced in May 2009, the Department published final regulations (the “Final Rules”) pertaining to a number of Title IV program integrity issues. Negotiated rulemaking is a process whereby the Department of Education consults with members of the postsecondary education community to identify issues of concern and attempts to agree on proposed regulatory revisions to address those issues before the Department of Education formally proposes any regulations. If the Department of Education and negotiators cannot reach consensus on the entire package of draft regulations, the Department of Education is authorized to propose regulations without being bound by any agreements made in the negotiation process. The Final Rules became effective July 1, 2011. On June 13, 2011, the Department of Education published final regulations defining the meaning of “gainful employment” for the purpose of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation, which were to be July 1, 2012 (the “Gainful Employment Rule”). However, on June 30, 2012, a Federal District Court vacated the Gainful Employment Rule. As a result, the Gainful Employment Rule is not presently in effect pending the outcome of the underlying litigation and any additional actions by the Department of Education. We are unable to speculate on the outcome of this litigation. We cannot predict with certainty the impact of the Final Rules, and the Gainful Employment Rule to the extent it is reinstated in the future, on our operations, nor can we predict the timing and impact of other legislative or regulatory changes. Compliance with these and other new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material effect on our business.

On September 27, 2011, the Department of Education published a Notice of Proposed Rulemaking (“NPRM”) to amend regulations for institutional eligibility under the Higher Education Act and to streamline the application and approval process for new programs, as required by the Gainful Employment Rule. The public comment period ended on November 14, 2011, and the Department of Education has not yet published final regulations. In light of the Federal District Court decision of June 30, 2012 that vacated the Gainful Employment Rule, it is unclear whether or when the Department of Education will publish such final regulations.

On October 26, 2011, the Department of Education announced the establishment of a negotiated rulemaking panel regarding Teacher Preparation and TEACH Grant Programs. On April 12, 2012, after meeting in January, February and April 2012, participants acknowledged that they were unlikely to reach consensus on a set of proposals. As a result, the Department of Education can issue proposed regulations without regard to any compromises reached during the negotiated rulemaking. The Department of Education’s publication of a proposed rule in the Federal Register following the failure of the negotiated rulemaking committee to reach consensus remains pending.

On October 28, 2011, the Department of Education announced the establishment of another negotiated rulemaking panel to consider certain proposed changes to regulations governing Title IV student loan programs. This rulemaking panel met in January, February and March 2012 to consider changes to certain regulations in those areas. At its final meeting in March 2012, the panel reached consensus on changes to regulations to implement a “Pay As You Earn” loan repayment initiative, to incorporate statutory changes in the income-based repayment plan provisions, to make certain improvements in the administration of the income-based repayment and income-contingent repayment plans, and to overhaul the process for loan discharges based on total and permanent disability of the borrower. On July 17, 2012, the Department of Education published a proposed rule in the Federal Register reflecting the consensus of the negotiated rulemaking committee for which the public comment period expires on August 16, 2012.

On May 1, 2012, the Department of Education announced its intention to establish an additional negotiated rulemaking committee to develop additional regulations to prevent fraud and otherwise ensure proper use of Title IV program funds. The Department of Education held public hearings on May 23 and 31, 2012 at which interested parties presented issues for consideration by the rulemaking committee, whose establishment remains pending.

Compliance with the Final Rules, the Gainful Employment Rule to the extent it is reinstated in the future, any regulations that are promulgated through the current or future negotiated rulemaking processes, other legislation promulgated by Congress, any executive orders issued by the executive branch, and other new and changing regulations and regulatory agency measures could reduce our enrollments, increase our cost of doing business, and have a material effect on our business. We are unable to predict the timing or the proposed or final form of any regulations that the Department of Education ultimately may adopt and the impact of such regulations on our business.

Congress has recently commenced an examination of the for-profit education sector that could result in legislation or further Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that could materially affect our business.

Recently, Congress has placed increased focus on the role that for-profit educational institutions play in higher education. Congress has been holding various hearings on and requesting the GAO to conduct reviews of the proprietary education sector. As part of this investigation, on August 5, 2010, the HELP Committee requested information from 30 proprietary educational institutions, including us, in connection with the HELP Committee’s ongoing hearings relating to for–profit colleges receiving Title IV student financial aid. The request sought information to more accurately understand how we use Federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. Most recently, on July 30, 2012, the HELP Committee released a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success,” analyzing the information submitted by all 30 of the companies from which it requested information. The findings and recommendations contained in this report could negatively impact our reputation and materially affect our business. Congress and the executive branch have also focused on educational benefits for military personnel and veterans. On April 27, 2012, in response to alleged abusive recruiting practices by for-profit institutions, President Obama signed an executive order aimed at providing military personnel, veterans and their family members with the resources they need to make an informed decision about their educational prospects and other protections (the “Executive Order”). The Executive Order requires the Department of Education, the Department of Defense and the Department of Veterans Affairs to establish and implement “Principles of Excellence” to apply to educational institutions receiving funding from federal military and veterans educational benefits programs. The goals of the Principles of Excellence are broadly stated in the Executive Order and relate to disclosures on costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. Educational institutions are required to indicate whether or not they intend to comply with these Principles of Excellence by response to the Department of Veterans Affairs. This response was initially required by June 30, 2012, but the deadline was subsequently extended to August 1, 2012. We have responded that we intend to comply with the Principles of Excellence, as veterans and service members are valued constituencies within our student and prospective student populations. See “Regulatory Matters — Regulation of Federal Student Financial Aid Programs — Congressional Action and Changes in Department of Education Regulations.”

We cannot predict whether, or the extent to which, these hearings and review will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially affected.

Recent statutory and regulatory changes substantially increased reporting and other requirements that could impair our reputation and adversely affect our enrollments. Our failure to comply with or accurately interpret pertinent disclosure requirements may subject us to penalties and other sanctions.

The most recent reauthorization of the Higher Education Act, in August 2008, contains numerous revisions to the requirements governing Title IV programs. Among other things, institutions participating in Title IV programs are subject to extensive additional reporting and disclosure requirements. The Final Rules published by the Department of Education in October 2010 that became effective July 1, 2011 require a number of specific disclosures to students and prospective students regarding our educational programs. Such disclosures include the occupations that NAU’s educational programs prepare students to enter upon completing their program, total program costs and median student debt incurred for our programs, along with program completion and placement rates for our programs. Any failure by us to properly interpret these new requirements could subject us to limitation, suspension or termination of our eligibility to participate in Title IV programs, the imposition of conditions on our participation in Title IV programs, monetary liabilities, fines and penalties or other sanctions imposed by the Department of Education, which could have a material effect on our business, financial condition and results of operations. The prospect of such sanctions may cause us to conservatively interpret the new reporting requirements of Title IV programs by the Department of Education, which may limit our flexibility in operating our business.

If any of the education regulatory agencies or commissions that regulate us do not approve or delay any required approvals of transactions involving a change of control, our ability to operate or participate in Title IV programs may be impaired.

If we experience a change in control under the standards of the Department of Education, the Higher Learning Commission, any applicable state educational licensing agency, or any specialized accrediting agency commission, we must notify or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock of an institution or its parent company, and significant changes in the composition of the board of directors of an institution or its parent company. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change in control from the Department of Education, the Higher Learning Commission or applicable state educational licensing agencies could impair our ability to operate or participate in Title IV programs, which could have a material effect on our business, financial condition and results of operations. Failure to obtain, or a delay in receiving, approval of any change in control from any state in which we are currently licensed or authorized, or from any of our specialized accrediting commissions, could require us to suspend our activities in that state or suspend offering the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock, which could discourage bids for shares of our stock your shares of our stock and could have an adverse effect on the market price of our shares.

Our failure to satisfy the conditions imposed by the Higher Learning Commission with respect to its prior approval of the transaction with Dlorah could result in the loss of NAU’s accreditation by the Higher Learning Commission.

The Higher Learning Commission’s approval of the November 2009 transaction whereby Dlorah became our wholly owned subsidiary was subject to several conditions, consistent with the Higher Learning Commission’s change of ownership procedures and requirements. These conditions include: (a) that NAU file a progress report by week six of each semester providing enrollment information by degree program and by location; (b) that NAU file a contingency report if there is any decision to offer a follow-up or secondary stock offering at least 90 days prior to such an offering so that the Higher Learning Commission may assess whether there may be a subsequent change of control under the Higher Learning Commission’s policies; (c) that NAU undergo an evaluation within six months of the closing of our transaction with Dlorah focused on ascertaining the appropriateness of the approval of the change of control and of NAU’s compliance with any commitments made in the change of control application as well as with the applicable accreditation criteria and eligibility requirements; and (d) that a stipulation be added to the affiliation status of NAU limiting the programs at the Master’s degree level to existing programs and requiring NAU to seek the Higher Learning Commission’s approval for the addition of any new Master’s degrees. Any failure on our part to satisfy these conditions may result in the loss of our accreditation by the Higher Learning Commission, which would prevent us from participating in Title IV programs and could cause a significant decline in our student enrollments.

We cannot offer new programs, expand our operations into certain states or acquire additional schools if such actions are not approved by the applicable regulatory and accrediting agencies, and we may have to repay Title IV funds disbursed to students enrolled in any such programs, schools or states if we do not obtain prior approval.

Our expansion plans include offering new educational programs, expanding operations in additional states and potentially acquiring existing schools from other companies. If we are unable to obtain the necessary approvals for such new programs, operations or acquisitions from the Department of Education, the Higher Learning Commission or any applicable state educational licensing agency or accrediting commission, or if we are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and provide Title IV program funds to any affected students would be impaired, which could have a material effect on our expansion plans and growth. If we were to determine erroneously that any such action did not need approval or that we had obtained all required approvals, including all required approvals for each of our current programs and locations, we could be liable for repayment of Title IV program funds provided to students in that program or at that location.

If the Department of Education does not recertify us to continue participating in Title IV programs, our students would lose their access to Title IV program funds, or we could be recertified but required to accept significant limitations as a condition of our continued participation in Title IV programs.

The Department of Education certification to participate in Title IV programs lasts a maximum of six years, and institutions are required to seek recertification from the Department of Education on a regular basis to continue their participation in Title IV programs. An institution must also apply for recertification by the Department of Education if it undergoes a change in control, as defined by Department of Education regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Generally, the recertification process includes a review by the Department of Education of the institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The Department of Education could limit, suspend or terminate an institution’s participation in Title IV programs for violations of the Higher Education Act or Title IV regulations. Our current certification to participate in the Title IV programs, granted in connection with our transaction with Dlorah, was effective in January 2010 and expires December 31, 2012. There can be no assurance that the Department of Education will recertify us after our current period of certification or that it would not impose restrictions in connection with any such recertification. In addition, the Department of Education may take emergency action to suspend our certification without advance notice if it receives reliable information that we are violating Title IV requirements and it determines that immediate action is necessary to prevent misuse of Title IV funds. If the Department of Education does not renew or withdraws our certification to participate in Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom it could disburse such funds or impose other restrictions. Any of these outcomes could have a material effect on NAU’s enrollments and our business, financial condition and results of operations.

We would lose our ability to participate in Title IV programs if we fail to maintain our institutional accreditation, and our student enrollments could decline if we fail to maintain any of our accreditations or approvals.

An institution must be accredited by an accrediting commission recognized by the Department of Education to participate in Title IV programs. We have been granted institutional accreditation by the Higher Learning Commission, which is a regional accrediting commission recognized by the Department of Education. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Our accreditation was last reaffirmed by the Higher Learning Commission in 2008 for the maximum term of ten years. In connection with our change of control request related to our November 2009 merger with Camden, a three-person team from the Higher Learning Commission visited the university’s central administration offices in Rapid City, South Dakota. The change of control request was approved with the next comprehensive evaluation visit scheduled for 2014-15. If we fail to satisfy any of the Higher Learning Commission’s standards, including a failure to satisfy the conditions under which the Higher Learning Commission approved the November 2009 transaction, we could lose our accreditation by the Higher Learning Commission, which would cause us to lose eligibility to participate in Title IV programs and a significant decline in total student enrollments. In addition, many of our individual educational programs are also accredited by specialized accrediting commissions or approved by specialized state agencies. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material effect on our business, financial condition and results of operations.

In December 2009, the Office of Inspector General issued an “Alert Memorandum,” calling into question the Higher Learning Commission’s compliance with the applicable Department of Education regulations related to the Higher Learning Commission’s status as recognized by the Department of Education. Although this matter has not been formally resolved, we are unable to speculate as to the impact on us or other institutions accredited by the Higher Learning Commission if the Higher Learning Commission’s recognition as an accrediting commission were to be limited, suspended, or terminated by the Department of Education.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and for campuses in the state to participate in Title IV programs.

An institution must be authorized by each state in which it physically operates to participate in Title IV programs. The Department of Education historically has determined that an institution is authorized for the purpose of eligibility to participate in Title IV program eligibility if the institution’s state does not require the institution to obtain licensure or authorization to operate in the state. Under the Final Rules published by the Department of Education on October 29, 2010, the Department of Education considers an institution to be “legally authorized in a state” if, among other things:

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

In South Dakota, where our operations are headquartered and we maintain several physical facilities, the state historically had not specifically authorized the degrees or other educational programs of private, regionally accredited institutions of higher education. On March 3, 2012, the Governor of South Dakota signed a bill passed by the South Dakota Legislature during its 2012 Legislative Session that, among other things, expressly authorizes certain named institutions, including us, to provide postsecondary educational programs in South Dakota. In addition to South Dakota, we operate physical facilities offering educational programs in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, and Texas. With respect to New Mexico, we are currently exempt under state law from a requirement to be licensed by the New Mexico Higher Education Department because of our regional accreditation by the Higher Learning Commission. However, in order to comply with the Final Rules, we intend to submit an application for licensure to the New Mexico Higher Education Department. To maintain our state authorizations, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. We may need to apply for additional authorization in these or other states in which we are authorized in order to comply with the state authorization requirements in Final Rules, and the authorization process could result in unexpected delays or other setbacks that could jeopardize our Title IV eligibility. If we fail to satisfy any of these standards, we could lose our authorization from the applicable state educational agency to offer educational programs and could be forced to cease operations in such state. Such a loss of authorization would also cause our physical campus in the state to lose eligibility to participate in Title IV programs. Some states may also prescribe financial regulations that are different from those of the Department of Education and many require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, we would also lose Title IV eligibility in that state. Any such event could have a material effect on our business, financial condition and results of operations.

The Final Rules also included a requirement that an institution meet any state authorization requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction, as a condition of awarding Title IV funds to students in that state. In July 2011, a Federal District Court issued an order vacating the regulation, which was sustained in June 2012 by the United States Court of Appeals for the District of Columbia Circuit. The Department of Education may further appeal the court’s decision, proceed to promulgate the requirement through a supplemental rulemaking process, or both. We therefore cannot predict with any certainty the future effectiveness of this aspect of the Final Rules. Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained approvals or exemptions, or are currently in the process of obtaining such approvals or exemptions, that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose state licensure or authorization by that state, which could prohibit us from recruiting prospective students or offering services to current students in that state. We could also be subject to other sanctions, including restrictions on activities in that state, fines and penalties. We review the licensure requirements of other states when we believe that it is appropriate to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies. New laws, regulations or interpretations related to offering educational programs online could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect our enrollments and revenues and have a material effect on our business.

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

If we were found not to have satisfied the Department of Education’s “administrative capability” requirements, we could be limited in our access to, or lose, Title IV program funding, which could significantly reduce our enrollments and have a material effect on our business, financial condition and results of operations.

If we do not meet specific financial responsibility standards established by the Department of Education, we may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, or we could lose our eligibility to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited financial statements, and may be applied at other times, such as if the institution undergoes a change in control. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the “advance payment” method of receiving Title IV program funds to either the “reimbursement” or the “heightened cash monitoring” system, which could result in a significant delay in the institution’s receipt of those funds. Limitations on, or termination of, our participation in Title IV programs as a result of our failure to demonstrate financial responsibility would limit our students’ access to Title IV program funds, which could significantly reduce enrollments and have a material effect on our business, financial condition and results of operations.

As described in more detail under “Regulatory Matters — Regulation of Federal Student Aid Programs — Financial Responsibility,” the Department of Education annually assesses our financial responsibility through a composite score determination. Based on our composite score for fiscal year ended May 31, 2007, and continuing for our fiscal year ended May 31, 2008, the Department of Education previously determined that we failed to meet the standards of financial responsibility. As a result of this determination, the Department of Education required us to post a letter of credit equal to 10 percent of Title IV program funds we received during our most recently completed fiscal year. Based on our audited financial statements for the fiscal year ended May 31, 2009, the Department of Education informed us that we were no longer required to maintain a letter of credit. Our audited financial statements for the fiscal years ended May 31, 2012 and May 31, 2011 indicated our composite scores for such fiscal years were 2.7 and 3.0, respectively. Any obligation to post a letter of credit in the future could increase our costs of regulatory compliance. If we are unable to secure any required letter of credit, we would lose our eligibility to participate in Title IV programs, which can be expected to have a material effect on our business, financial condition and results of operations.

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

Using the Department of Education’s formula under the “90/10 Rule,” for our 2008 and 2009 fiscal years, as promulgated prior to regulatory revisions implementing the August 2008 reauthorization of the Higher Education Act, we derived approximately 68% and 72%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. For our 2011 and 2012 fiscal years, we derived approximately 79% and 85%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds.

Increases in Title IV grant and loan limits currently or in the future may result in an increase in the revenues we receive from Title IV programs. Further, a significant number of states in which we operate have faced budget constraints, which have caused or may cause them to reduce state appropriations in a number of areas, including with respect to the amount of financial assistance provided to postsecondary students, which could further increase our percentage of revenues derived from Title IV program funds. Also, the employment circumstances of our students or their parents could also increase reliance on Title IV program funds. We expect our ratio under the 90/10 Rule to continue to increase in the future. If we become ineligible to participate in Title IV programs as a result of noncompliance with the 90/10 Rule, it can be expected to have a material effect on our business, financial condition and results of operations.

We may lose our eligibility to participate in Title IV programs if our student loan default rates are too high.

An educational institution may lose its eligibility to participate in Title IV programs if, for three consecutive years, 25% or more of its students who were required to begin repayment on their student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in Title IV programs if the default rate of its students exceeds 40% for any single year. Our cohort default rates have historically been significantly below these levels, at 14.1%, 9.8% and 8.2% for federal fiscal years 2009, 2008 and 2007, the most recent federal fiscal years for which official cohort default rates as measured over two federal fiscal years of borrower repayment have been issued by the Department of Education. We cannot, however, provide any assurance that this will continue to be the case. The August 2008 reauthorization of the Higher Education Act extends by one year the period for which students’ defaults on their loans will be included in the calculation of an institution’s default rate, a change that is expected to increase most institutions’ default rates. The new law also increases the threshold for an institution to lose its eligibility to participate in Title IV programs from 25% to 30%. During a transition period covering the cohort default rates for federal fiscal years 2009, 2010 and 2011, the Department of Education is calculating and issuing to institutions their cohort default rates under both the former and revised methodologies. The Department of Education is expected to calculate and issue institutions’ official cohort default rates for federal fiscal year 2009 as measured over three federal fiscal years of borrower repayment in September 2012. As described in more detail under “Regulatory Matters — Regulation of Federal Student Aid Programs — Student Loan Defaults,” the Department of Education notified us in March 2012 that our draft cohort default rate for federal fiscal year 2009 as measured over three federal fiscal years of borrower repayment was 23.2%. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September. Any increase in interest rates or reliance on “self-pay” students, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place us in danger of losing its eligibility to participate in Title IV programs, which would have a material effect on our business, financial condition and results of operations.

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

While we believe that our compensation policies and practices have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and, in a limited number of instances, our past actions may not have been within the scope of any historic safe harbor provided in the compensation regulations.

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

An institution participating in Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or the Department of Education in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned for a sufficient percentage of students, we may have to post a letter of credit in favor of the Department of Education equal to 25% of Title IV program funds that should have been returned for such students in the prior fiscal year, and we could be fined or otherwise sanctioned by the Department of Education. If we do not correctly calculate and timely return unearned Title IV program funds, we may have to post letters of credit in favor of the Department of Education, may be liable for repayment of Title IV funds and related interest and may otherwise be subject to adverse actions by the Department of Education, including termination of our participation in Title IV programs, any of which could increase our cost of regulatory compliance and have a material effect on our business, financial condition and results of operations.

We or certain of our educational programs may lose eligibility to participate in the Title IV programs if our educational programs are not shown to lead to “gainful employment” in a recognized occupation.

Under the Higher Education Act, proprietary schools are generally eligible to participate in Title IV programs only to the extent that their educational programs lead to “gainful employment” in a recognized occupation. On June 13, 2011, the Department of Education published the final Gainful Employment Rule defining “gainful employment” using two metrics, one based on debt-to-income ratios and the other based on repayment rates. These standards were scheduled to become effective on July 1, 2012. However, as described in more detail below, on June 30, 2012, a Federal District Court vacated the Gainful Employment Rule. It therefore is not presently in effect, pending the final outcome of the underlying litigation and any additional actions by the Department of Education. See “Regulatory Matters — Regulation of Federal Student Financial Aid Programs — Gainful Employment.” Under the Gainful Employment Rule as promulgated by the Department of Education, if an educational program fails both the loan repayment or debt to earnings metrics, after one failure, the institution must provide an oral or written warning to students disclosing the amount by which the program missed minimal acceptable performance and the program’s plans for improvement. The institution must also establish a three day waiting period before a student can enroll after receiving this disclosure. After two failures in three years, the institution must provide a written warning to prospective and enrolled students in the failing program, stating the plans the institution intends to take in response, the risks associated with enrolling or continuing in the program, that students “should expect to have difficulty repaying” their loans and, if the institution chooses to discontinue the program at this stage, notice to students with a timeline for discontinuation. After three failures in four years, the program loses eligibility for Title IV Program funds. Once a program has lost eligibility, an institution cannot reestablish the program’s Title IV eligibility for at least three years.

On June 21, 2012, the Department of Education released data to educational institutions showing the calculation of gainful employment metrics for the 2011 measurement year for each of the institutions’ covered educational programs. These 2011 metrics were released for informational purposes only, as the Gainful Employment Rule was to be effective on July 1, 2012. The informational metrics for 2011 were based on data reported by us relating to federal fiscal years 2007 and 2008. This informational data indicates that all of our educational programs covered by the relevant reporting period prepared students for gainful employment in the manner set forth in the Gainful Employment Rule.

On June 30, 2012, a Federal District Court vacated the Gainful Employment Rule, finding that the loan repayment metric was arbitrary and capricious, and, further, that the loan repayment and debt-to-income metrics were not severable from each other. As a result, the Gainful Employment Rule is not presently in effect. The court did find, however, that the Department of Education possesses statutory authority to define “gainful employment” by regulation and to develop specific metrics as part of such regulations. The Department of Education may appeal the court’s decision, re-promulgate gainful employment standards in a manner that addresses the court’s findings, or both. If the decision of the Federal District Court is reversed on appeal, the Department of Education may establish a new effective date for the Gainful Employment Rule. We therefore are unable to speculate on the outcome of this litigation, the future applicability of the Gainful Employment Rule or other similar standards, or its ultimate effect on our business.

The Gainful Employment Rule as promulgated by the Department of Education also provided that any educational institution that seeks to provide Title IV program funds to student enrolled in a new program that prepares students for gainful employment in a recognized program, which includes all programs offered by us, must submit a notice to the Department of Education at least 90 days before the expected first day of class. These requirements were also vacated by a Federal District Court on June 30, 2012, as part of the above-described court decision, and thus presently are not in effect. However, we are currently provisionally certified by the Department of Education and remain subject to certain program approval requirements otherwise applicable to provisionally certified institutions. Any delay in obtaining a required Department of Education approval could delay the introduction of the program, which could negatively affect our growth and our ability to respond to emerging employment trends and add programs that are responsive to those trends, which in turn could decrease our attractiveness to certain students.

Notwithstanding the 2011 informational data and the above-described Federal Court decision, the failure of any of our programs to satisfy any gainful employment regulations applicable in the future could render that program or programs ineligible for Title IV program funds. Additionally, the 2011 informational data and any future gainful employment data released by the Department of Education could influence current students not to continue their studies, discourage prospective students from enrolling in our programs or negatively impact our reputation.

We continue to evaluate the impact of these rules on our business and to monitor developments in this area. It is unclear at this time the level of administrative burden, increased costs, or effect on growth and enrollments that may result from these new reporting and disclosure requirements. There remain many open questions and interpretive issues with respect to these aspects of the final regulations. It is possible that the Gainful Employment Rule, to the extent it is reinstate in the future, could render a significant number of our programs, and many programs offered by other proprietary educational institutions, ineligible for Title IV funding. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income levels of our former students, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may be required to cease offering that program. We may have to substantially increase our efforts to promote student loan repayment to ensure continued eligibility for certain programs to remain eligible for Title IV funding. We could also be required to increase disclosures to our students and prospective students, and our program growth could be restricted or compromised. Any of these events could materially increase our costs of doing business, cause decreased enrollments, and have a material effect on our business, financial condition and results of operations.

We could be held liable for any misrepresentation regarding the nature of our educational programs, financial charges and financial assistance or the employability of our graduates.

An institution participating in Title IV programs is prohibited from making misrepresentations regarding the nature of its educational programs, the nature of financial charges and availability of financial assistance, or the employability of graduates. A misrepresentation is defined in the regulations as any false, erroneous or misleading statement to any student or prospective student, any member of the public, an accrediting agency, a state agency or the Department of Education, and, significantly, the Final Rules as promulgated by the Department of Education defined misleading statements to broadly include any statements that have a likelihood or tendency to deceive or confuse. However, in June 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the regulation insofar as it defined misrepresentation to include true and nondeceitful statements that have only the tendency or likelihood to confuse. If we – or any entity, organization, or person with whom we have an agreement to provide educational programs or to provide marketing, advertising, recruiting, or admissions services – commit a misrepresentation for which a person could reasonably be expected to rely, or has reasonably relied, to that person’s detriment, the Department of Education could initiate proceedings to revoke our Title IV eligibility, deny applications made by us, impose fines, or initiate a limitation, suspension or termination proceeding against us. Further, although the Department of Education claims not to have created any private right of action, the misrepresentation regulations as modified by the Final Rules could increase risk of qui tam actions under the False Claims Act.

If our students experience a loss or reduction of state financial aid, we could be materially affected.

A significant number of states in which we operate have faced budget constraints, which have caused or may cause them to reduce or eliminate state appropriations, including with respect to the amount of financial assistance provided to postsecondary students, and additional states may reduce or eliminate such appropriations in the future. State financial aid programs generally are subject to annual appropriation by the state legislatures, which may eliminate or significantly decrease the amount of state financial aid available to students. We cannot predict whether future reductions in state financial aid programs will occur or how long such reductions will persist. For fiscal year ended May 31, 2012, we derived approximately 1% of our total revenue from state financial aid programs. In fiscal year ended May 31, 2012, students enrolled at our Minnesota locations received financial assistance through a state financial aid program. The loss or reduction of state financial aid could decrease our student enrollment and could have a material effect on our business.

A substantial decrease in private student financing options or a significant increase in financing costs for our students could have a material effect on us.

Some of our eligible students have used private (i.e., non-Title IV) loan programs to fund a portion of their education costs not covered by Title IV program funds or state financial aid sources. Recent adverse market conditions for consumer and federally guaranteed student loans (including lenders’ increasing difficulties in reselling or syndicating student loan portfolios) have resulted, and could continue to result, in providers of private loans reducing the availability of or increasing the costs associated with providing private loans to postsecondary students. In particular, loans to students with low credit scores who would not otherwise be eligible for credit-based private loans have become increasingly difficult to obtain. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in postsecondary education programs. If our students’ are unable to finance their education our student population could decrease, which would have a material effect on our business, financial condition and results of operations.

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

The postsecondary education market is highly fragmented and competitive. We compete for students with traditional public and private two-year and four-year colleges and universities, and other for-profit schools, including those that offer online learning programs, and alternatives to higher education, such as employment and military service. Many public and private schools, colleges and universities, including most major colleges and universities, offer online programs. We expect to experience additional competition in the future as more colleges, universities and for-profit schools offer an increasing number of online programs. Public institutions receive substantial government subsidies, and public and private non-profit institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, public and private nonprofit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than us. We may not be able to compete successfully against current or future competitors and may face competitive pressures that could have a material effect on our business, financial condition and results of operations.

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

Certain of our students, particularly in the healthcare programs, require or desire professional licenses or certifications after graduation to obtain employment in their chosen fields. Their success in obtaining such licensure depends on several factors, including the individual merits of the student, whether the institution and the program were approved by the state or by a professional association, whether the program from which the student graduated meets all state requirements and whether the institution is accredited. If one or more states refuses to recognize our graduates for professional licensure in the future based on factors relating to us or our programs, the potential growth of our programs would be negatively impacted, which could have a material effect on our business, financial condition and results of operations. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material effect on our business, financial condition and results of operations.

If we are unable to continue our recent revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business plan.

Our revenue increased from approximately $89.8 million in fiscal 2010 to approximately $106.8 million in fiscal 2011 and then to approximately $118.9 million in fiscal 2012. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business plan. In addition, you should not rely on the results of any prior periods as an indication of our future operating performance.

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

Our ability to sustain our current rate of growth or profitability depends on a number of factors, including our ability to obtain and maintain regulatory approvals, our ability to maintain operating margins, our ability to recruit and retain high quality academic faculty and administrative personnel and other competitive factors. In recent years, a majority of our growth has resulted from an increase in students enrolling in our Associate degree programs; however, we believe that future growth will be based upon an expansion of our current programs, the addition of new programs, an increase in our physical and online presence, affiliation agreements and increasing enrollments. The growth and expansion of our domestic and international operations may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls and personnel. Any failure to effectively manage or maintain growth could have a material effect on our business, financial condition and results of operations.

If we cannot maintain student enrollments, our results of operations may be adversely affected.

Our strategy for growth and profitability depends, in part, upon the retention of our students. While we provide certain services to our students (e.g., tutoring) in an effort to retain students and lower attrition rates, many of our students face financial, personal or family constraints that require them to withdraw within a term or at the end of a given term. Additionally, some students may decide to continue their education at a different institution. If for any reason, we are unable to predict and manage student attrition, our overall enrollment levels would likely decline, which could have a material effect on our business, financial condition and results of operations.

If the proportion of students who are enrolled in our Associate degree programs continues to increase, we may experience increased costs and reduced margins.

In recent years, the proportion of our enrollment composed of Associate degree students has increased. We have experienced certain effects from this shift, such as an increase in our student loan cohort default rate. If this shift towards Associate degree programs continues, we may experience additional consequences, such as higher costs per start, lower retention rates, higher student services costs, an increase in the percentage of our revenue derived from Title IV programs under the 90/10 Rule, more limited ability to implement tuition price increases and other effects that could have a material effect on our business, financial condition and results of operations.

An increase in interest rates could adversely affect our ability to attract and retain students.

For the fiscal years ended May 31, 2012, 2011, and 2010, NAU derived cash receipts equal to approximately 85%, 79%, and 76%, respectively, of its net revenue from tuition financed under Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not subsidized. If our students’ employment circumstances are adversely affected by regional or national economic downturns, they may be more heavily dependent on student loans. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if interest rates increase or Congress decreases the amount available for Title IV funding, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a material effect on our enrollments and future growth prospects and our business, financial condition and results of operations.

Our reputation and the value of our stock may be negatively affected by the actions of other postsecondary educational institutions.

In recent years, regulatory proceedings and litigation have been commenced against various postsecondary educational institutions relating to, among other things, deceptive trade practices, false claims against the government and non-compliance with Department of Education requirements, state education laws and state consumer protection laws. These proceedings have been brought by students, the Department of Education, the United States Department of Justice, the United States Securities and Exchange Commission and state governmental agencies, among others. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the larger for-profit postsecondary education sector as a whole. Adverse media coverage regarding other for-profit education companies or other educational institutions could damage our reputation, result in lower enrollments, revenues and results of operations and have a negative impact on the value of our stock. Such coverage could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting commissions, state legislatures, state attorneys general, state education agencies or other governmental authorities of all educational institutions, including us.

Our expansion into new markets outside the United States will subject us to risks inherent in international operations, are subject to significant start-up costs and place strain on our management. As part of our growth strategy, we intend to continue to establish markets outside the United States, subject to approvals from the Higher Learning Commission and other appropriate accrediting or regulatory agencies. Currently, we have affiliations with institutions in Chile, Bolivia, Paraguay, Ghana, United Arab Emirates and Greece. Our operations in each of the foreign jurisdictions may subject us to additional educational and other regulations of foreign jurisdictions, which may differ materially from the regulations applicable to our domestic operations. Such international expansion is expected to require a significant amount of start-up costs. Additionally, our management does not have significant experience in operating a business at the international level. As a result, we may be unsuccessful in carrying out our plans for international expansion, obtaining the necessary licensing, permits or market saturation, or in successfully navigating other challenges posed by operating an international business.

If we do not maintain existing and develop additional relationships with employers, our future growth may be impaired.

Currently, we have relationships with certain employers to provide their employees with an opportunity to enroll in classes and obtain degrees through us while maintaining their employment. These relationships are an important part of our strategy because they provide us with a steady source of potential working adult students for particular programs and increase our reputation among employers. If we are unable to develop new relationships or maintain our existing relationships, this source of potential students may be impaired and enrollments and revenue may decrease, any of which could have a material effect on our business, financial condition and results of operations.

If students fail to pay their outstanding balances, our business may be harmed.

From time to time, students may carry balances on portions of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. Furthermore, disruptive economic events could adversely affect the ability or willingness of our former students to repay student loans, which may increase our student loan cohort default rate and require the devotion of increased time, attention and resources to manage these defaults. As a result, losses related to unpaid student balances in excess of the amounts we have reserved for bad debts, or the failure of students to repay their debt obligations, could have a material effect on our business, financial condition and results of operations.

Government regulations relating to the Internet could increase our cost of doing business and affect our ability to grow.

The increasing popularity and use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location. As the proportion of our students who take online courses increases, new laws, regulations or interpretations related to doing business over the Internet could increase our costs of compliance or doing business and materially affect our ability to offer online courses, which would have a material effect on our business, financial condition and results of operations.

Our financial performance depends, in part, on our ability to keep pace with changing market needs.

Increasingly, prospective employers of NAU students require their new employees to possess appropriate technological skills and interpersonal skills, such as communication, critical thinking and teamwork skills. These skills evolve rapidly in a changing economic and technological environment. Accordingly, it is important for our programs to evolve in response to those economic and technological changes. The expansion of existing programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if NAU is able to develop acceptable new programs, we may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. In addition, we may be unable to obtain specialized accreditations or licensures that may make certain programs desirable to students. To offer a new academic program, NAU may be required to obtain appropriate federal, state and accrediting agency approvals that may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for Title IV programs, a new academic program may need to be approved by the Department of Education, the Higher Learning Commission and state educational agencies. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer and our reputation among students, prospective students and employers may be impaired, which could have a material effect on our business, financial condition and results of operations.

Establishing new academic programs or modifying existing programs requires us to invest in management and business development, incur marketing expenses and reallocate other resources. We may have limited experience with any courses in new academic areas and may need to modify our systems, strategy and delivery platform or enter into arrangements with other educational institutions to provide such programs effectively and profitably. If we are unable to offer new courses and programs in a cost-effective manner, or are otherwise unable to effectively manage the operations of newly established academic programs, it could have a material effect on our business, financial condition and results of operations.

Capacity constraints of our computer networks and changes to the acceptance and regulation of online programs could have a material effect on student retention and growth.

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

System disruptions and security threats to our computer networks could have a material effect on our ability to attract and retain students.

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

Additionally, we face a number of threats to our computer systems, including unauthorized access, computer hackers, computer viruses and other security problems and system disruptions. We have devoted and will continue to devote significant resources to the security of our computer systems, but they are still vulnerable to security threats. A user or hacker who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, we expend significant resources to protect against the threat of these system disruptions and security breaches and may have to spend more to alleviate problems caused by these disruptions and breaches, which could have a material effect on our reputation, ability to retain and store data and our business, financial condition and results of operations.

A failure of our information systems to store, process and report relevant data may reduce management’s effectiveness, interfere with regulatory compliance and increase operating expenses.

We are heavily dependent on the integrity of our data management systems. If these systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to plan, forecast and execute our business plan and comply with applicable laws and regulations, including the Higher Education Act, will be impaired. Any such impairment of our information systems could materially affect our reputation and our ability to provide student services or accurately budget or forecast operating activity, thereby adversely affecting our financial condition and results of operations.

The personal information that we collect may be vulnerable to breach, theft or loss, and could subject us to liability or adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business and reputation. We collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require us to implement certain policies and procedures, such as the procedures we adopted to comply with the Red Flags Rule that was promulgated by the Federal Trade Commission under the federal Fair Credit Reporting Act, which requires the establishment of guidelines and policies regarding identity theft related to student credit accounts, and could require us to make certain notifications of data breaches and restrict our use of personal information. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. While we believe we have taken appropriate precautions and safety measures, there can be no assurances that a breach, loss or theft of any such personal information will not occur. Any breach, theft or loss of such personal information could have a material effect on our reputation, could have a material effect on our business, financial condition and results of operations and could result in liability under state and federal privacy statutes and legal actions by state attorneys general and private litigants.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

In some instances, our faculty members or students may distribute to students in class or post various articles or other third-party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material distributed in class or posted online for class discussions. As a for-profit organization, we may be subject to a greater risk of liability for the unauthorized duplication of materials under the Copyright Act than a non-profit institution of higher education. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and impose a significant strain on financial resources and management personnel, regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages, which could have a material effect on our business, financial condition and results of operations.

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws.

Our success depends, in part, on our ability to protect our proprietary rights and intellectual property. We rely on a combination of copyrights, trademarks, trade secrets, domain names and contractual agreements to protect our proprietary rights. We rely on trademark protection in both the United States and certain foreign jurisdictions to protect our rights to various marks, as well as distinctive logos and other marks associated with them. We also rely on agreements under which we obtain intellectual property or license rights to own or use content developed by faculty members, content experts and other third-parties. We cannot assure that these measures are adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or any foreign jurisdictions, or that third parties will not terminate license rights or infringe upon or otherwise violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to infringe our trademarks, use, duplicate or copy the proprietary aspects of our student recruitment and educational delivery methods, curricula, online resource material and other content. Our management’s attention may be diverted by these attempts and we have in the past, and may in the future, need to use funds in litigation to protect our proprietary rights against any infringement or violation, which could have a material effect on our business, financial condition and results of operations.

We may be involved in disputes from time to time relating to our intellectual property and the intellectual property of third parties.

We have in the past, and may in the future, become parties to disputes from time to time over rights and obligations concerning intellectual property, and we may not always prevail in these disputes. Third parties may allege that we have not obtained sufficient rights in the content of a course or other intellectual property. Third parties may also raise claims against us alleging infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our general liability and cyber liability insurance, if any, may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages or license fees to third parties, which could have a material effect on our business, financial condition and results of operations.

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

The United States economy and the economies of other key industrialized countries currently have recessionary characteristics, including reduced economic activity, increased unemployment and substantial uncertainty about the financial markets. In addition, homeowners in the United States have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. The reduction in wealth, unavailability of credit and unwillingness of employers to sponsor non-traditional educational opportunities for their employees could have a material effect on our business, financial condition and results of operations.

Terrorist attacks and other acts of violence or war, natural disasters or breaches of security could have an adverse effect on our operations.

Terrorist attacks and other acts of violence or war, hurricanes, earthquakes, floods, tornados and other natural disasters or breaches of security at our educational sites could disrupt our operations. Terrorist attacks and other acts of violence or war, natural disasters or breaches of security that directly impact our physical facilities, online offerings or ability to recruit and retain students and employees could adversely affect our ability to deliver our programs to our students and, thereby, adversely affect our business, financial condition and results of operations. Furthermore, terrorist attacks and other acts of violence or war, natural disasters or breaches of security could adversely affect the economy and demographics of the affected region, which could cause significant declines in the number of our students in that region and could have a material effect on our business, financial condition and results of operations.

The economic downturn may affect the Company’s real estate business.

The downturn in the United States economy in general, and the real estate industry specifically, has negatively affected our real estate operation that develops, leases and sells residential properties in Rapid City, South Dakota. Currently, our real estate operation is marketing two condominium developments. To date only a small number of condominium units have been sold. Our real estate operation plans to build additional condominium buildings and units only upon the achievement of the sale of a substantial number of the currently available condominium units. Unless the United States economy and the real estate market improve, we may be forced to sell the condominium units at a loss or attempt to lease them, which could have a material effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our educational sites and administrative facilities except for our main educational site in Rapid City, South Dakota, which we own. Our educational sites (including those that are pending regulatory approval) are located in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, and Texas and our corporate headquarters is located in Rapid City, South Dakota, as set forth under the heading “Educational Sites” under Item 1. As of June 30, 2012, we leased 35 educational sites (two of which are pending regulatory approvals) and administrative facilities.

We evaluate current utilization of our facilities and projected enrollment growth to determine facility needs. We believe our existing facilities are adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements.

Item 3. Legal Proceedings.

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not at this time a party, as plaintiff or defendant, to any legal proceedings that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “NAUH”.

The following table sets forth the high and low sales price, and dividends paid per share of our common stock by quarter for our past two most recent fiscal years.

	Fiscal 2012			Fiscal 2011
	Cash Dividends Declared	High	Low	Cash Dividends Declared	High	Low
First Quarter	$0.030	$11.83	$7.35	$0.0275	$10.50	$4.88
Second Quarter	$0.0325	$9.27	$6.68	$0.030	$8.21	$4.57
Third Quarter	$0.0325	$8.80	$6.88	$0.030	$7.93	$6.27
Fourth Quarter	$0.0325	$7.59	$3.48	$0.030	$7.92	$6.52

Peer Group Performance Graph

The following performance graph compares the cumulative stockholder return on our common stock since May 31, 2010 with The NASDAQ StockMarket (U.S.) Index and a self-determined peer group consisting of Strayer Education, Inc. (STRA), Capella Education Co. (CPLA), Grand Canyon Education, Inc. (LOPE), American Public Education, Inc. (APEI), and Bridgeport Education, Inc. (BPI). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

Name	5/31/2010	5/31/2011	5/31/2012
National American University	100	89	40
NASDAQ Stock Market (U.S.)	100	128	130
Peer Group	100	76	61

The comparison assumes $100 was invested on May 31, 2010 in our common stock, the NASDAQ Stock Market (U.S.) Index and the peer companies selected by us.

Stockholders

As of August 2, 2012, there were approximately 35 holders of record of our common stock.

Dividends

Prior to our transaction with Dlorah, we did not pay any cash dividends. Prior to the closing of our follow-on public offering, which closed on June 1, 2010, pursuant to our second amended and restated certificate of incorporation, the holders of our Class A common stock, par value $0.0001, were entitled to a quarterly accruing dividend equal to $0.11 (for a total of $0.44 per year) per share of common stock into which such Class A common stock is convertible for each of the Company’s eight successive fiscal quarters following the first issuance of Class A common stock, paid when and if declared by our board of directors. If a dividend was paid on the Class A common stock, we must have also declared and paid a dividend on the common stock equal to one-fourth of the amount of the dividend paid to the Class A common stock. During our fiscal year 2010, we have paid two dividends on the Class A common stock and common stock, which were paid on January 4, 2010 and March 20, 2010. For each of those dividends, the record holders of Class A common stock received a dividend equal to $0.11 per share of common stock into which such Class A common stock was convertible and the holders of common stock received a dividend of $0.0275 per share.

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

Because no Class A common stock were outstanding following its conversion into common stock prior to the consummation of the follow-on public offering, we have no further obligation to accrue or pay dividends on any of our outstanding capital stock. Nevertheless, during our fiscal years 2012 and 2011, our board of directors have declared dividends on our common stock, and to the extent that funds are available, our board of directors currently intends to continue paying dividends on our common stock. The payment of any dividends in the future, however, will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of May 31, 2012, which includes our 2009 Stock Option and Compensation Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders (1)	225,366	$9.92	800,114

2009 Incentive Plan	225,366	$9.92	800,114

(1)	See “National American University Holdings, Inc. 2009 Stock Option and Compensation Plan” described in “Notes to Consolidated Financial Statements—Note 9—Stockholders’ Equity” for further description of our equity compensation plan.
(a)	Includes grants of stock options and time-based restricted stock units
(b)	Includes weighted average exercise price of stock options only.

Issuer Purchases of Equity Securities. The following table summarizes common stock repurchased by us during the quarter ended May 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 1, 2012 – March 31, 2012	98,275	$6.77	933,333	468,480
April 1, 2012 – April 30, 2012	535,540	$6.18	1,468,873	0
May 1, 2012 – May 31, 2012	0	$0	1,468,873	0

(1)

On November 4, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $10 million of its outstanding common stock in open market or privately negotiated transactions. The maximum number of shares that may yet be purchased under the plan or program is based on the average price per share of $7.11. Any fluctuation in this average price will have an impact on the maximum number of shares.

Item 6. Selected Financial Data.

The following table shows our selected consolidated financial and operating data for each of the fiscal years ended May 31, 2012, 2011, 2010, 2009 and 2008. Dlorah was the accounting acquirer in our transaction as described in Note 15 to our consolidated financial statements. Accordingly, our historical financial information reflects the operations of Dlorah. The selected consolidated statements of financial data for the fiscal years ended May 31, 2012, 2011, 2010, 2009 and 2008 are derived from Dlorah’s audited consolidated financial statements prepared in accordance with accounting standards generally accepted in the United States. Our historical results are not necessarily indicative of our results for any future period.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended May 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Income Statement
Total revenues	$118,894	$106,808	$89,796	$62,584	$49,457
Operating expenses:
Cost of educational services	27,831	22,575	20,419	17,398	15,130
Selling, general and administrative	77,476	64,474	49,886	37,626	32,642
Auxiliary expense	4,747	2,888	2,076	1,595	1, 523
Cost of condominium sales	0.00	381	761	558	122
(Gain)/Loss on disposition of property and equipment	(320)	82	29	3	5

Total operating expenses	109,734	90,400	73,171	57,180	49,422
Operating income	9,160	16,408	16,625	5,404	35

Other (expense) income	(340)	271	(101)	(499)	(649)

Income (loss) before income taxes	8,820	16,679	16,524	4,905	(614)

Income tax expense	(3,683)	(6,375)	(6,485)	(1,797)	231

Net income	5,137	10,304	10,039	3,108	(383)
Net (income) loss attributable to non-controlling interest	(88)	(38)	(4)	13	(37)

Net income (loss) attributable to National American University Holdings, Inc. and subsidiaries	$5,049	$10,266	$10,035	$3,121	$-420

Income from operations per Class A Share

Basic	$0	$0	$95.25	$31.21	$-4.20

Diluted	0	0	95.25	31.21	-4.20

Income from operations per Common Share

Basic	0.19	0.39	-0.04	0	0

Diluted	0.19	0.38	-0.04	0	0

Balance Sheet

Total assets	$83,098	$77,938	$47,286	$28,865	$28,162

Long-term obligations	$19,719	$7,075	$3,531	$10,972	$13,041
Cash Dividends declared per Class A Share	$0	$0	$0.86	$2.00	$2.00
Cash Dividends declared per Common Share	$0.13	$0.12	$0.22	n/a	n/a

	Year Ended May 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Weighted Average Shares
Basic EPS
Class A	—	—	100,000	100,000	100,000
Common	26,488,265	26,236,783	3,103,847	n/a	n/a
Diluted EPS
Class A	—	—	100,000	100,000	100,000
Common	26,638,427	26,836,039	3,103,959	n/a	n/a
Other Data (Unaudited)
Loss from Real Estate Operations Before Taxes	$(255)	$(621)	$(735)	$(527)	$(900)
EBITDA[1]	$13,520	$19,392	$19,163	$7,662	$2,241
Student Headcount (for Spring quarter of the fiscal year)[2]	11,221	10,015	8,758	6,479	4,960

1	Consists of income attributable to the Company, less income from non-controlling interest, plus income (loss) from non-controlling interest, minus interest income, plus interest expense, plus income taxes, plus depreciation and amortization.

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

The following table provides a reconciliation of net income attributable to the Company to EBITDA:

	Year Ended May 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Net income (loss) attributable to the Company	$5,049	$10,266	$10,035	$3,121	$(420)
Income (loss) attributable to non-controlling interest	88	38	4	(13)	37
Interest income	(133)	(148)	(206)	(242)	(282)
Interest expense	594	0	525	834	1,023
Income taxes	3,683	6,375	6,485	1,797	(231)
Depreciation and amortization	4,239	2,861	2,320	2,165	2,114

EBITDA	$13,520	$19,392	$19,163	$7,662	$2,241

[2]	Student headcount is based on the headcount as of the last day of the university’s spring term, which runs from March to May.

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

Background

National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning offering associate, bachelor’s and master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 35 educational sites (two of which are pending regulatory approvals, Indianapolis, Indiana and Tigard, Oregon) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas, distance learning service centers in Indiana, Missouri, New Jersey and Texas and distance learning operations and central administration offices in Rapid City, South Dakota.

As of May 31, 2012, NAU had enrolled 3,029 students at its physical locations, 6,230 students for its online programs, and 1,962 students at its hybrid learning centers who attended physical campus locations and also took classes online. NAU supports the instruction of 3,500 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 0.9% of our revenues for the fiscal year ended May 31, 2012.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For fiscal year ended May 31, 2012, approximately 92.4% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s food services, bookstore, dormitory and motel operations and the real estate operations rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expense as a percentage of revenues for the fiscal years ended May 31, 2012, 2011, and 2010 was 3.5%, 3.1%, and 2.6%, respectively.

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

The following chart is a summary of our student enrollment on May 31, 2012, and May 31, 2011, by degree type and by instructional delivery method.

	May 31, 2012 (Spring ’12 Qtr)	May 31, 2011 (Spring ’11 Qtr)	% Growth for same quarter over prior year
	Number of Students	Number of Students
Graduate	392	385	1.8%
Undergraduate and Diploma	10,829	9,630	12.5%

Total	11,221	10,015	12.0%

On-Campus	3,029	4,624	(34.5%)
Online	6,230	3,751	66.1%
Hybrid	1,962	1,640	19.6%

Total	11,221	10,015	12.0%

We experienced a 12.0% growth in enrollment in spring term 2012 over spring term 2011. This growth was consistent with our historic enrollment growth, which has averaged approximately 11.75% annually since 1998. We believe this recent growth is attributable to four main factors: investment in the expansion and development of physical locations; investment in the expansion of current academic programs and development of new academic programs; the development of a disciplined student recruitment process; and the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. We also believe we have realized a significant increase in enrollments since 2005 due to our investment of approximately $57 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.

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

Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expenses, the cost of condominium sales, and the loss on disposition of property and equipment. Cost of educational services expenses contain expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), as well as depreciation, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books, clothing, food and textbook shrinkage. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property and equipment expense records the cost incurred or income received in the disposal of assets that are no longer used by us.

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

Seasonality. Our operations are generally subject to seasonal trends. While we enroll students throughout the year, summer and winter quarter new enrollments and revenue are generally lower than enrollments and revenue in other quarters due to the traditional custom of summer breaks and the holiday break in December and January. In addition, we generally experience an increase in enrollments in the fall of each year when most students seek to begin their postsecondary education.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Management evaluates its estimates and judgments, including those discussed below, on an ongoing basis. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the consolidated financial statements. We believe the following critical accounting policies involve more significant judgments and estimates than others used in the preparation of our consolidated financial statements:

Revenue recognition. Academic revenue represented approximately 92.4%, 92.9%, and 91.8% of revenue for the fiscal years ended May 31, 2012, 2011, and 2010, respectively. We recognize revenue from tuition ratably over the length of the respective term. Academic revenue is tuition revenue, fees and charges assessed at the start of each term. If a student drops or withdraws from a course during the first week of classes, we refund 100% of the charges for tuition and fees, beyond the first week but during the first 60% of scheduled classes, the percentage of tuition charges refunded is based on a daily proration on a percent of the term completed. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations, and are reflected as current liabilities on the balance sheet.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of the students to make required payments. We determine the adequacy of the allowance for doubtful accounts based on an analysis of aging of the accounts receivable and with regard to historical bad debt experience. Accounts receivable balances are generally written off when deemed uncollectible at the time the account is returned by an outside collection agency. However, accounts that are 180 days old are fully reserved and management continues collection efforts until it is determined that the possibility of collection is unlikely. Bad debt expense is recorded as a selling, general and administrative expense. As of May 31, 2012, and 2011, the allowance for doubtful accounts was approximately $0.8 million, and $0.2 million respectively. During the fiscal years ended May 31, 2012, 2011, and 2010, bad debt expense was $4.2 million, $3.4 million, and $2.4 million, respectively. The bad debt expense was 3.6%, 3.1%, and 2.6% of total revenue for the fiscal years ended May 31, 2012, 2011 and 2010, respectively.

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

We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained.

Share-Based Compensation. We measure and recognize compensation expense for all share-based awards issued to employees and directors based on estimated fair values of the share awards on the date of grant. We record compensation expense for all share-based awards over the vesting period.

Regulation and Oversight

We are subject to extensive regulation by state education agencies, accrediting commissions and federal government agencies, particularly by the U.S. Department of Education (the “Department of Education”) under the Higher Education Act of 1965, as amended (the “Higher Education Act”) and the regulations promulgated thereunder by the Department of Education. The regulations, standards and policies of these agencies cover substantially all of our operations. For a more complete description of this regulation and oversight, see “Item I – Business – Regulatory Matters”.

Department of Education Rulemaking. On October 29, 2010, following a negotiated rulemaking process that had commenced in May 2009, the Department of Education published final regulations pertaining a number of Title IV program integrity issues (the “Final Rules”), which became effective July 1, 2011, except for rules pertaining to verification and updating of student aid application information, which became effective July 1, 2012. On June 13, 2011, the Department of Education published final regulations defining the meaning of “gainful employment” (the “Gainful Employment Rule”), which was to become effective July 1, 2012. However, on June 30, 2012, a Federal District Court vacated the Gainful Employment Rule. As a result, the Gainful Employment Rule is not presently in effect pending the final outcome of the underlying litigation and any additional actions by the Department of Education. See “Item I – Business – Regulatory Matters – Gainful Employment.”

On June 21, 2012, the Department of Education released data to educational institutions showing the calculation of gainful employment metrics for the 2011 measurement year for each institutions’ covered educational programs. These 2011 metrics were released for informational purposes only. The informational metrics for 2011 were based on data reported by us relating to federal fiscal years 2007 and 2008. This informational data indicates that all of our educational programs covered by the relevant reporting period prepared students for gainful employment in the manner set forth in the Gainful Employment Rule.

On September 27, 2011, the Department of Education published a Notice of Proposed Rulemaking (“NPRM”) to amend regulations for institutional eligibility under the Higher Education Act and to streamline the application and approval process for new programs, as required by the Gainful Employment Rule. The public comment period ended on November 14, 2011, and the Department of Education has not yet published final regulations. In light of the Federal District Court decision of June 30, 2012 that vacated the Gainful Employment Rule, it is unclear whether or when the Department of Education will publish such final regulations.

On October 26, 2011, the Department of Education announced the establishment of a negotiated rulemaking panel regarding Teacher Preparation and TEACH Grant Programs. On April 12, 2012, after meeting in January, February and April 2012, participants acknowledged that they were unlikely to reach consensus on a set of proposals. As a result, the Department of Education can issue proposed regulations without regard to any compromises reached during the negotiated rulemaking. The Department of Education’s publication of a proposed rule in the Federal Register following the failure of the negotiated rulemaking committee to reach consensus remains pending.

On October 28, 2011, the Department of Education announced the establishment of another negotiated rulemaking panel to consider certain proposed changes to regulations governing Title IV student loan programs. This rulemaking panel met in January, February and March 2012 to consider changes to certain regulations in those areas. At its final meeting in March 2012, the panel reached consensus on changes to regulations to implement a “Pay As You Earn” loan repayment initiative, to incorporate statutory changes in the income-based repayment plan provisions, to make certain improvements in the administration of the income-based repayment and income-contingent repayment plans, and to overhaul the process for loan discharges based on total and permanent disability of the borrower. On July 17, 2012, the Department of Education published a proposed rule in the Federal Register reflecting the consensus of the negotiated rulemaking committee for which the public comment period expires on August 16, 2012.

On May 1, 2012, the Department of Education announced its intention to establish an additional negotiated rulemaking committee to develop additional regulations to prevent fraud and otherwise ensure proper use of Title IV program funds. The Department held public hearings on May 23 and 31, 2012 at which interested parties presented issues for consideration by the rulemaking committee, whose establishment remains pending.

Compliance with new and changing regulations could reduce our enrollments, increase our cost of doing business, and have a material effect on our business. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially affected.

Department of Education Program Review. From time to time, institutions that participate in the Title IV programs of federal student financial assistance are subject to program reviews by the Department of Education. In March 2011, the Department of Education announced a program review site visit for NAU, which occurred in April 2011. The periods covered by the program review were the 2008-2009, 2009-2010 and 2010-2011 Title IV award years (with each award year commencing July 1 and ending June 30). The Department of Education’s preliminary program review report contained findings regarding the manner in which we calculated returns of Title IV program funds for online students that withdrew before completing their educational program, certain discrepancies between our published campus crime statistics and similar information on its website, and aspects of its written policy on returns of Title IV program funds. With respect to the first finding, we were required to perform a full file review for each of the three award years reviewed and, where necessary, revise the last date of attendance and prior returns of Title IV funds calculations for online students. We submitted the results of this file review and its responses to the program review findings on October 19, 2011. On February 3, 2012, the Department of Education requested certain additional documentation to facilitate resolution of the program review, which we provided on March 20, 2012. On May 30, 2012, the Department of Education issued a final program review determination letter requiring us to return an aggregate amount of $335,675 to the Department of Education and applicable FFEL lenders, which was completed within 45 days of the final program review determination letter, as required by the Department of Education.

State Authorization. To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located, in accordance with the Department of Education’s regulations. The Department of Education’s Final Rule published on October 29, 2010 requires, among other things, institutions to demonstrate specific state authorization to operate educational programs beyond secondary education. In South Dakota, where our operations are headquartered and we maintain several physical facilities, the state historically has not specifically authorized the degrees or other educational programs of private, regionally accredited institutions of higher education. On March 3, 2012, the Governor of South Dakota signed a bill passed by the South Dakota Legislature during its 2012 Legislative Session that, among other things, expressly authorizes certain named institutions, including NAU, to provide postsecondary educational programs in the state. In New Mexico, one of the other states where we maintain operations, we are currently exempt under state law from a requirement to be licensed by the New Mexico Higher Education Department because of our regional accreditation by the Higher Learning Commission. However, in order to comply with the Final Rules, we intend to submit an application for licensure to the New Mexico Higher Education Department. See “Item I – Business – Regulatory Matters – State Authorization.”

Results of Operations — For the Year Ended May 31, 2012 Compared to the Year Ended May 31, 2011

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2012 In percentages	Year-Ended May 31, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.4	21.1
Selling, general and administrative	65.2	60.4
Auxiliary expense	4.0	2.6
Cost of condominiums sales	0.0	0.4
(Gain)/Loss on disposition of property	(0.3)	0.1

Total operating expenses	92.3	84.6

Operating income	7.7	15.4
Interest expense	(0.5)	(0.0)
Interest income	0.1	0.1
Other income	0.1	0.1

Income before income taxes	7.4	15.6
Income tax expense	(3.1)	(6.0)
Net income attributable to non-controlling interest	(0.1)	0

Net income attributable to the Company	4.2	9.6

For the year ended May 31, 2012, we generated $118.9 million in revenue, an increase of 11.3% compared to the same period in 2011. This increase was attributable to enrollment growth, an average tuition increase of 4.7% effective September 2011, fees billed to affiliated institutions for our courseware development, technical support and online class hosting services, continued geographic and programmatic expansion. Our revenue for the year ended May 31, 2012 consisted of $117.8 million from our NAU operations and $1.1million from our other operations. Total operating expenses were $109.7 million or 92.3% of total revenue for the year ended May 31, 2012, an increase of 21.4% compared to the same period in 2011 due to the additional expansion and development. Income before income taxes was $8.8 million or 7.4% of total revenue for the year ended May 31, 2012, a decrease of 47.1% compared to the same period in 2011. Net income attributable to the Company was $5.0 million or 4.2% of total revenue for the year ended May 31, 2012, a decrease of 50.8% compared to the same period in 2011. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2012 In percentages	Year-Ended May 31, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.6	21.4
Selling, general and administrative	64.2	59.5
Auxiliary expense	4.1	2.7
Loss on disposition of property	0.0	0.1

Total operating expenses	91.9	83.7

Operating income	8.1	16.3

Interest expense	(0.5)	(0.0)
Interest income	0.1	0.1
Income before non-controlling interest and taxes	7.7	16.4

Total revenue. The total revenue for NAU for the year ended May 31, 2012 was $117.8 million, an increase of $12.5 million or 11.8%, as compared to total revenue of $105.4 million for the year ended May 31, 2011. The increase was primarily due to the enrollment increase of approximately 12%, which was consistent with our investment in new program development, program expansion, development of new educational sites and student retention initiatives, over the prior year. The enrollment increase can also be attributed, in part, to the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. In addition, the increase in total revenue is due to an average tuition increase of 4.7% that was approved by NAU’s board of governors in January 2011 and became effective September 2011, and increased book sales due to enrollment increases. We believe that management’s execution of NAU’s well-defined strategic plan contributed to the increase in revenues.

The academic revenue for the year ended May 31, 2012 was $109.8 million, an increase of $10.6 million or 10.7%, as compared to academic revenue of $99.2 million for the year ended May 31, 2011. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $8.0 million, an increase of $1.8 million or 29.9%, as compared to auxiliary revenue of $6.2 million for the year ended May 31, 2011. The increase in auxiliary revenue was primarily driven by increased enrollment growth and the implementation of a new online bookstore vendor.

Cost of educational services. The educational services expense as a percentage of academic segment revenue increased by 2.2% for the year ended May 31, 2012, to 23.6%, as compared to 21.4% for the year ended May 31, 2011. This increase was a result of increases in instructional compensation and related expenses. The educational services expenses for the year ended May 31, 2012, were $27.8 million, an increase of $5.3 million, or 23.3%, as compared to educational expenses of $22.6 million for the year ended May 31, 2011. This increase was primarily due to increases in instructional compensation and related expenses. These increases were attributable to the increased faculty and staff members needed to provide and maintain the quality of our educational services to our increased student enrollment as well as for the new programs such as occupational therapy and cardiovascular technology. In fiscal year 2012, the cost of developing and expanding new educational sites was categorized as educational services expenses, increasing the overall amount of educational services expenses.

Selling, general and administrative expenses. The selling, general and administrative expense as a percentage of total academic segment revenue increased by 4.7% for the year ended May 31, 2012, to 64.2%, as compared to 59.5% for the year ended May 31, 2011. This increase was primarily the result of the university’s additional expenses relating to opening new locations. The selling, general and administrative expenses for the year ended May 31, 2012 were $75.7 million, an increase of $13.0 million, or 20.7% (with a significant portion of this increase detailed below), as compared to selling, general and administrative expenses of $62.7 million for the year ended May 31, 2011. The increase was attributed to additional support staff necessary to support our continued growth, increased admissions staff to support our growth plan and larger marketing costs to sustain our growth initiative.

For the twelve months ended May 31, 2012, the gross expenditures associated with the development and expansion of new educational sites and new programs as business expansion and development expense increased $8.5 million over the same period last year. Within this category, three locations which incurred expenses of $7.1 million for the twelve months ended May 31, 2011, have commenced operations and did not incur business expansion and development expenses during the twelve months ended May 31, 2012. However, these locations are incurring expenses reported in SG&A totaling $7.5 million for an increase in spending of $0.4 million. Developing and opening of eight new locations have contributed to business expansion and program development expenses of an additional $7.1 million. Consistent with our strategic plan, the total business expansion and development expenditures were $22.8 million for the 12 months ended May 31, 2012 as compared to $14.3 million for the twelve months ended May 31, 2011. Over half of the spending for business expansion and development for the twelve months ended May 31, 2012 was spent on marketing and admissions activities. The details of the business expansion and development expenditures are detailed in the table below (in millions):

	Twelve months ended May 31, 2012 ($)	Twelve months ended May 31 2011 ($)	Difference ($)
Allen, TX	$1.8	$1.3	$0.5

Austin, TX	—	3.1	(3.1)
Bellevue, NE	1.9	0.1	1.8
Burnsville, MN	1.3	0.2	1.1
Centennial, CO	1.4	0.8	0.6
Colorado Springs South, CO	1.5	1.0	0.5
Georgetown, TX	0.6	—	0.6
Houston, TX	1.2	—	1.2
Indianapolis, IN	1.0	—	1.0

Lee’s Summit, MO	—	2.1	(2.1)
Lewisville, TX	1.1	—	1.1
Mesquite, TX	1.3	0.1	1.2
Rochester, MN	0.6	—	0.6

Minnetonka, MN	—	1.9	(1.9)
Portland, OR	0.3	—	0.3
Richardson, TX	0.8	—	0.8
South Austin, TX	1.1	0.1	1.0

Tulsa, OK	2.2	0.5	1.7
Weldon Spring, MO	1.5	—	1.5
Wichita West, KS	2.1	1.1	1.0
Distance Learning	0.6	0.3	0.3

Other Nursing	0.5	1.7	(1.2)

TOTAL	$22.8	$14.3	$8.5

Auxiliary. Auxiliary expenses for the year ended May 31, 2012 were $4.7 million, an increase of $1.9 million, or 64.4%, as compared to auxiliary expenses of $2.9 million for the year ended May 31, 2011. This increase was primarily the result of closing our physical bookstores and engaging a third-party vendor to create an online bookstore.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the year ended May 31, 2012, was $9.1 million, a decrease of $8.2 million, or 47.5% compared to the year ended May 31, 2011. We are executing our strategic growth initiatives by expanding existing academic programs, developing new academic programs and developing educational sites, which resulted in revenue being up over $12.5 million during the year ended May 31, 2012 compared to the same time period last fiscal year. Expenses were 91.9% of total revenue for the year ended May 31, 2012 and were 83.7% for the same period in fiscal year 2011. This increase is consistent with our efforts to grow with additional locations.

Other

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2012 In percentages	Year-Ended May 31, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Selling, general and administrative	168.9	125.2
Cost of condominium sales	0.0	26.5
(Gain) / loss on disposition of property	(33.7)	0.0

Total operating expenses	135.2	151.7

Operating loss	(35.2)	(51.7)

Interest expense	(0.0)	(0.0)
Interest income	0.0	0.0
Other income	11.3	8.5

Loss before non-controlling interest and taxes	(23.9)	(43.2)

Our other operations total revenue for the year ended May 31, 2012 was $1.1 million, a decrease of $0.4 million or 25.7%, as compared to total revenue of $1.4 million for the year ended May 31, 2011. The decrease is due to fewer sales of condominiums in fiscal year 2012.

The rental income from apartments for the year ended May 31, 2012 was $1.1 million, an increase of $79,000 or 8.0%, as compared $1.0 million for the year ended May 31, 2011.

The condominium sales for the year ended May 31, 2012 were $0, a decrease of $0.4 million or 100.0%, as compared to $0.4 million for the year ended May 31, 2011.

The selling, general and administrative expenses as a percentage of total revenue increased by 43.7% for the year ended May 31, 2012 to 168.9%, as compared to 125.2% for the year ended May 31, 2011. The selling, general and administrative expenses for the year ended May 31, 2012 were $1.8 million, which remained flat compared to the year ended May 31, 2011.

The cost of the condominium sales for the year ended May 31, 2012 was $0, a decrease of $0.4 million, or 100.0%, as compared to $0.4 million for the year ended May 31, 2011.

The loss before non-controlling interest and taxes for the year ended May 31, 2012 was $0.3 million, a increase of $0.3 million, as compared to a loss of $0.6 million for the year ended May 31, 2011.

Results of Operations — For the Year Ended May 31, 2011 Compared to the Year Ended May 31, 2010

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2011 In percentages	Year-Ended May 31, 2010 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	21.1	22.7
Selling, general and administrative	60.4	55.6
Auxiliary expense	2.6	2.4
Cost of condominium sales	0.4	0.8
Loss on disposition of property	0.1	0.0

Total operating expenses	84.6	81.5
Operating income	15.4	18.5
Interest expense	(0.0)	(0.6)
Interest income	0.1	0.2
Other income	0.1	0.3

Income before income taxes	15.6	18.4
Income tax expense	(6.0)	(7.2)
Net income attributable to non-controlling interest	0	0

Net income attributable to the Company	9.6	11.2

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

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2011 In percentages	Year-Ended May 31, 2010 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	21.4	23.2
Selling, general and administrative	59.5	54.8
Auxiliary expense	2.7	2.5
Loss on disposition of property	0.1	0.0
Total operating expenses	83.7	80.5

Operating income	16.3	19.5

Interest expense	(0.0)	(0.1)
Interest income	0.1	0.2
Income before non-controlling interest and taxes	16.4	19.6

Total revenue. The total revenue for NAU for the year ended May 31, 2011 was $105.4 million, an increase of $17.4 million or 19.8%, as compared to total revenue of $87.9 million for the year ended May 31, 2010. The increase was primarily due to the enrollment increase of approximately 14%, which was consistent with our investment in new program development, program expansion, development of new educational sites and student retention initiatives, over the prior year. The enrollment increase can also be attributed, in part, to the economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. In addition, the increase in total revenue is due to an average tuition increase of 4.3% that was approved by NAU’s board of governors in April 2010 and became effective September 2010, and fees billed to affiliated institutions for our courseware development, technical support and online class hosting services. We believe that management’s execution of NAU’s well-defined strategic plan contributed to the increase in revenues.

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

Other

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2011 In percentages	Year-Ended May 31, 2010 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Selling, general and administrative	125.2	89.1
Cost of condominium sales	26.5	41.1

Total operating expenses	151.7	130.2

Loss	(51.7)	(30.2)

Interest expense	(0.0)	(21.6)
Interest income	0.0	0.3
Other income	8.5	11.8

Loss before non-controlling interest and taxes	(43.2)	(39.7)

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

Liquidity and Capital Resources

Liquidity. At May 31, 2012, and May 31, 2011, cash, cash equivalents and marketable securities were $30.6 million and $44.8 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificate of deposits. Of the amounts listed above, the marketable securities for May 31, 2012 and May 31, 2011 were $14.9 million and $19.1 million, respectively.

We retain a $3.0 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are secured by the Company’s checking, savings and investment accounts held by the bank. This line of credit replaces two lines of credit that were maintained during fiscal year 2011. There were no advances outstanding against any of the lines at May 31, 2012 and May 31, 2011.

During 2008, our real estate operations started the construction of a new condominium building in Rapid City, South Dakota. The project was funded by a construction line of credit from Great Western Bank totaling $3.8 million. The line of credit was paid in full and closed during the year ended May 31, 2010.

Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion and development of new programming, development of new hybrid learning centers and growth of our affiliate relationships. We spent $13.2 million on capital expenditures for our fiscal year ended May 31, 2012, as compared to $6.7 million last fiscal year. Also, we believe that we are positioned to further supplement our liquidity with debt, if needed.

Operating Activities. Net cash provided by operating activities was $12.9 million and $15.8 million for the years ended May 31, 2012 and 2011, respectively. This decrease is related primarily to the decrease in result of operations offset by adjustments for certain non-cash items which included a $1.4 million increase in depreciation and amortization and $0.6 million increase in deferred income taxes.

Net cash provided by operating activities for the fiscal year ended May 31, 2011 was $15.8 million as compared to $13.1 million for the fiscal year ended May 31, 2010. The increase is related primarily to the increase in results of operations after adjustments for certain non-cash items which included a $2.0 million increase in deferred income taxes and a $1.0 million increase in provision for uncollectible tuition. The increase is partially offset by cash used for working capital.

Investing Activities. Net cash used in investing activities was $9.4 million for the year ended May 31, 2012, as compared to the net cash used in investing activities of $15.2 million for the year ended May 31, 2011. This decrease in cash used in investing activities was primarily the result of increased proceeds received from the sale of investments, net of purchase of investments, of $12.1 million. This increase was offset by a $6.5 million increase purchase of property and equipment.

For the year ended May 31, 2011, the cash flows used in investing activities was $15.2 million as compared to $11.6 million for the previous fiscal year. The increase in the cash used in investing activities was related to the purchase of investments offset by proceeds received from the sale of investments. Our investment committee is focused on capital preservation.

Financing Activities. Net cash used in financing activities was $13.5 million for May 31, 2012 as compared to net cash provided by financing activities of $16.4 million for the year ended May 31, 2011. In Fiscal 2011, we had cash inflows of $32.1 million related to the additional issuance of common stock as well as $5.9 million received for warrant conversion, which were not repeated in Fiscal 2012. These inflows were offset in Fiscal 2012 by a $10.0 million decrease in dividends paid.

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

The table below sets forth our contractual commitments associated with operating leases as of May 31, 2012:

	Payments Due By Period (in thousands)
	Total	Within 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$69,905	$6,096	$12,307	$11,824	$39,678

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

We increase tuition (usually once a year) to assist in offsetting inflationary impacts without creating a hardship for students. Consistent with our operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an impact on operating results and financial condition.

Item 7A. Quantitative and Qualitative Disclosure About Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At May 31, 2012, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows. To date there have been no material drawings on the lines of credit.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

National American University Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National American University Holdings, Inc. and Subsidiaries

Rapid City, South Dakota

We have audited the accompanying consolidated balance sheets of National American University Holdings, Inc. and subsidiaries (the “Company”), as of May 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 3, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota August 3, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National American University Holdings, Inc. and subsidiaries

Rapid City, South Dakota

We have audited the internal control over financial reporting of National American University Holdings, Inc. and subsidiaries (the “Company”) as of May 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 31, 2012, of the Company and our report dated August 3, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota August 3, 2012

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2012 AND 2011

(In thousands except per share data)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,658	$25,716
Available for sale investments	14,917	19,085
Student receivables — net of allowance of $759 and $223 at May 31, 2012 and 2011, respectively	2,804	2,010
Other receivables	366	425
Bookstore inventory	6	1,057
Income tax receivable	974	1,260
Deferred income taxes	1,914	1,723
Prepaid and other current assets	613	559

Total current assets	37,252	51,835

Total Property and Equipment - Net	40,496	21,265

OTHER ASSETS:
Condominium inventory	2,667	2,664
Land held for future development	312	312
Course development — net of accumulated amortization of $1,715 and $1,415 at May 31, 2012 and 2011, respectively	1,241	956
Other	1,130	906

	5,350	4,838

TOTAL	$83,098	$77,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$40	$0
Accounts payable	4,175	4,430
Dividends payable	840	831
Student accounts payable	659	400
Deferred income	236	294
Accrued and other liabilities	6,717	6,403

Total current liabilities	12,667	12,358

DEFERRED INCOME TAXES	5,098	2,827

OTHER LONG-TERM LIABILITIES	4,161	4,248

CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	10,460	0

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock $0.0001 par value (50,000,000 authorized; 28,057,891 issued and 25,574,124 outstanding as of May 31, 2012; 27,546,499 issued and 26,546,499 outstanding as of May 31, 2011)	3	3
Additional paid-in capital	57,203	56,643
Retained earnings	11,239	9,549
Treasury stock, at cost (2,483,767 shares at May 31, 2012 and 1,000,000 shares at May 31, 2011)	(17,589)	(7,505)
Accumulated other comprehensive income, net of taxes - unrealized gain on available for sale securities	25	72

Total National American University Holdings, Inc. stockholders’ equity	50,881	58,762

Net income attributable to non-controlling interest	(169)	(257)
Total equity	50,712	58,505

TOTAL	$83,098	$77,938

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

(In thousands except per share data)

	2012	2011	2010
REVENUE:
Academic revenue	$109,833	$99,216	$82,418
Auxiliary revenue	7,992	6,153	5,528
Rental income — apartments	1,069	990	918
Condominium sales	0	449	932

Total revenue	118,894	106,808	89,796

OPERATING EXPENSES:
Cost of educational services	27,831	22,575	20,419
Selling, general and administrative	77,476	64,474	49,886
Auxiliary expense	4,747	2,888	2,076
Cost of condominium sales	0	381	761
(Gain)/Loss on disposition of property	(320)	82	29

Total operating expenses	109,734	90,400	73,171

OPERATING INCOME	9,160	16,408	16,625

OTHER INCOME (EXPENSE):
Interest income	133	148	206
Interest expense	(594)	0	(525)
Other income — net	121	123	218

Total other income (expense)	(340)	271	(101)

INCOME BEFORE INCOME TAXES	8,820	16,679	16,524

INCOME TAX EXPENSE	(3,683)	(6,375)	(6,485)

NET INCOME	5,137	10,304	10,039

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(88)	(38)	(4)

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	5,049	10,266	10,035

OTHER COMPREHENSIVE INCOME (LOSS) —
Unrealized losses on investments, before tax	(74)	(37)	(19)
Income tax benefit related to items of other comprehensive loss	27	13	6

OTHER COMPREHENSIVE LOSS, NET OF TAX	(47)	(24)	(13)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$5,002	$10,242	$10,022

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

(In thousands except per share data)

	2012	2011	2010
Basic EPS
Class A
Distributed earnings	$—	$—	$135.89
Undistributed earnings	—	—	(40.64)

Total	$—	$—	$95.25

Common
Distributed earnings	$0.13	$0.12	$0.22
Undistributed earnings	0.06	0.27	(0.26)

Total	$0.19	$0.39	$(0.04)

Diluted EPS
Class A
Distributed earnings	$—	$—	$135.89
Undistributed earnings	—	—	(40.64)

Total	$—	$—	$95.25

Common
Distributed earnings	$0.13	$0.12	$0.22
Undistributed earnings	0.06	0.26	(0.26)

Total	$0.19	$0.38	$(0.04)

Weighted Average Shares outstanding
Basic EPS
Class A		—	100,000
Common	26,488,265	26,236,783	3,103,847

Diluted EPS
Class A	—	—	100,000
Common	26,638,427	26,836,039	3,103,959

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

(In thousands except per share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Equity attributable to non- controlling interest	Total stockholders’ equity
Balance—May 31, 2009	$0	$385	$7,251	$109	$(1,869)	$(984)	$4,892
Recapitalization of Dlorah, Inc.	1	22,508	0	0	0	0	22,509
Retirement of treasury stock	0	(1,869)	0	0	1,869	0	0
Merger costs associated with reverse merger	0	(3,365)	0	0	0	0	(3,365)
Contributed capital from non-controlling interest holders	0	0	0	0	0	685	685
Share based compensation expense	0	1,507	0	0	0	0	1,507
Conversion of Class A shares to common	1	(1)	0	0	0	0	0
Dividends declared	0	0	(14,897)	0	0	0	(14,897)
Net income	0	0	10,035	0	0	4	10,039
Other comprehensive loss, net of tax	0	0	0	(13)	0	0	(13)

Balance—May 31, 2010	$2	$19,165	$2,389	$96	$0	$(295)	$21,357
Issuance of 4,550,000 shares common stock net of issuance cost of $1,578	1	30,498	0	0	0	0	30,499
Conversion of 1,068,387 warrants to 1,068,387 shares common stock	0	5,876	0	0	0	0	5,876
Purchase of 1,000,000 shares common stock for the treasury	0	0	0	0	(7,505)	0	(7,505)
Share based compensation expense	0	1,104	0	0	0		1,104
Dividends declared	0	0	(3,106)	0	0	0	(3,106)
Net income	0	0	10,266	0	0	38	10,304
Other comprehensive loss, net of tax	0	0	0	(24)	0	0	(24)

Balance—May 31, 2011	$3	$56,643	$9,549	$72	$(7,505)	$(257)	$58,505
Purchase of 1,468,873 shares common stock for the treasury	0	0	0	0	(10,084)	0	(10,084)
Share based compensation expense	0	560	0	0	0	0	560
Dividends declared	0	0	(3,359)	0	0	0	(3,359)
Net income	0	0	5,049	0	0	88	5,137
Other comprehensive loss, net of tax	0	0	0	(47)	0	0	(47)

Balance—May 31, 2012	$3	$57,203	$11,239	$25	$(17,589)	$(169)	$50,712

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

(In thousands except per share data)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,137	$10,304	$10,039
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,239	2,861	2,320
(Gain) loss on disposition of property and equipment	(320)	81	(89)
Provision for uncollectable tuition	4,204	3,350	2,355
Noncash compensation expense	560	1,104	1,507
Deferred income taxes	2,107	1,540	(453)
Changes in assets and liabilities:
Accounts and other receivables	(4,483)	(3,010)	(3,750)
Student notes	(109)	(411)	(17)
Bookstore inventory	1,051	(137)	(316)
Prepaid and other current assets	(54)	262	(1,179)
Condominium inventories	(3)	382	756
Accounts payable	(142)	(665)	324
Deferred income	(58)	(11)	(62)
Other long-term liabilities	128	1,324	758
Income tax receivable/payable	286	(1,491)	(320)
Accrued and other liabilities	314	294	1,209

Net cash flows provided by operating activities	12,857	15,777	13,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(67,993)	(35,995)	(16,397)
Proceeds from sale of available for sale investments	72,087	27,982	9,687
Purchases of property and equipment	(13,205)	(6,659)	(4,671)
Proceeds from sale of property and equipment	430	1	167
Course development	(585)	(454)	(346)
Other	(115)	(48)	(7)

Net cash flows used in investing activities	(9,381)	(15,173)	(11,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of lines of credit	0	0	(3,305)
Repayments of long-term debt	0	0	(8,654)
Repayments of capital lease payable	(100)	0	0
Contributed capital by non-controlling interest members	0	0	685
Cash paid for treasury stock	(10,084)	(7,505)	0
Cash received for warrants	0	5,876	0
Issuance of common stock	0	32,077	0
Cash paid for stock issuance	0	(640)	0
Cash received in reverse merger	0	0	22,092
Cash paid for merger costs	0	0	(3,365)
Dividends paid	(3,350)	(13,391)	(3,781)

Net cash flows (used in) provided by financing activities	(13,534)	16,417	3,672

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

(In thousands except per share data)

	2012	2011	2010
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(10,058)	$17,021	$5,187

CASH AND CASH EQUIVALENTS — Beginning of year	25,716	8,695	3,508

CASH AND CASH EQUIVALENTS — End of year	$15,658	$25,716	$8,695

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$1,289	$6,308	$7,884

Cash paid for interest	$510	$0	$554

Tenant improvements paid by lessor	$0	$1,271	$0

Capital lease additions	$10,600	$0	$0

Dividends declared at May 31, 2012, 2011 and 2010	$840	$831	$11,116

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

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

The Company’s common stock is listed on The Nasdaq Global Market. The Company owns and operates National American University (“NAU” or the “university”). NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelor’s and master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites, as well as online via the Internet. Operations include 35 educational sites (two of which are pending accreditation and/or regulatory approvals) located in Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas, distance learning service centers in Indiana, Missouri, New Jersey and Texas, and distance learning operations and central administration offices located in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, online learning programs and contracts to provide instruction and course materials to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with Department of Education requirements, which include, among other items, the maintenance of certain financial ratios.

The Company, through its Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

Approximately 92%, 93% and 92% of the Company’s total revenues for the years ended May 31, 2012, 2011 and 2010, respectively were derived from NAU’s academic revenue.

Statement Presentation and Basis of Consolidation - The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Throughout the Notes to Consolidated Financial Statements, amounts in tables are in thousands of dollars except for per share data as otherwise designated. The Company’s fiscal year end is May 31. The Company consolidates the accounts of all wholly owned divisions, including NAU, the Fairway Hills Park and Recreational Association, the Park West Owners’ Association, the Vista Park Owners’ Association, and the Company’s interest in Fairway Hills Section III Partnership (the “Partnership”). The Partnership is 50% owned by the Company and 50% owned by individual family members, most of whom are also either direct or indirect stockholders of the Company. All material intercompany transactions and balances have been eliminated in consolidation.

The Partnership is deemed to be a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10, Consolidation. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the purpose and design of the VIE, the risks that the VIE were designed to create and pass along to other entities, the activities of the VIE that could be directed and which entity could direct them, and the expected relative impact of those activities on the economic performance of the VIE. We assess our VIE determination with respect to an entity on an ongoing basis. We have not identified any additional VIEs in which we hold a significant interest.

The Company has determined that the Partnership qualifies as a VIE and that the Company is the primary beneficiary of the Partnership. Accordingly, the Company consolidated assets, liabilities, and net income of the Partnership within its consolidated balance sheets and statements of operations. As of May 31, 2012 and 2011, the consolidated balance sheets include Partnership assets of $891 and $1,001, respectively, and Partnership liabilities of $109 and $59, respectively. The consolidated statements of operations include Partnership net income of $176, $76, and $8 for the years ended May 31 2012, 2011 and 2010, respectively.

Use of Estimates — The preparation of financial statements in conformity with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to bad debts, income taxes, and certain accruals. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash is held in bank accounts that periodically exceed insured limits; however, no losses have occurred, and the Company feels the risk of loss is not significant.

Investments — The Company’s investments consist of government-backed bonds and certificates of deposit. These securities are classified as “available-for-sale.” Available-for-sale securities represent securities carried at fair value in the consolidated balance sheets. Unrealized gains and losses deemed to be temporary are reported net of taxes and included in other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income – net in the consolidated statements of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. There were no realized gains or losses on sales of investments for each of the years ended May 31, 2012, 2011 and 2010.

The Company’s investments were comprised of the following at May 31:

	2012				2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury debt securities	$14,215	$40	$—	$14,255	$18,211	$115	$—	$18,326
Certificates of deposit	662	—	—	662	659	—	—	659
Other debt securities	—	—	—	—	101	—	(1)	100

Total	$14,877	$40	$—	$14,917	$18,971	$115	$(1)	$19,085

As of May 31, 2012, the Company’s investment maturity dates are as follows:

		Gross	Gross	Gross
		Unrealized	Unrealized	Unrealized
	Amortized	Holding	Holding Losses	Holding Losses	Fair
	Cost	Gains	< 1 Year	> 1 Year	Value
Less than one year	$14,568	$20	$—	$—	$14,588
One to five years	309	20	—	—	329

Total	$14,877	$40	$—	$—	$14,917

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

Student Receivables — Student receivables are recorded at estimated net realizable value and are revised periodically based on estimated future collections. Interest and service charges are applied to all past due student receivables; however, collections are first applied to principal balances until such time that the entire principal balance has been received. Student accounts are charged off only when reasonable collection means are exhausted. The university has determined that most accounts with an outstanding balance of 180 days after the start of the term are uncollectable. Bad debt expense is included in cost of educational services on the consolidated statements of operations.

Other Receivables — Other receivables consist of institutional, which are amounts due from other educational institutions to which the university provides instruction and course materials, and are stated at net realizable value.

Bookstore Inventory — The bookstore operations have been outsourced to a third-party provider during the current year. In prior years, the inventories consisted mainly of textbooks and supplies. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment — Property and equipment are stated at cost. Renewals and improvements are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in operating income. For financial statement purposes, depreciation is computed using the straight-line method over the following estimated useful lives and includes the depreciation of the capital lease obligation in the amount of $309. The total depreciation expense was $4,239, $2,861 and $2,320 for fiscal years 2012, 2011 and 2010 respectively.

Years
Buildings and building improvements	19–40
Land improvements	10–20
Furniture, vehicles, and equipment	5–15

For tax purposes, depreciation is computed using the straight-line and accelerated methods.

Property and equipment — net consists of the following as of May 31 (in thousands):

	2012	2011
Land	$659	$718
Land improvements	374	374
Buildings and building improvements	40,268	22,259
Furniture, vehicles, and equipment	23,664	19,018

Total gross property and equipment	64,965	42,369
Less accumulated depreciation	(24,469)	(21,104)

Total net property and equipment	$40,496	$21,265

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

Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be held for sale are carried at the lower of carrying value or fair value, less cost to sell. The Company had no impairments in 2012, 2011, or 2010.

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

Non-Controlling Interest — The non-controlling interest presented on the consolidated statements of operations represents the individual owners’ share of the Partnership’s income or loss. The consolidated balance sheet amount “Non-controlling interest” represents the individual owners’ share of the Partnership obligations in excess of Partnership assets. The Company has determined the non-controlling owners to have a legal obligation to fund such deficits and believes it is fully collectable at May 31, 2012.

Academic Revenue Recognition — Academic revenue represents tuition revenue and the revenue generated through affiliate relationships. Tuition revenue and affiliate revenue is recorded ratably over the length of respective courses. Academic revenue also includes certain fees and charges assessed at the start of each term. The portion of tuition and registration fees payments received but not earned is recorded as student accounts payable and reflected as a current liability on the consolidated balance sheets, as such amount represents revenue that the Company expects to earn within the next year. Academic revenue is reported net of adjustments for refunds and scholarships. If a student withdraws prior to the completion of the academic term, students are refunded the portion of tuition and registration fees already paid, that pursuant to the Company’s refund policy and applicable federal and state law and accrediting agency standards, the Company is not entitled to. Refunds and scholarships are recorded during the respective terms.

Auxiliary Revenue — Auxiliary revenue represents revenues from the university’s food service, bookstore, and dormitory operations. Revenue is recognized as items are sold and services are performed.

Rental Income — Rental income is primarily obtained from tenants of three apartment complexes under short-term operating leases. Tenants are required to pay rent on a monthly basis. Rent not paid by the end of the month is considered past due, while rent paid in advance is included in deferred income on the consolidated balance sheets. If a tenant becomes 60 days past due, eviction procedures are started.

Rental Expense — The university accounts for rent expense under its long-term operating leases using the straight-line method. Certain of the university’s operating leases contain rent escalator provisions. Accordingly, a $4,161 and $4,248, deferred rent and tenant improvement liability at May 31, 2012 and 2011, respectively, is recorded in other long-term liabilities on the consolidated balance sheets.

Advertising — The university follows the policy of expensing the cost of advertising as incurred. Advertising costs of $16,000, $10,521 and $7,614 for 2012, 2011 and 2010, respectively, are included in selling, general, and administrative expenses on the consolidated statements of operations.

Business Expansion and Development — The university continues to commit resources to the development of new branch campuses and new programs, as well as the expansion of existing programs into new markets. During the year ended May 31, 2012, the university opened new educational sites in Burnsville, Minnesota; Lewisville, Texas; Mesquite, Texas; and Austin, Texas; The university also continued to develop and expand distance learning programs, including opening service centers in Secaucus, New Jersey; Georgetown, Texas; Houston, Texas; Weldon Spring, Missouri; Rochester, Minnesota; and Indianapolis, Indiana. Business expansion and development costs include salaries, marketing and advertising, and other third-party expenses incurred to support such development and expansion. The amounts are included in selling, general, and administrative expenses in the consolidated statements of operations and totaled $22,784, $14,326 and $6,529 in 2012, 2011 and 2010, respectively.

2. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to National American University Holdings, Inc. by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options, warrants and restricted stock. As described in Note 9, the Company had one class of common stock outstanding as of May 31, 2012 and 2011. The class A stock was converted to common stock on May 27, 2010; and, due to the limited number of days between the conversion and the end of the year, the Company utilized the two class method to calculate and report earnings per share for each class of stock for 2010. For purposes of calculating basic and diluted earnings per share, undistributed earnings are allocated to the Class A stock and common stock based on the proportion of weighted average outstanding shares of each class of stock for the year ending May 31, 2010.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	For the year
	ended May 31,
	2012	2011	2010
Numerator:
Net income attributable to National American University Holdings, Inc.	$5,049,000	$10,266,272	$10,035,000
Distributed earnings (DE)	3,368,411	3,106,138	14,900,751
Undistributed earnings (UE)	1,680,589	7,160,134	(4,865,751)

UE attributable to Class A	—	—	(4,063,868)
UE attributable to Common	1,680,589	7,160,134	(801,883)
DE attributable to Class A	—	—	13,588,792
DE attributable to Common	3,368,411	3,106,138	1,311,959

Denominator:
Class A shares	—	—	100,000

Weighted average shares outstanding used to compute basic net income per common share	26,488,265	26,236,783	3,103,847
Incremental shares issuable upon the assumed exercise of stock options	—	—	—
Incremental shares issuable upon the assumed exercise of restricted shares	47,547	—	112
Incremental shares issuable upon the assumed exercise of warrants	102,615	599,256	—

Common shares used to compute diluted net income per share	26,638,427	26,836,039	3,103,959

Basic net income per Class A share		—	$95.25
Basic net income per common share	$0.19	0.39	(0.04)

Diluted net income per Class A share	—	—	95.25
Diluted net income per common share	$0.19	0.38	$(0.04)

A total of 223,950 and 121,750 shares of common stock subject to issuance upon exercise of stock options for the years ended May 31, 2012 and 2011 respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 2,800,000 shares of common stock subject to issuance upon exercise of warrants for the year ended May 31, 2010 have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

3. RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level 1 and level 2 inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level 2 or level 3 inputs. The new disclosures and clarifications of existing disclosures were effective for the Company’s fourth quarter ended May 31, 2010. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level 3 fair value measurements were effective for the Company’s first quarter ended August 31, 2011. The Company has adopted this standard, but it did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance is intended to create a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments provide clarification on the application of certain existing fair value measurement guidance and enhance disclosure requirements, including the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy and expanded quantitative and qualitative disclosures for fair value measurements that are estimated using significant unobservable (Level three) inputs. The Company adopted this standard in the fourth quarter ended May 31, 2012, but it did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These standards will be effective for the Company’s fiscal quarter ending August 31, 2012 with retrospective application required. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements

4. DEPARTMENT OF EDUCATION REQUIREMENTS

The university extends unsecured credit to a portion of the students who are enrolled throughout the campuses for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”). The university is required under 34 CFR 600.5(d) to maintain at least 10% of its revenues (calculated on a cash basis) from non-Title IV program funds. The university believes they are in compliance with this requirement for the years ended May 31, 2012, 2011 and 2010, as shown in the underlying calculation:

	2012		2011		2010
Title IV HEA funds received	$89,390		$78,388		$58,251

Academic revenue (cash basis)	$105,577	=84.67%	$99,393	=78.87%	$76,546	=76.10%

To participate in Title IV Programs, an educational institution must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by the U.S. Department of Education (the “Department of Education”), and be certified as an eligible institution by the Department of Education. For this reason, educational institutions are subject to extensive regulatory requirements imposed by all of these entities. After an educational institution receives the required certifications by the appropriate entities, the educational institution must demonstrate compliance with the Department of Education’s regulation pertaining to Title IV programs on an ongoing basis. Included in these regulations is the requirement that the Company must satisfy specific standards of financial responsibility. The Department of Education evaluates educational institutions for compliance with these standards each year, based upon an educational institution’s annual audited financial statements, as well as following any changes in ownership. Under regulations which took effect July 1, 1998, the Department of Education calculates an educational institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the educational institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the educational institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the educational institution’s ability to operate at a profit. This composite score can range from -1 to +3.

An institution that does not meet the Department of Education’s minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the Department of Education. Based on the consolidated financial statements for the 2012, 2011 and 2010 fiscal years, the university’s calculations result in a composite score of 2.7, 3.0, and 2.4, respectively. Therefore the University currently meets the minimum composite score requirement as most recently required by the Department of Education.

5. LINES OF CREDIT

During the second quarter 2012, the university entered into a $3,000 unsecured revolving line of credit with Great Western Bank that matured on May 31, 2012 Advances under the line bear interest at prime (3.25% at May 31, 2012). No advances had been made on this line of credit at any time during the year ended May 31, 2012.

The university maintained a $3,000 line of credit with Wells Fargo Bank that matured in June 2011. Advances under the line bore interest at a variable rate based on prime and were secured by checking, savings, and investment accounts held by Wells Fargo Bank. No advances had been made on this line of credit at any time during the year ended May 31, 2011.

During 2009, the Company utilized a line of credit with Great Western Bank to fund the construction of a new building (see Note 13). The line of credit was paid in full and closed during the year ended May 31, 2010.

6. LEASES

The university leases building facilities for branch operations and equipment for classroom operations under operating leases with various terms and conditions. Total rent expense for the years ended May 31, 2012, 2011 and 2010, was $5,032, $4,481 and $3,752, respectively.

Future minimum lease payments on non-cancelable operating leases for the five years ending May 31 are as follows (in thousands):

2013	$5,046
2014	5,082
2015	5,062
2016	4,924
2017	4,648
Thereafter	20,526

As part of ongoing operations, the Company entered into an arrangement for additional space that will house the Corporate headquarters, distance learning operations, and the Rapid City campus operations. The Company is obligated to make future payments under a capital lease obligation, which totaled $25.1 million, had a net present value of $10.5 million as of May 31, 2012, and was recognized as current and non-current capital lease payable of $0.1 and $10.4 respectively. The asset is included in net property and equipment in the consolidated balance sheet.

The following is a schedule of future minimum commitments for the capital lease as of May 31, 2012:

2013	$1,050
2014	1,071
2015	1,092
2016	1,115
2017	1,137
Thereafter	19,151

Total future minimum lease obligation	$24,616
Less: Imputed interest on capital leases	(14,116)

Net present value of lease obligations	$10,500

7. INCOME TAXES

Components of the provision for income taxes for the years ended May 31, 2012, 2011 and 2010, were as follows:

	2012	2011	2010
Current tax expense:
Federal	$1,065	$4,189	$6,116
State	511	647	780

	1,576	4,836	6,896

Deferred tax expense (benefit):
Federal	2,020	1,434	(382)
State	87	105	(29)

	2,107	1,539	(411)

Total tax expense	$3,683	$6,375	$6,485

The effective tax rate varies from the statutory federal income tax rate for the following reasons:

	2012	2011	2010
Statutory	34.0%	34.0%	34.0%
State income taxes — net of federal benefit	3.5	3.2	3.0
Permanent differences and other	4.7	1.0	2.3

Effective income tax rate	42.2%	38.2%	39.3%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) as of May 31 were as follows:

	2012	2011
Deferred income tax assets:
Account receivable allowances	$308	$104
Bad debt write-offs	1,082	1,056
Other	265	133
Accrued salaries	657	760
Start up costs	363	382
Capital lease obligation	3,938	—
Deferred rent	1,560	1,550

Total deferred income tax assets	8,173	3,985

Deferred income tax liabilities:
Fixed assets and course development	(11,121)	(4,838)
Prepaid expenses	(221)	(209)
Other	(15)	(42)

Total deferred income tax liabilities	(11,357)	(5,089)

Net deferred income tax assets (liabilities)	$(3,184)	$(1,104)

The Company follows guidance of ASC Topic 740, Income Taxes, formerly FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which requires that income tax positions must be more likely than not to be sustained based solely on their technical merits in order to be recognized. The Company has recorded no liability for uncertain tax positions. The Company has elected to record interest and penalties from unrecognized tax benefits in the tax provision.

The Company files income tax returns in the U.S. federal jurisdiction and various states. Because of closure of an Internal Revenue Service examination, the Company is no longer subject to U.S. federal income tax examinations for years before 2010 and, generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2006.

8. EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan Payable — The Company sponsors a 401(k) plan for its university employees, which provides for a discretionary match, net of forfeitures, of up to 5%. The university uses certain consistently applied operating ratios to determine contributions. The university’s contributions were $601, $555 and $447 for the years ended May 31, 2012, 2011 and 2010, respectively.

Compensation Plans — The Company had entered into an employment agreement dated January 3, 2005, as amended to date, with Robert Buckingham, an executive officer of the Company. The agreement required, among other things, an annual incentive payment of 10% of the Company’s annual income as defined in the agreement, which was paid out annually. For the year ended May 31, 2010, the Company recorded $793 as an expense in selling, general, and administrative expenses in the consolidated statements of operations. Furthermore, the agreement provided for a deferred compensation payment payable upon retirement or death equal to one year’s salary.

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

The Company has also entered into employment agreements with Dr. Ronald Shape, Chief Executive Officer and Dr. Jerry Gallentine, President, that require, among other things, an annual incentive payment as defined in the agreements. The incentive payments are paid in installments each year, are recorded in selling, general and administrative expenses and accrued other liabilities in the consolidated financial statements, and total $0.0, $634 and $749 for 2012, 2011 and 2010, respectively.

On May 2, 2011, the Company approved a Chief Executive Officer Compensation Plan and a Cabinet Level Officer Compensation Plan, in connection with establishing the overall compensation levels for the executive management team of the Company for the 2012 fiscal year. Each compensation plan has a base salary component, quarterly achievement award component and an annual achievement award component as defined in the agreements. A similar Senior Executive Level Officer Compensation Plan was announced on May 21, 2012 for the 2013 fiscal year.

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

Of the authorized shares, 25,574,124 and 26,546,499 shares of common stock were outstanding as of May 31, 2012 and 2011, respectively. No shares of preferred stock were outstanding.

On January 31, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares, not to exceed $10,000, of the Company’s outstanding common stock in open market or privately negotiated transactions. The Board determined, among other things, that the repurchase program would offset dilution from the exercise of existing warrants to purchase shares of common stock. During the third quarter fiscal 2011, the Company repurchased 1,000,000 shares for $7,505. No remaining shares are authorized to be repurchased under this directive.

On November 4, 2011, the Company’s Board of Directors authorized the repurchase of up to $10,000 of its outstanding common stock in open market or privately negotiated transactions. The timing and actual number of shares purchased depends on a variety of factors such as price, corporate and regulatory requirements, and other prevailing market conditions. During the year ended May 31, 2012, 1,468,873 shares were repurchased for $10,000. No remaining shares are authorized to be repurchased under this directive.

During the year ended May 31, 2010, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the offer and sale of up to 7,000,000 shares of its common stock (half coming from selling stockholders), plus 1,050,000 shares to cover over-allotment. The sale of 7,000,000 shares closed on June 1, 2010, and the sale of the 1,050,000 over-allotment shares closed on June 5, 2010. Also, in connection with the Transaction, the former Dlorah stockholders were issued, in the aggregate, warrants to purchase up to 2,800,000 shares of common stock at $5.50 per share that would have expired if not converted by November 23, 2011. These warrants contained a cashless exercise feature. In fiscal 2011, 1,283,753 warrants were converted into 1,123,846 shares of common stock. In fiscal 2012, 1,516,247 warrants were converted into 510,920 shares of common stock via the cashless exercise feature. All warrants were converted by November 23, 2011, and no remaining warrants are outstanding.

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At May 31, 2012, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At May 31, 2012, 800,114 shares of common stock remain available for issuance under the Plan.

Restricted stock

The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

During the quarter ended August 31, 2010, the Company granted 53,000 restricted stock units (“RSUs”) with a grant date fair value of $5.52 per share; these shares vested May 31, 2011 based on the Company’s profitability. In connection with the vesting and issuance of restricted stock units to employees, the Company repurchased 14,894 shares at a total cost of $143 to facilitate payment of the employees’ tax liability associated with the award.

During the quarter ended August 31, 2011, the Company issued 41,500 RSUs with performance based vesting at a grant date fair value of $10.59 per share. The number of shares earned was determined by the Company’s profitability during the year ended May 31, 2012. The performance criteria required for vesting of these RSUs was not attained resulting in the cancelation of all these awards and no expense was recorded.

During the quarter ended August 31, 2011, the Company also awarded 1,888 restricted stock awards with time based vesting at a grant date fair value of $10.59 per share to the members of the board of directors. Shares vest one year from the grant date and require board service for the entire year. The award agreement calls for acceleration of vesting upon the holder’s death; 472 shares vested in 2012 due to the death of Mr. Yelick.

Compensation expenses associated with restricted stock awards and restricted stock unit awards, respectively, totaled $237 and $0 for the year ended May 31, 2012, $607 and $293 for the year ended May 31, 2011, and $1,507 and $0 for the year ended May 31, 2010. In addition, federal and state payroll taxes totaling $140, $275, and $600 related to these awards were also included in compensation expense for the years ended May 31, 2012, 2011, and 2010, respectively. At May 31 2012, unamortized compensation cost of restricted stock and restricted stock unit awards totaled $3. The unamortized cost is expected to be recognized over a weighted-average period of 0.2 years as of May 31, 2012.

A summary of restricted shares activity under the Plan as of and for the years ended May 31, 2012 and 2011 is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2010	110,333	$8.64
Granted	53,000	5.52
Vested	(109,167)	7.14
Forfeited	—	0

Non-vested shares at May 31, 2011	54,166	8.62

Granted	43,388	10.59
Vested	(54,638)	8.63
Forfeited	(41,500)	10.59

Non-vested shares at May 31, 2012	1,416	$10.59

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

For stock options issued during the years ended May 31, 2012 and 2011, the following assumptions were used to determine fair value:

Assumptions used:	May 31, 2012	May 31, 2011
Expected term (in years)	6.00	5.75
Expected volatility	50.00%	45.59%
Weighted average risk free interest rate	1.22%	0.46%
Weighted average risk free interest rate range	1.22%	0.13%-0.50%
Weighted average expected dividend	1.13%	1.24%
Weighted average expected dividend range	1.13%	1.20%-1.60%
Weighted average fair value	$4.56	$3.44

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

A summary of option activity under the Plan as of May 31, 2012 and 2011, and changes during the years then ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at May 31, 2010	—	$—
Granted	121,750	9.17
Exercised	—	—
Forfeited or canceled	—	—

Outstanding at May 31, 2011	121,750	$9.17	9.1	$—

Exercisable at May 31, 2011	—	$—	—	$—

Outstanding at May 31, 2011	121,750	$9.17	9.1
Granted	133,500	10.59
Exercised	—	—
Forfeited or canceled	(31,300)	9.88

Outstanding at May 31, 2012	223,950	$9.92	8.7	$—

Exercisable at May 31, 2012	54,625	$9.17	8.1	$—

The Company recorded compensation expense for stock options of $323, $204 and $0 for the years ended May 31, 2012, 2011 and 2010, respectively in the statement of operations. As of May 31, 2012 there was $391 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 2.1 years as of May 31, 2012.

The Company plans to issue new shares as settlement of options exercised. There were no options exercised during the year ended May 31, 2012 or 2011.

Dividends

The holders of class A common stock were entitled to a quarterly dividend equal to $0.11 per quarter (for a total of $0.44 per year) per share of the common stock into which such class A common stock was convertible, paid when and if declared by the board of directors. When a dividend was paid on the class A common stock, a dividend equal to one-fourth of the per share amount of any class A common stock dividend paid was also paid to holders of common stock. On May 10, 2010, the Company announced that on April 26, 2010, its board of directors declared, subject to the satisfaction of the condition set forth below, a one-time special cash dividend in the amount of $0.1609694 per share on each share of the Company’s common stock and in the amount of $0.6438774 per share on each share of the Company’s common stock issuable upon conversion of the class A common stock. This special dividend totaled $11,116 of which $11,108 was paid on June 4, 2010 with the difference related to the restricted shares which was paid once the restrictions lapsed. All the dividends required under the terms of the merger agreement for the Transaction have been declared and paid as detailed in the following table.

Date declared	Record date	Payment date	Per share
August 30, 2010	September 30, 2010	October 8, 2010	$0.0275
October 25, 2010	December 31, 2010	January 7, 2011	$0.0300
January 31, 2011	March 31, 2011	April 8, 2011	$0.0300
May 2, 2011	June 30, 2011	July 8, 2011	$0.0300
August 29, 2011	September 30, 2011	October 7, 2011	$0.0300
November 4, 2011	December 31, 2011	January 9, 2012	$0.0325
January 30, 2012	March 30, 2012	April 6, 2012	$0.0325
April 30, 2012	June 30, 2012	July 9, 2012	$0.0325

10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various claims, proceedings, or lawsuits relating to the conduct of its business. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material effect on the Company’s consolidated financial position, cash flows or future results of operations.

The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. On an ongoing basis, the Company evaluates the results of internal compliance monitoring activities and those of applicable regulatory agencies and, when appropriate, records liabilities to provide for the estimated costs of any necessary remediation. In March 2011, the Department of Education announced a program review site visit for NAU, which occurred in April 2011. The periods covered by the program review were the 2008-2009, 2009-2010 and 2010-2011 Title IV award years, (with each award year commencing July 1 and ending June 30). NAU received the Department of Education’s preliminary program review report on June 16, 2011, which contained findings regarding the manner in which NAU calculated returns of Title IV program funds for online students that withdrew before completing their educational program, certain discrepancies between NAU’s published campus crime statistics and similar information on its website, and aspects of its written policy on returns of Title IV program funds. With respect to the first finding, NAU was required to perform a full file review for each of the three award years and, where necessary, revise the last date of attendance and prior returns of Title IV funds calculations for online students. NAU submitted the results of this file review and its responses to the program review findings, on October 19, 2011. On February 3, 2012, the Department of Education requested certain additional documentation to facilitate resolution of the program review, which NAU provided to the Department of Education on March 20, 2012. On May 30, 2012, the Department of Education issued a final program review determination with respect to this matter, requiring NAU to return an aggregate amount of approximately $300 to the Department of Education and FFEL lenders, which was completed within 45 days of the final program review determination letter, as required by the Department of Education. The Company has accrued $300 as an estimated liability The Company cannot predict the outcome of future program reviews and any unfavorable outcomes could have a material effect on the Company’s results of operations, cash flows, and financial position.

During the third quarter 2012, the South Dakota Department of Revenue conducted a Sales and Use Tax Audit on the three year period of 2008 through 2011 and has issued a preliminary report of taxes due. As of May 31, 2012, the Company is researching the audit findings and has accrued $400 as an estimated liability, pending final resolution.

11. SELF-INSURED HEALTH INSURANCE

The Company maintains a self-insured health insurance plan for employees. Under this plan, the Company pays a monthly fee to its administrator, as well as claims submitted by its participants. As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted, the Company has recorded a liability for outstanding claims of approximately $287 and $271 at May 31, 2012 and 2011, respectively. Such liability is reported with accrued liabilities in the consolidated balance sheets. At May 31, 2012, the Company’s maximum aggregate risk was approximately $3,558. The maximum specific risk per participant is $50 per year, although total risk for all participants will not exceed the noted maximum aggregate risk for the year.

12. RELATED-PARTY TRANSACTIONS

The Company is required under 34 CFR668.23(d) to disclose all related-party transactions (as defined within the regulation) regardless of materiality to the financial statements. Rent totaling $0.5 per month was paid to related parties for home office space under month-to-month leases in 2010. All other related-party transactions are intercompany amounts that are eliminated in consolidation.

13. CONDOMINIUM PROJECT

During 2009, the Company completed construction on a new building containing 24 condominium units to be sold to the general public. These condominium units are accounted for within condominium inventory within the consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the consolidated statements of operations. Nine units have been sold as of May 31, 2012.

In addition, six units of an existing 48-unit apartment building have been sold as condominiums, with the remaining units available for sale or lease. These condominium units are accounted for within net property and equipment within the consolidated balance sheets, and the sales of the condominium units are recorded as a gain on disposition of property within the consolidated statements of operations.

14. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at May 31, 2012 and 2011:

Level 1 – Quoted prices in active markets for identical assets or liabilities. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted market prices.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The type of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using observable inputs. Level 2 assets consist of certificates of deposit (CD) that are valued at cost, which approximates fair value. Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

In accordance with the fair value hierarchy, the following table shows the fair value as of May 31, 2012 and 2011, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No other financial assets or liabilities are measured at fair value on a recurring or nonrecurring basis at May 31, 2012 or 2011.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
May 31, 2012
Investments
CD’s and money market accounts	$1,831	$419	$—	$2,250
US treasury bills and notes	14,255	—	—	14,255

Total assets at fair value	$16,086	$419	$—	$16,505

May 31, 2011
Investments
CD’s and money market accounts	$1,640	$417	$—	$2,057
US treasury bills and notes	18,427	—	—	18,427

Total assets at fair value	$20,067	$417	$—	$20,484

Following is a summary of the valuation techniques for assets and liabilities recorded in the consolidated balance sheets at fair value on a recurring basis:

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

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, US treasury bills and notes, receivables, payables and capital lease payables. The carrying values approximated fair values for cash and cash equivalents, receivables and payables because of the short-term nature of these instruments. CD’s and money market accounts and treasury bills and notes are recorded at fair values as indicated in the preceding disclosures.

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

	2012			2011			2010
			Consolidated			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic	$109,833	$0	$109,833	$99,216	$0	$99,216	$82,418	$0	$82,418
Auxiliary	7,992	0	7,992	6,153	0	6,153	5,528	0	5,528
Rental income apartments	0	1,069	1,069	0	990	990	0	918	918
Condominium sales	0	0	0	0	449	449	0	932	932

Total revenue	117,825	1,069	118,894	105,369	1,439	106,808	87,946	1,850	89,796

Operating expenses:
Cost of educational services	27,831	0	27,831	22,575	0	22,575	20,419	0	20,419
Selling, general administrative	75,671	1,805	77,476	62,672	1,802	64,474	48,238	1,648	49,886
Auxiliary	4,747	0	4,747	2,888	0	2,888	2,076	0	2,076
Cost of condominium sales	0	0	0	0	381	381	0	761	761
(Gain) loss on disposition of property	40	(360)	(320)	82	0	82	29	0	29

Total operating expenses	108,289	1,445	109,734	88,217	2,183	90,400	70,762	2,409	73,171

Income (loss) from operations	9,536	(376)	9,160	17,152	(744)	16,408	17,184	(559)	16,625

Other income (expense):
Interest inc	133	0	133	148	0	148	200	6	206
Interest exp	(594)	0	(594)	0	0	0	(125)	(400)	(525)
Other income—net	0	121	121	0	123	123	0	218	218

Total other income (expense)	(461)	121	(340)	148	123	271	75	(176)	(101)

Income (loss) before taxes	$9,075	$(255)	$8,820	$17,300	$(621)	$16,679	$17,259	$(735)	$16,524

Total assets	$70,404	$12,694	$83,098	$60,215	$17,723	$77,938	$33,085	$14,201	$47,286

Expenditures for for long-lived assets	$13,025	$180	$13,205	$6,430	$229	$6,659	$3,385	$1,286	$4,671

Depreciation & amortization	$3,692	$547	$4,239	$2,326	$535	$2,861	$1,811	$509	$2,320

17. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected unaudited quarterly financial information for the last eight quarters.

	Quarter
	First	Second	Third	Fourth
Fiscal Year Ended May 31, 2012
Revenues	$25,397	$30,445	$29,942	$33,110
Income from operations	1,762	3,258	1,347	2,793
Net income	1,106	1,958	506	1,567
Net income attributable to NAUH and Subs	1,023	1,943	519	1,564
Net income per share (common):
Basic	0.04	0.07	0.02	0.06
Diluted	0.04	0.07	0.02	0.06

Fiscal Year Ended May 31, 2011
Revenues	$23,172	$27,840	$27,733	$28,063
Income from operations	2,102	4,554	6,254	3,498
Net income	1,348	2,757	3,879	2,320
Net income attributable to NAUH and Subs	1,340	2,746	3,867	2,313
Net income per share (common):
Basic	0.05	0.10	0.15	0.09
Diluted	0.05	0.10	0.14	0.09

18. SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date of May 31, 2012, through the date the consolidated financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2012. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of May 31, 2012, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of May 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2012.

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

Item 9B . Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after May 31, 2012. Except for those portions specifically incorporated in this annual report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this annual report on Form 10-K.

(a)(2) Financial Statement Schedules

None required.

(b)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated August 7, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.2	Amended and Restated Agreement and Plan of Reorganization, dated August 11, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.3	Amendment No. 1 to the Amended and Restated Agreement and Plan of Reorganization, dated October 26, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc., and Dlorah, Inc. **

3.1	Second Amended and Restated Certificate of Incorporation***

3.2	Amended Bylaws######

4.1	Specimen Common Stock Certificate***

10.1	Registration Rights Agreement, dated as of November 23, 2009, by and among Camden Learning Corporation and each of H. & E. Buckingham Limited Partnership and Robert D. Buckingham Living Trust. ***

10.2	Registration Rights Agreement, dated as of November 29, 2007, by and among Camden Learning Corporation and certain of the founding stockholders of Camden Learning Corporation. ****

10.3	Form of Restricted Stock Agreement under the registrant’s 2009 Stock Option and Compensation Plan.*****

10.4	National American University Holdings, Inc. 2009 Stock Option and Compensation Plan.***

10.5	Employment Agreement between Dlorah, Inc. and Jerry L. Gallentine, amended and restated September 9, 2003, and further amended by the First Amendment to Employment Agreement, dated November 18, 2009. ***

10.6	Employment Agreement between Dlorah, Inc. and Ronald Shape, dated effective as of June 1, 2010.###

10.7	Joinder to Registration Rights Agreement, dated as of January 12, 2010 between National American University Holdings, Inc. and T. Rowe Price Associates, Inc. on behalf of its investment advisory clients T. Rowe Price Small-Cap Value Fund, Inc. and T. Rowe Price U.S. Equities Trust.#

10.8	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Ashford Capital Management Inc.#

10.9	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Granite Point Capital, LP.#

10.10	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Granite Point Capital Offshore Fund, Ltd.#

10.11	Restricted Stock Award Agreement, dated effective as of March 19, 2010, by and between National American University Holdings, Inc. and Dr. Ronald Shape.#

10.12	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Silver Capital Fund, LLC##

10.13	Joinder to Registration Rights Agreement, dated as of November 23, 2009 between Camden Learning Corporation and Silver Capital Fund (Offshore), LTD##

10.14	Form of Director Indemnification Agreement******

10.15	Cabinet Level Officer Compensation Plan####

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	the following materials from National American University Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012, are formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Balance Sheets, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Stockholders Equity, (d) Consolidated Statements of Cash Flows, and (e) Notes to Annual Consolidated Financial Statements

*	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on August 11, 2009.
**	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on October 27, 2009.
***	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on November 30, 2009.
****	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on December 5, 2007.
*****	Incorporated by reference to National American University Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 12, 2010.
******	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on May 11, 2010.
#	Incorporated by reference to National American University Holdings, Inc.’s Registration Statement on Form S-1 filed on March 23, 2010.
##	Incorporated by reference to National American University Holdings, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A filed on May 11, 2010.
###	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on August 30, 2011.
####	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on May 6, 2011.
#####	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on May 24, 2012.
######	Incorporated by reference to National American University Holdings, Inc.’s Annual Report on Form 10-K filed on August 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National American University Holdings, Inc.

By:	/s/ Ronald L. Shape
Name:	Ronald L. Shape, Ed. D.
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Venessa D. Green
Name:	Venessa D. Green, MBA, CPA
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Dated as of August 3, 2012.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of August 3, 2012.

Name	Title

/s/ Robert D. Buckingham
Robert D. Buckingham	Chairman of the Board of Directors

/s/ Jerry L. Gallentine
Jerry L. Gallentine, Ph.D.	President and Director

/s/ Therese Crane
Therese Crane, Ed.D.	Director

/s/ R. John Reynolds
R. John Reynolds, Ph.D.	Director

/s/ Thomas D. Saban
Thomas D. Saban, Ph.D.	Director

/s/ David L. Warnock
David L. Warnock	Director

/s/ Richard Halbert
Richard Halbert	Director