Form 10-Q
period 2012-08-31
National American University Holdings, Inc.
filed 2012-10-05
CIK 1399855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 001-34751

National American University Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0479936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5301 S. Highway 16 Rapid City, SD	57701
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2012, 25,575,540 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF AUGUST 31, 2012 AND AUDITED CONDENSED

CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2012

(In thousands except share data)

	August 31, 2012	May 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,427	$15,658
Available for sale investments	11,403	14,917
Student receivables — net of allowance of $821 and $759 at August 31, 2012 and May 31, 2012, respectively	3,801	2,804
Other receivables	421	366
Bookstore inventory	0	6
Income tax receivable	1,640	974
Deferred income taxes	1,334	1,914
Prepaid and other current assets	367	613

Total current assets	35,393	37,252

Total Property and Equipment - net	42,108	40,496

OTHER ASSETS:
Condominium inventory	2,667	2,667
Land held for future development	312	312
Course development — net of accumulated amortization of $1,799 and $1,715 at August 31, 2012 and May 31, 2012, respectively	1,239	1,241
Other	1,176	1,130

	5,394	5,350

TOTAL	$82,895	$83,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$47	$40
Accounts payable	5,613	4,175
Dividends payable	1,032	840
Student accounts payable	663	659
Deferred income	221	236
Accrued and other liabilities	5,983	6,717

Total current liabilities	13,559	12,667

DEFERRED INCOME TAXES	5,098	5,098

OTHER LONG-TERM LIABILITIES	4,197	4,161

CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	10,447	10,460

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,059,307 issued and 25,575,540 outstanding as of August 31, 2012; 28,057,891 issued and 25,574,124 outstanding as of May 31, 2012)	3	3
Additional paid-in capital	57,282	57,203
Retained earnings	10,051	11,239
Treasury stock, at cost (2,483,767 shares at August 31, 2012 and May 31, 2012)	(17,589)	(17,589)
Accumulated other comprehensive income, net of taxes - unrealized gain on available for sale securities	3	25

Total National American University Holdings, Inc. stockholders’ equity	49,750	50,881

Net income attributable to non-controlling interest	(156)	(169)
Total equity	49,594	50,712

TOTAL	$82,895	$83,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011

(In thousands except share data)

	Three Months Ended August 31,
	2012	2011
REVENUE:
Academic revenue	$26,477	$23,700
Auxiliary revenue	2,699	1,427
Rental income — apartments	274	270

Total revenue	29,450	25,397

OPERATING EXPENSES:
Cost of educational services	7,135	6,352
Selling, general and administrative	20,421	16,775
Auxiliary expense	1,843	640
Loss (Gain) on disposition of property	73	(132)

Total operating expenses	29,472	23,635

OPERATING (LOSS) INCOME	(22)	1,762

OTHER INCOME (EXPENSE):
Interest income	31	41
Interest expense	(253)	0
Other income — net	35	31

Total other (expense) income	(187)	72

(LOSS) INCOME BEFORE INCOME TAXES	(209)	1,834
INCOME TAX BENEFIT (EXPENSE)	58	(728)

NET (LOSS) INCOME	(151)	1,106
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(13)	(83)

NET (LOSS) INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	(164)	1,023

OTHER COMPREHENSIVE LOSS —
Unrealized losses on investments, before tax	(22)	(12)
Income tax benefit related to items of other comprehensive loss	0	0

OTHER COMPREHENSIVE LOSS, NET OF TAX	(22)	(12)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(186)	$1,011

Basic net (loss) earnings attributable to National American University Holdings, Inc.	$(0.01)	$0.04

Diluted net (loss) earnings attributable to National American University Holdings, Inc.	$(0.01)	$0.04

Basic weighted average shares outstanding	25,574,478	26,710,881
Diluted weighted average shares outstanding	25,574,478	27,076,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011

(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
				Accumulated		Equity
		Additional		other		attributable to	Total
	Common	paid-in	Retained	comprehensive	Treasury	non-controlling	stockholders’
	stock	capital	earnings	income	stock	interest	equity
Balance - May 31, 2011	$3	$56,643	$9,549	$72	$(7,505)	$(257)	$58,505
Conversion of 954,166 warrants to 354,466 shares common stock	0	0	0	0	0	0	0
Purchase of 14,894 shares common stock for the treasury	0	0	0	0	(143)	0	(143)
Excess tax benefits from stock based compensation	0	77	0	0	0	0	77
Share based compensation expense	0	128	0	0	0	0	128
Dividends declared	0	0	(810)	0	0	0	(810)
Net income	0	0	1,023	0	0	83	1,106
Other comprehensive loss, net of tax	0	0	0	(12)	0	0	(12)

Balance - August 31, 2011	$3	$56,848	$9,762	$60	$(7,648)	$(174)	$58,851

Balance - May 31, 2012	$3	$57,203	$11,239	$25	$(17,589)	$(169)	$50,712
Share based compensation expense	0	79	0	0	0	0	79
Dividends declared	0	0	(1,024)	0	0	0	(1,024)
Net (loss) income	0	0	(164)	0	0	13	(151)
Other comprehensive loss, net of tax	0	0	0	(22)	0	0	(22)

Balance - August 31, 2012	$3	$57,282	$10,051	$3	$(17,589)	$(156)	$49,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011

(In thousands except share data)

	Three Months Ended
	August 31, 2012	August 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(151)	$1,106
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization	1,351	879
Loss (gain) on disposition of property and equipment	73	(132)
Provision for uncollectable tuition	1,365	981
Noncash compensation expense	79	128
Excess tax benefits from stock based compensation	0	(79)
Deferred income taxes	580	(183)
Changes in assets and liabilities:
Accounts and other receivables	(2,417)	(853)
Student notes	(18)	(41)
Bookstore inventory	6	78
Prepaid and other current assets	246	131
Accounts payable	942	919
Deferred income	(15)	(29)
Other long-term liabilities	36	438
Income tax receivable/payable	(666)	776
Accrued and other liabilities	(734)	(1,253)

Net cash flows provided by operating activities	677	2,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(4,744)	(31,998)
Proceeds from sale of available for sale investments	8,236	28,095
Purchases of property and equipment	(2,453)	(3,006)
Proceeds from sale of property and equipment	0	162
Course development	(81)	(148)
Other	(28)	(44)

Net cash flows provided by (used in) investing activities	930	(6,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(6)	0
Excess tax benefits from stock based compensation	0	79
Purchase of treasury stock	0	(143)
Dividends paid	(832)	(814)

Net cash flows used in financing activities	(838)	(878)

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011

(In thousands except share data)

	Three Months Ended
	August 31, 2012	August 31, 2011
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$769	$(4,951)
CASH AND CASH EQUIVALENTS — Beginning of year	15,658	25,716

CASH AND CASH EQUIVALENTS — End of period	$16,427	$20,765

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$29	$135

Cash paid for interest	$253	$—

Dividends declared at August 31, 2012 and August 31, 2011	$1,024	$827

(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011

(Dollar amounts, except per share, in thousands)

1.	STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s 10-K filed on August 3, 2012. Furthermore, the results of operations and cash flows for the three month periods ended August 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by U.S. GAAP.

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

The Company, formerly known as Camden Learning Corporation, was incorporated in the State of Delaware on April 10, 2007 as a special purpose acquisition company formed to serve as a vehicle for the acquisition of an operating business. On November 23, 2009, Dlorah, Inc., an existing South Dakota corporation, became a wholly owned subsidiary of the Company (the “Transaction”), pursuant to an Agreement and Plan of Reorganization between the Company and Dlorah. In connection with the Transaction, the stockholders of Dlorah received approximately 77% of the equity of the Company, and Dlorah was deemed to be the acquirer for accounting purposes. The Transaction has been accounted for as a reverse merger accompanied by a recapitalization. As a result of the Transaction, the historical results of Dlorah became the historical results of the Company.

The Company’s common stock is listed as NAUH on The NASDAQ Global Market. The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors and master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites and online. Operations include educational sites (four of which are pending regulatory approvals – Indianapolis, Indiana, Tigard, Oregon, Houston, Texas and the Rouche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, and contracts to provide online course development, hosting and technical assistance to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with U.S. Department of Education requirements, including the maintenance of certain financial ratios.

The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

For the three months ended August 31, 2012 and 2011, 90% and 93%, respectively, of the Company’s total revenues were derived from NAU’s academic revenue.

3.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to National American University Holdings, Inc. by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options, warrants and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended August 31,
	2012	2011
Numerator:
Net (loss) income attributable to National American University Holdings, Inc.	$(164,000)	$1,023,000

Denominator:
Weighted average shares outstanding used to compute basic net income per common share	25,574,478	26,710,881
Incremental shares issuable upon the assumed exercise of stock options		929
Incremental shares issuable upon the assumed exercise of restricted shares		40,912
Incremental shares issuable upon the assumed exercise of warrants		323,826

Common shares used to compute diluted net income per share	25,574,478	27,076,548

Basic net (loss) income per common share	$(0.01)	$0.04
Diluted net (loss) income per common share	$(0.01)	$0.04

A total of 389,794 and 240,000 shares of common stock subject to issuance upon exercise of stock options, restricted stock awards and warrants for the three months ended August 31, 2012 and 2011, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

4.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. The Company adopted these standards retrospectively in the first quarter ended August 31, 2012. As these standards impacted presentation requirements only, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

5.	STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,000,000, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001.

Of the authorized shares, 25,575,540 and 25,574,124 shares of common stock were outstanding as of August 31, 2012 and May 31, 2012, respectively.

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At August 31, 2012, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At August 31, 2012, 588,182 shares of common stock remain available for issuance under the Plan.

Restricted stock

The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

During the quarter ended August 31, 2012, the Company issued 46,088 restricted stock units (“RSUs”) with performance based vesting at a grant date fair value of $4.60 per share. The number of shares to be earned is determined by the Company’s profitability during the year ended May 31, 2013. At August 31, 2012, the Company believes the performance criteria required for vesting of these RSUs will be attained.

During the quarter ended August 31, 2012, the Company also awarded 13,044 restricted stock awards with time based vesting at a grant date fair value of $4.60 per share to the members of the board of directors. Shares vest one year from the grant date and require board service for the entire year.

During the quarter ended August 31, 2011, the Company issued 41,500 RSUs with performance based vesting at a grant date fair value of $10.59 per share. The number of shares earned was determined by the Company’s profitability during the year ended May 31, 2012. The performance criteria required for vesting of these RSUs was not attained resulting in the cancelation of all these awards at May 31, 2012 and no expense was recorded.

During the quarter ended August 31, 2011, the Company also awarded 1,888 restricted stock awards with time based vesting at a grant date fair value of $10.59 per share to the members of the board of directors. Shares vest one year from the grant date and require board service for the entire year. The award agreement calls for acceleration of vesting upon the holder’s death; 472 shares vested in fiscal 2012 due to the death of Mr. Yelick. The remaining 1,416 shares vested in the first quarter of fiscal 2013.

Compensation expenses associated with restricted stock awards and restricted stock unit awards, respectively, totaled $24 and $65 for the quarters ended August 31, 2012 and 2011, respectively. At August 31 2012, unamortized compensation cost of restricted stock and restricted stock unit awards totaled $251. The unamortized cost is expected to be recognized over a weighted-average period of 2.0 years as of August 31, 2012.

A summary of restricted shares activity under the Plan as of August 31, 2012 and 2011, and changes during the three month periods then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2012	1,416	$10.59
Granted	59,132	4.60
Vested	(1,416)	10.59
Forfeited	—	—

Non-vested shares at August 31, 2012	59,132	$4.60

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2011	54,166	$8.62
Granted	43,388	10.59
Vested	—	—
Forfeited	—	—

Non-vested shares at August 31, 2011	97,554	$9.49

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

For stock options issued during the three months ended August 31, 2012 and 2011, the following assumptions were used to determine fair value:

	For the three months ended August 31,
Assumptions used:	2012	2011
Expected term (in years)	5.99	6.00
Expected volatility	61.20%	50.00%
Weighted average risk free interest rate	0.85%	1.22%
Weighted average risk free interest rate range	0.80-0.85%	1.22%
Weighted average expected dividend	2.87%	1.13%
Weighted average expected dividend range	2.87%	1.13%
Weighted average fair value	$2.01	$4.56

The volatilities are based on historic volatilities from the traded shares of NAUH over the past 2  1/2 years. The Company has analyzed the forfeitures of stock and option grants and has deemed the effect to be immaterial and therefore did not include a forfeiture rate in the expense calculation. The expected term of options granted is the safe harbor period. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company.

A summary of option activity under the Plan as of August 31, 2012 and 2011, and changes during the three month periods then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at May 31, 2012	223,950	$9.92	8.7
Granted	156,800	4.60
Exercised	—	—
Forfeited or canceled	(4,000)	9.35

Outstanding at August 31, 2012	376,750	$7.71	9.1	$—

Exercisable at August 31, 2012	141,781	$9.56	8.2	$—

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value ($000)
Outstanding at May 31, 2011	121,750	$9.17	9.1
Granted	133,500	10.59
Exercised	—	—
Forfeited or canceled	(3,500)	9.35

Outstanding at August 31, 2011	251,750	$9.92	9.5	$15

Exercisable at August 31, 2011	59,125	$9.17	8.9	$8

The Company recorded compensation expense for stock options of $55 and $63 for the quarters ended August 31, 2012 and 2011, respectively in the statement of operations. As of August 31, 2012 there was $651 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 2.4 years as of August 31, 2012.

The Company plans to issue new shares as settlement of options exercised.

Dividends

On August 27, 2012, the Company declared a dividend totaling $0.04 per share on 25,575,540 shares of common stock outstanding and of record as of the close of business on September 30, 2012, which will pay on or about October 5, 2012.

On August 29, 2011, the Company declared a dividend totaling $0.03 per share on 26,886,071 shares of common stock outstanding and of record as of the close of business on September 30, 2011, which will pay on or about October 7, 2011.

Date declared	Record date	Payment date	Per share
August 29, 2011	September 30, 2011	October 7, 2011	$0.0300
November 4, 2011	December 31, 2011	January 9, 2012	$0.0325
January 30, 2012	March 30, 2012	April 6, 2012	$0.0325
April 30, 2012	June 30, 2012	July 9, 2012	$0.0325
August 27, 2012	September 30, 2012	(est) October 5, 2012	$0.0400

6.	COMMITMENTS AND CONTINGENCIES

From time to time, NAU is a party to various claims, proceedings, or lawsuits relating to the conduct of its business. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material effect on the Company’s consolidated financial position, cash flows or future results of operations.

NAU is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. On an ongoing basis, the Company evaluates the results of internal compliance monitoring activities and those of applicable regulatory agencies and, when appropriate, records liabilities to provide for the estimated costs of any necessary remediation. In March 2011, the U.S. Department of Education announced a program review site visit for NAU, which occurred in April 2011. The periods covered by the program review were the 2008-2009, 2009-2010 and 2010-2011 Title IV award years, (with each award year commencing July 1 and ending June 30). NAU received the Department’s preliminary program review report on June 16, 2011, which contained findings regarding the manner in which NAU calculated returns of Title IV program funds for online students that withdrew before completing their educational program, certain discrepancies between NAU’s published campus crime statistics and similar information on its website, and aspects of its written policy on returns of title IV program funds. With respect to the first finding, NAU was required to perform a full file review for each of the three award years and, where necessary, revise the last date of attendance and prior returns of Title IV funds calculations for online students. NAU submitted the results of this file review and its responses to the program review findings, on October 19, 2011. On February 3, 2012, the Department of Education requested certain additional documentation to facilitate resolution of the program review, which NAU provided to the Department of Education on March 20, 2012. On May 30, 2012, the Department of Education issued a final program review determination with respect to this matter, requiring NAU to return an aggregate amount of approximately $300 to the Department of Education and FFEL lenders, which was completed within 45 days of the final program review determination letter, as required by the Department of Education. The Company accrued $300 as an estimated liability at May 31, 2012, which was paid in full during the three months ended August 31, 2012. The Company cannot predict the outcome of future program reviews and any unfavorable outcomes could have a material effect on the Company’s results of operations, cash flows, and financial position.

During the third quarter 2012, the South Dakota Department of Revenue conducted a Sales and Use Tax Audit on the three year period of 2008 through 2011 and has issued a preliminary report of taxes due. As of August 31, 2012, the Company had received an updated list of audit findings and has accrued $130 as an estimated liability, pending final resolution.

During the second quarter 2012, the Company entered into a $3,000 unsecured revolving line of credit with Great Western Bank that matures on May 31, 2013. Advances under this line bear interest at prime (3.25% at August 31, 2012). No advances have been made on this line of credit to date.

As part of ongoing operations, the Company entered into an arrangement for additional space to house the Corporate headquarters, distance learning operations, and the Rapid City campus operations. The Company is obligated to make future payments under a capital lease obligation, which totaled $24.4 million, a net present value of $10.5 million as of August 31, 2012, and was recognized as current and non-current capital lease payable of $0.1 and $10.4, respectively. The asset is included in net property and equipment in the condensed consolidated balance sheet.

The following is a schedule of future minimum commitments for the capital lease as of August 31, 2012:

($ in thousands)
2013	$791
2014	1,071
2015	1,092
2016	1,115
2017	1,137
Thereafter	19,151

Total future minimum lease obligation	$24,357
Less: Imputed interest on capital leases	(13,863)

Net present value of lease obligations	$10,494

7.	CONDOMINIUM PROJECT

During 2009, the Company completed construction on a new building containing 24 condominium units to be sold to the general public. These condominium units are accounted for within condominium inventory within the condensed consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the condensed consolidated statements of operations. Nine units have been sold as of August 31, 2012.

In addition, six units of an existing 48-unit apartment building have been sold as condominiums, with the remaining units available for sale or lease. These condominium units are accounted for within net property and equipment within the condensed consolidated balance sheets, and the sales of the condominium units are recorded as a gain on disposition of property within the condensed consolidated statements of operations.

8.	FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at August 31, 2012 and May 31, 2012:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis: In accordance with the fair value hierarchy, the following table shows the fair value as of August 31, 2012 and May 31, 2012, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No other financial assets or liabilities are measured at fair value on a recurring or nonrecurring basis at August 31, 2012 or May 31, 2012.

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
August 31, 2012
Investments
CD’s and money market accounts	$1,356	$1,164	$—	$2,520
US treasury bills and notes	9,997	—	—	9,997

Total assets at fair value	$11,353	$1,164	$—	$12,517

May 31, 2012
Investments
CD’s and money market accounts	$1,831	$419	$—	$2,250
US treasury bills and notes	14,255	—	—	14,255

Total assets at fair value	$16,086	$419	$—	$16,505

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

Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, US treasury bills and notes, receivables, payables, and capital lease payables. The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments. CD’s and money market accounts, and treasury bills and notes are recorded at fair values as indicated in the preceding disclosures.

9.	SEGMENT REPORTING

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

	Three Months Ended August 31, 2012			Three Months Ended August 31, 2011
	NAU	Other	Consolidated Total	NAU	Other	Consolidated Total
Revenue:
Academic revenue	$26,477	$0	$26,477	$23,700	$0	$23,700
Auxiliary revenue	2,699	0	2,699	1,427	0	1,427
Rental income — apartments	0	274	274	0	270	270

Total revenue	29,176	274	29,450	25,127	270	25,397

Operating expenses:
Cost of educational services	7,135	0	7,135	6,352	0	6,352
Selling, general & administrative	19,989	432	20,421	16,356	419	16,775
Auxiliary expense	1,843	0	1,843	640	0	640
Loss (gain) on disposition of property	6	67	73	9	(141)	(132)

Total operating expenses	28,973	499	29,472	23,357	278	23,635

Income (loss) from operations	203	(225)	(22)	1,770	(8)	1,762

Other income (expense):
Interest income	28	3	31	38	3	41
Interest expense	(253)	0	(253)	0	0	0
Other income — net	0	35	35	0	31	31

Total other (expense) income	(225)	38	(187)	38	34	72

(Loss) income before taxes	$(22)	$(187)	$(209)	$1,808	$26	$1,834

	As of August 31, 2012			As of May 31, 2012
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$70,309	$12,586	$82,895	$70,404	$12,694	$83,098

10.	SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date of August 31, 2012 through the date the consolidated financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these consolidated condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on August 3, 2012 and its other filings with the Securities and Exchange Commission (the “SEC”). The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering associate, bachelor’s and master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 37 educational sites (four of which are pending regulatory approvals – Indianapolis, Indiana, Tigard, Oregon, Houston, Texas and the Rouche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota.

As of August 31, 2012, NAU had 2,536 students enrolled in courses at its physical locations only, 6,068 students enrolled in online courses only, and 1,746 students enrolled in a hybrid format taking both online courses and courses at a physical location. NAU supports the instruction of 2,500 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 0.9% of our revenues for the quarter ended August 31, 2012.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the three months ended August 31, 2012, approximately 90% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s food services, book sales, and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the three months ended August 31, 2012 and 2011 were 4.6% and 3.9%, respectively.

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

The following chart is a summary of our student enrollment on August 31, 2012, and August 31, 2011, by degree type and by instructional delivery method.

	August 31, 2012 (Summer ‘13 Qtr)	August 31, 2011 (Summer ‘12 Qtr)	% Growth for same quarter over prior year
	Number of Students	Number of Students
Graduate	338	345	(2.0)%
Undergraduate and Diploma	10,012	9,045	10.7%

Total	10,350	9,390	10.2%

On-Campus	2,536	3,364	(24.6)%
Online	6,068	4,610	31.6%
Hybrid	1,746	1,416	23.3%

Total	10,350	9,390	10.2%

We experienced a 10.2% growth in enrollment in summer term 2013 over summer term 2012. This rate of growth was a decrease from our historic enrollment growth rate, which has averaged approximately 11.77% annually since 1998. We also believe we have realized a significant, yet steady increase in enrollments since 2005 due to our investment of approximately $53.6 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.

We plan to continue expanding and developing our academic programming, opening 1-2 additional physical locations, focus on growth at our 37 existing locations, and, potentially, making strategic acquisitions. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate our positive enrollment trends will continue. To the extent the economic downturn has caused enrollment growth, our ability to maintain or increase that portion of our growth will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which these enrollment trends will continue will be correlated with the opening of additional physical locations, the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through strategic acquisitions. If market conditions decline or if we are unable to open new physical locations, develop or expand academic programming or make strategic acquisitions, whether as a result of regulatory limitations or other factors, our growth rate will likely decline.

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

Results of Operations — Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended August 31, 2012 In percentages	Three Months Ended August 31, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	24.2	25.0
Selling, general and administrative	69.4	66.1
Auxiliary expense	6.3	2.5
Cost of condominium sales	0.0	0.0
Loss (gain) on disposition of property	0.2	(0.5)

Total operating expenses	100.1	93.1
Operating (loss) income	(0.1)	6.9
Interest expense	(0.8)	0.0
Interest income	0.1	0.2
Other income	0.1	0.1

(Loss) income before income taxes	(0.7)	7.2
Income tax benefit/(expense)	0.1	(2.9)
Net income attributable to non-controlling interest	0.0	(0.3)

Net income attributable to the Company	(0.6)%	4.0%

For the three months ended August 31, 2012, our total revenue was $29.5 million, an increase of $4.1 million or 16%, as compared to total revenue of $25.4 million for the same period in 2011. The increase was primarily due to the execution of our strategic growth plan which resulted in an enrollment increase of 10.2% during the summer quarter 2013 over the summer quarter 2012. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new educational sites and programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. Our revenue for the three months ended August 31, 2012 consisted of $29.2 million from our NAU operations and $0.3 million from our other operations.

Total operating expenses were $29.5 million or 100.1% of total revenue for the three months ended August 31, 2012, which is an increase of $5.8 million compared to the same period in 2011. These expenses increased due primarily to the NAU segment and are discussed in more detail in the NAU section. Loss from operations was ($22,000) or (0.1)% of total revenue for the three months ended August 31, 2012, which is a decrease of $1.8 million compared to the same period in 2011. Net loss attributable to the Company was $(0.2) million or (0.6)% of total revenue for the three months ended August 31, 2012, a decrease of 116%, compared to the same period in 2011.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended August 31, 2012 In percentages	Three Months Ended August 31, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	24.5	25.3
Selling, general and administrative	68.5	65.1
Auxiliary expense	6.3	2.6
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.0

Total operating expenses	99.3	93.0
Operating income	0.7	7.0
Interest expense	(0.9)	0.0
Interest income	0.1	0.2
Other income	0.0	0.0

(Loss) income before non-controlling interest and taxes	(0.1)%	7.2%

Total revenue. The total revenue for NAU for the three months ended August 31, 2012 was $29.2 million, an increase of $4.0 million or 16.1%, as compared to total revenue of $25.1 million for the same period in 2011. The increase was primarily due to the enrollment increase of 10.2%, which was consistent with our investment in new program development, program expansion, development of new educational sites and retention initiatives with current student enrollments, over the prior year. In addition, the increase is due to a board approved tuition increase of 4.7% that became effective September 2011. We believe that NAU’s well-defined strategic plan continues to contribute to the increase in the revenues.

The academic revenue for the three months ended August 31, 2012 was $26.5 million, an increase of $2.8 million or 11.7%, as compared to academic revenue of $23.7 million for the same period in 2011. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $2.7 million, an increase of $1.3 million or 89.1%, as compared to auxiliary revenue of $1.4 million for the same period in 2011. This increase in auxiliary revenue was primarily driven by increased enrollment growth and the implementation of a new online bookstore vendor.

Cost of educational services. The educational services expense as a percentage of total revenue decreased by 0.8 percentage points for the three months ended August 31, 2012, to 24.5%, as compared to 25.3% for the same period in 2011. This decrease was a result of fixed costs such as facility expenses on an increasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 3.4 percentage points for the three months ended August 31, 2012, to 68.5%, as compared to 65.1% for the same period in 2011. The selling, general and administrative expenses for the three months ended August 31, 2012 were $20.0 million, an increase of $3.6 million, or 22.2%, as compared to selling, general and administrative expenses of $16.4 million for the same period in 2011. Included in these numbers, is an increase in fixed costs related to our geographic expansion. There are approximately 10 more locations this year with an additional $2.7 million in expenses, which includes 140 additional staff at a cost of $2.2 million (as well as facility costs like rent, depreciation, etc at a cost of $0.5 million) associated with these new locations. The additional staffing is required to ensure the operation of these new locations and to support the quality of our academic programs. As these locations mature and the revenue base grows, the costs associated with these locations will continue to see improvement as a percentage of revenue. In addition, the university experienced health insurance claims of $0.4 million higher than the same quarter of the previous year. The university is self-insured and these claims are due to a select few individuals and are not anticipated to repeat themselves in future quarters. The university also has experienced increased bad debt of $0.4 million which is a 0.5% increase over the previous year. The bad debt increase is also an element of the growth in our new locations including the training and learning curve of the newly hired staff members in these locations.

Auxiliary. Auxiliary expenses for the nine months ended August 31, 2012 were $1.8 million, an increase of $1.2 million as compared to auxiliary expenses of $0.6 million for the same period in 2011. As discussed above auxiliary revenues increased due to book sales and the auxiliary expenses (which includes cost of books) also increased due to the increased book sales.

Income before non-controlling interest and taxes. The loss before non-controlling interest and taxes for the three months ended August 31, 2012 was ($22,000), a decrease of $1.8 million or 101.2%, as compared to $1.8 million for the same period in 2011. This decrease is due to the additional expenses discussed above.

Other

The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended August 31, 2012 In percentages	Three Months Ended August 31, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	0.0	0.0
Selling, general and administrative	157.6	155.2
Auxiliary expense	0.0	0.0
Cost of condominium sales	0.0	0.0
Loss (gain) on disposition of property	24.5	(52.2)

Total operating expenses	182.1	103.0
Operating loss	(82.1)	(3.0)
Interest expense	0.0	0.0
Interest income	1.1	1.1
Other income	12.8	11.5

(Loss) income before non-controlling interest and taxes	(68.2)%	9.6%

Total revenue for the three months ended August 31, 2012 was $0.3 million as compared to $0.3 million for the same period in 2011. There was no revenue from condominium sales for the three months ended August 31, 2012 and 2011 and rental income remained flat. The selling, general and administrative expenses for the three months ended August 31, 2012 were $0.4 million, flat, as compared to $0.4 million for the same period in 2011. The loss on disposition of property for the three months ended August 31, 2012 was $0.1 million as compared to a gain of $0.1 million for the same period in 2011.

Liquidity and Capital Resources

Liquidity. At August 31, 2012, and May 31, 2012, cash, cash equivalents and marketable securities were $27.8 million and $30.6 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities for August 31, 2012 and May 31, 2012 were $11.4 million and $14.9 million, respectively.

We maintain one line of credit to support ongoing operations. This line of credit is available to support timing differences between inflows and outflows of cash. During the first quarter of fiscal year 2013 ended August 31, 2012, the line of credit was not utilized. We retain this $3.0 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are unsecured. There were no advances outstanding against this line at August 31, 2012 and May 31, 2012.

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

Operating Activities. Net cash provided by operating activities for the three months ended August 31, 2012 and 2011 were $0.7 million and $2.9 million, respectively. This decrease is related primarily to the decrease in the results of operations offset by adjustments for certain non-cash items which included a $0.5 million increase in depreciation and amortization, a $0.4 million increase in provision for uncollectable tuition and $0.8 million increase in deferred income taxes. This decrease was also attributable to a $1.6 million increase in accounts receivable and a $1.4 million increase in income tax receivable.

Investing Activities. Net cash provided by investing activities was $0.9 million for the three months ended August 31, 2012, as compared to the net cash used by investing activities of $6.9 million for the three months ended August 31, 2011. The increase in the cash provided by investing activities was primarily related to the selling and buying of investments in fiscal year 2013, which resulted in net proceeds of $3.5 million in fiscal year 2013 as compared to net spending of $3.9 million in fiscal year 2012.

Financing Activities. Net cash used by financing activities was $0.8 million and $0.9 million for the three months ended August 31, 2012 and 2011, respectively. The decrease of $0.1 million is primarily due to the repurchase of treasury stock in fiscal year 2012 for $0.1 million. There were no treasury stock repurchases in fiscal 2013.

Contractual Obligations. As part of our ongoing operations, we entered into an arrangement for addition space that will house the Corporate headquarters, distance learning operations, and the Rapid City campus operations that obligates us to make future payments under a capital lease obligation, which totaled $24.4 million, or a net present value of $10.5 million as of August 31, 2012 and was recognized as current and non-current capital lease payable of $0.1 million and $10.4 million, respectively, and included the asset in net property, plant and equipment in our condensed consolidated balance sheet.

The following is a schedule of future minimum commitments for the capital lease as of August 31, 2012:

($ in thousands)	Capital Leases
2013	$791
2014	1,071
2015	1,092
2016	1,115
2017	1,137
Thereafter	19,151

Total future minimum lease obligation	$24,357
Less: Imputed interest on capital leases	(13,863)

Net present value of lease obligations	$10,494

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three month period ended August 31, 2012. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At August 31, 2012, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not at this time, a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation.

Item 1A. Risk Factors.

If our student loan default rates rise too high we could lose our eligibility to participate in Title IV programs. On September 17, 2012, we received notice from the Department of Education that our final, official cohort default rate for students who entered repayment during the federal fiscal year ended September 30, 2010, measured over two federal fiscal years of borrower repayment, was 15.6%. On September 24, 2012, we received notice from the Department of Education that our final, official cohort rate for students who entered repayment during the federal fiscal year ended September 30, 2009, measured over three federal fiscal years of borrower repayment, was 22.9%. The maximum default rate allowed by the Department of Education is 25% and 30% for the two and three year measurements, respectively. We may lose our eligibility to participate in Title IV programs if our student loan default rates are too high.

The findings and recommendations contained in the recent HELP Committee Report could negatively impact our reputation and business. On July 30, 2012, Chairman Tom Harkin and the Majority Staff of the Senate Health, Education, Labor, and Pensions Committee (the “HELP Committee”) released a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success,” analyzing information submitted by 30 proprietary educational institutions, including us, in connection with the HELP Committee’s ongoing hearings relating to for–profit colleges receiving Title IV student financial aid. While stating that proprietary educational institutions play an important role in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the report was highly critical of these institutions. The findings and recommendations contained in this report could negatively impact our reputation and materially affect our business.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Amended and Restated Bylaws of National American University Holdings, Inc.*

10.1	Employment Agreement between National American University and Dr. Ronald Shape, dated August 30, 2012.**

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on August 31, 2012.
**	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on September 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National American University Holdings, Inc.
(Registrant)

Dated: October 5, 2012	By:	/s/ Ronald Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer

	By:	/s/ Venessa Green
Venessa D. Green, MBA, CPA
Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002