Form 10-Q
period 2012-11-30
National American University Holdings, Inc.
filed 2013-01-04
CIK 1399855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of December 31, 2012, 25,579,809 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheet as of November 30, 2012 and Condensed Consolidated Balance Sheet as of May 31, 2012	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended November 30, 2012 and November 30, 2011	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2012 and November 30, 2011	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2012 and November 30, 2011	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4.	CONTROLS AND PROCEDURES	29

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30
ITEM 1A.	RISK FACTORS	30
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4.	MINE SAFETY DISCLOSURES	31
ITEM 5.	OTHER INFORMATION	31
ITEM 6.	EXHIBITS	32

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF NOVEMBER 30, 2012 AND CONDENSED

CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2012

(In thousands except share data)

	November 30, 2012	May 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,060	$15,658
Available for sale investments	15,163	14,917
Student receivables — net of allowance of $956 and $759 at November 30, 2012 and May 31, 2012, respectively	4,203	2,804
Other receivables	810	366
Bookstore inventory	0	6
Income tax receivable	0	974
Deferred income taxes	1,193	1,914
Prepaid and other current assets	491	613

Total current assets	34,920	37,252

Total property and equipment - net	43,792	40,496

OTHER ASSETS:
Condominium inventory	2,671	2,667
Land held for future development	312	312
Course development — net of accumulated amortization of $1,886 and $1,715 at November 30, 2012 and May 31, 2012, respectively	1,194	1,241
Other	1,216	1,130

	5,393	5,350

TOTAL	$84,105	$83,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$53	$40
Accounts payable	4,040	4,175
Dividends payable	1,025	840
Student accounts payable	808	659
Income tax payable	10	0
Deferred income	253	236
Accrued and other liabilities	6,361	6,717

Total current liabilities	12,550	12,667

DEFERRED INCOME TAXES	5,098	5,098

OTHER LONG-TERM LIABILITIES	4,431	4,161

CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	10,432	10,460

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,065,112 issued and 25,579,809 outstanding as of November 30, 2012; 28,057,891 issued and 25,574,124 outstanding as of May 31, 2012	3	3
Additional paid-in capital	57,451	57,203
Retained earnings	11,892	11,239
Treasury stock, at cost (2,485,303 shares at November 30, 2012 and 2,483,767 at May 31, 2012)	(17,596)	(17,589)
Accumulated other comprehensive income, net of taxes - unrealized gain on available for sale securities	0	25

Total National American University Holdings, Inc. stockholders’ equity	51,750	50,881

Net income attributable to non-controlling interest	(156)	(169)
Total equity	51,594	50,712

TOTAL	$84,105	$83,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

(In thousands except share data)

	Six Months Ended November 30,		Three Months Ended November 30,
	2012	2011	2012	2011
REVENUE:
Academic revenue	$57,995	$52,303	$31,518	$28,603
Auxiliary revenue	5,420	3,002	2,721	1,575
Rental income — apartments	544	537	270	267

Total revenue	63,959	55,842	34,509	30,445

OPERATING EXPENSES:
Cost of educational services	14,650	13,270	7,515	6,918
Selling, general and administrative	40,807	36,162	20,386	19,387
Auxiliary expense	3,592	1,521	1,749	881
Loss (gain) on disposition of property	60	(131)	(13)	1

Total operating expenses	59,109	50,822	29,637	27,187

OPERATING INCOME	4,850	5,020	4,872	3,258

OTHER INCOME (EXPENSE):
Interest income	64	74	33	33
Interest expense	(505)	(81)	(252)	(81)
Other income — net	55	60	20	29

Total other (expense) income	(386)	53	(199)	(19)

INCOME BEFORE INCOME TAXES	4,464	5,073	4,673	3,239

INCOME TAX EXPENSE	(1,750)	(2,009)	(1,808)	(1,281)

NET INCOME	2,714	3,064	2,865	1,958
NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(13)	(98)	0	(15)

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	2,701	2,966	2,865	1,943
OTHER COMPREHENSIVE (LOSS) INCOME —
Unrealized losses on investments, before tax	(35)	(33)	(13)	(21)
Reclassification to earnings of realized losses	10	0	10	0

OTHER COMPREHENSIVE LOSS, NET OF TAX	(25)	(33)	(3)	(21)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$2,676	$2,933	$2,862	$1,922

Basic net earnings attributable to National American University Holdings, Inc.	$0.11	$0.11	$0.11	$0.07

Diluted net earnings attributable to National American University Holdings, Inc.	$0.11	$0.11	$0.11	$0.07

Basic weighted average shares outstanding	25,575,683	26,797,010	25,576,902	26,884,087
Diluted weighted average shares outstanding	25,579,582	27,045,457	25,586,155	27,009,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Equity attributable to non-controlling interest	Total stockholders’ equity
Balance - May 31, 2011	$3	$56,643	$9,549	$72	$(7,505)	$(257)	$58,505
Conversion of 1,516,247 warrants to 510,920 shares common stock	0	0	0	0	0	0	0
Purchase of 142,761 shares common stock for the treasury	0	0	0	0	(1,072)	0	(1,072)
Excess tax benefits from stock based compensation	0	75	0	0	0	0	75
Share based compensation expense	0	280	0	0	0	0	280
Dividends declared	0	0	(1,685)	0	0	0	(1,685)
Net income	0	0	2,966	0	0	98	3,064
Other comprehensive loss, net of tax	0	0	0	(33)	0	0	(33)

Balance - November 30, 2011	$3	$56,998	$10,830	$39	$(8,577)	$(159)	$59,134

Balance - May 31, 2012	$3	$57,203	$11,239	$25	$(17,589)	$(169)	$50,712
Purchase of 1,536 shares common stock for the treasury	0	0	0	0	(7)	0	(7)
Share based compensation expense	0	248	0	0	0	0	248
Dividends declared	0	0	(2,048)	0	0	0	(2,048)
Net income	0	0	2,701	0	0	13	2,714
Other comprehensive loss, net of tax	0	0	0	(25)	0	0	(25)

Balance - November 30, 2012	$3	$57,451	$11,892	$0	$(17,596)	$(156)	$51,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

(In thousands except share data)

	Six Months Ended
	November 30,	November 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,714	$3,064
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,729	1,949
Loss (gain) on disposition of property and equipment	60	(131)
Realized loss on available for sale investments	10	0
Provision for uncollectable tuition	2,379	2,159
Noncash compensation expense	248	280
Excess tax benefits from stock based compensation	0	(79)
Deferred income taxes	721	(183)
Changes in assets and liabilities:
Accounts and other receivables	(4,222)	(5,377)
Student notes	(58)	(84)
Bookstore inventory	6	160
Condominium inventory	(4)	0
Prepaid and other current assets	122	138
Accounts payable	(297)	1,688
Deferred income	17	2
Other long-term liabilities	270	846
Income tax receivable/payable	984	1,417
Accrued and other liabilities	(356)	(1,296)

Net cash flows provided by operating activities	5,323	4,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(17,184)	(47,997)
Proceeds from sale of available for sale investments	16,903	44,091
Purchases of property and equipment	(5,624)	(5,351)
Proceeds from sale of property and equipment	21	162
Course development	(124)	(294)
Other	(28)	(71)

Net cash flows used in investing activities	(6,036)	(9,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(15)	(8)
Excess tax benefits from stock based compensation	0	79
Purchase of treasury stock	(7)	(1,072)
Dividends paid	(1,863)	(1,618)

Net cash flows used in financing activities	(1,885)	(2,619)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Continued)

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

(In thousands except share data)

	Six Months Ended
	November 30,	November 30,
	2012	2011
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,598)	$(7,526)

CASH AND CASH EQUIVALENTS — Beginning of year	15,658	25,716

CASH AND CASH EQUIVALENTS — End of period	$13,060	$18,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$45	$775

Cash paid for interest	$505	$81

Capital lease additions	$0	$12,248

Dividends declared at November 30, 2012 and November 30, 2011	$1,025	$898

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Concluded)

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

(Dollar amounts, except share and per share amounts, in thousands)

1.	STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s 10-K filed on August 3, 2012. Furthermore, the results of operations and cash flows for the six month periods ended November 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.

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

Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to bad debts, income taxes and certain accruals. Actual results could differ from those estimates.

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

For the six months ended November 30, 2012 and 2011, 91% and 94%, respectively, of the Company’s total revenues were derived from NAU’s academic revenue.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Six months ended		Three months ended
	November 30,		November 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to National American Universtiy Holdings, Inc.	$2,701	$2,966	$2,865	$1,943

Denominator:
Weighted average shares outstanding used to compute basic net income per common share	25,575,683	26,797,010	25,576,902	26,884,087
Incremental shares issuable upon the assumed exercise of stock options	—	855	—	—
Incremental shares issuable upon the assumed exercise of restricted shares	3,899	42,361	9,253	44,036
Incremental shares issuable upon the assumed exercise of warrants	—	205,231	—	81,856

Common shares used to compute diluted net income per share	25,579,582	27,045,457	25,586,155	27,009,979

Basic net income per common share	$0.11	$0.11	$0.11	$0.07
Diluted net income per common share	$0.11	$0.11	$0.11	$0.07

A total of 370,750 shares of common stock subject to issuance upon exercise of stock options for the three and six months ended November 30, 2012 have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At November 30, 2012, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At November 30, 2012, 593,784 shares of common stock remain available for issuance under the Plan.

Restricted stock

The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

Compensation expenses associated with restricted stock awards and restricted stock unit awards totaled $72 and $51 for the quarters ended November 30, 2012 and 2011, respectively. For the year to date periods ended November 30, 2012 and 2011, compensation associated with restricted stock and restricted stock unit awards totaled $95 and $116, respectively. At November 30, 2012, unamortized compensation cost of restricted stock and restricted stock unit awards totaled $180. The unamortized cost is expected to be recognized over a weighted-average period of 2.2 years as of November 30, 2012.

A summary of restricted shares activity under the Plan as of November 30, 2012 and 2011, and changes during the six month periods then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2012	1,416	$10.59
Granted	62,791	4.57
Vested	(1,416)	10.59
Forfeited	(3,261)	4.60

Non-vested shares at November 30, 2012	59,530	$4.57

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2011	54,166	$8.62
Granted	43,388	10.59
Vested	0	0
Forfeited	0	0

Non-vested shares at November 30, 2011	97,554	$9.49

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

For stock options issued during the six months ended November 30, 2012 and 2011, the following assumptions were used to determine fair value:

	For the six months ended November 30,
Assumptions used:	2012	2011
Expected term (in years)	5.99	6.00
Expected volatility	61.20%	50.00%
Weighted average risk free interest rate	0.85%	1.22%
Weighted average risk free interest rate range	0.80-0.85%	1.22%
Weighted average expected dividend	2.87%	1.13%
Weighted average expected dividend range	2.87%	1.13%
Weighted average fair value	$2.01	$4.56

The volatilities are based on historic volatilities from the traded shares of NAUH over the past two and one-half years. The Company has analyzed the forfeitures of stock and option grants and has deemed the effect to be immaterial and therefore did not include a forfeiture rate in the expense calculation. The expected term of options granted is the safe harbor period. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company.

A summary of option activity under the Plan as of November 30, 2012 and 2011, and changes during the six month periods then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at May 31, 2012	223,950	$9.92	8.7
Granted	156,800	4.60
Exercised
Forfeited or canceled	(10,000)	9.35

Outstanding at November 30, 2012	370,750	$7.68	8.8	$—

Exercisable at November 30, 2012	135,781	$9.57	8.0	$—

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value ($000)
Outstanding at May 31, 2011	121,750	$9.17
Granted	133,500	10.59
Exercised
Forfeited or canceled	(6,000)	9.35	—	—

Outstanding at November 30, 2011	249,250	$9.93	9.2	$—

Exercisable at November 30, 2011	57,875	$9.16	8.6	$—

The Company recorded compensation expense for stock options of $73 and $101 for the three months ended November 30, 2012 and 2011, respectively, and $128 and $164 for the six months ended November 30, 2012 and 2011, respectively, in the statements of operations. As of November 30, 2012 there was $578 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 2.1 years as of November 30, 2012.

The Company plans to issue new shares as settlement of options that are exercised.

Dividends

The following table presents details of the Company’s 2012 and 2011 dividend payments:

Date declared	Record date	Payment date	Per share
August 29, 2011	September 30, 2011	October 7, 2011	$0.0300
November 4, 2011	December 31, 2011	January 9, 2012	$0.0325
January 30, 2012	March 30, 2012	April 6, 2012	$0.0325
April 30, 2012	June 30, 2012	July 9, 2012	$0.0325
August 27, 2012	September 30, 2012	October 5, 2012	$0.0400
October 29, 2012	December 14, 2012	December 28, 2012	$0.0400

6.	COMMITMENTS AND CONTINGENCIES

From time to time, NAU is a party to various claims, lawsuits or other proceedings relating to the conduct of its business. Although the outcome of litigation cannot be predicted with certainty and some claims, lawsuits or other proceedings may be disposed of unfavorably, management believes, based on facts presently known, that the outcome of such claims, lawsuits or other proceedings will not have a material effect on the Company’s consolidated financial position, cash flows or future results of operations.

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

During the third quarter 2012, the South Dakota Department of Revenue conducted a Sales and Use Tax Audit on the three year period of 2008 through 2011. As of November 30, 2012, the Company had received a final determination from the South Dakota Department of Revenue totaling $132, which was subsequently paid in full.

7.	FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
November 30, 2012
Investments
CD’s and money market accounts	$1,424	$1,441	$—	$2,865
US treasury bills and notes	13,479	—	—	13,479

Total assets at fair value	$14,903	$1,441	$—	$16,344

May 31, 2012
Investments
CD’s and money market accounts	$1,831	$419	$—	$2,250
US treasury bills and notes	14,255	—	—	14,255

Total assets at fair value	$16,086	$419	$—	$16,505

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

8.	SEGMENT REPORTING

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

General administrative costs of the Company are allocated to specific divisions of the Company.

The following table presents the reportable segment financial information:

	Six months ended November 30, 2012			Six months ended November 30, 2011
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$57,995	$0	$57,995	$52,303	$0	$52,303
Auxiliary revenue	5,420	0	5,420	3,002	0	3,002
Rental income — apartments	0	544	544	0	537	537

Total revenue	63,415	544	63,959	55,305	537	55,842

Operating expenses:
Cost of educational services	14,650	0	14,650	13,270	0	13,270
Selling, general & administrative	39,917	890	40,807	35,275	887	36,162
Auxiliary expense	3,592	0	3,592	1,521	0	1,521
(Gain) loss on disposition of property	(7)	67	60	10	(141)	(131)

Total operating expenses	58,152	957	59,109	50,076	746	50,822

Income (loss) from operations	5,263	(413)	4,850	5,229	(209)	5,020

Other income (expense):
Interest income	57	7	64	69	5	74
Interest expense	(505)	0	(505)	(81)	0	(81)
Other (expense) income — net	(11)	66	55	0	60	60

Total other (expense) income	(459)	73	(386)	(12)	65	53

Income (loss) before taxes	$4,804	$(340)	$4,464	$5,217	$(144)	$5,073

	As of November 30, 2012			As of May 31, 2012
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$72,102	$12,003	$84,105	$70,404	$12,694	$83,098

	Three months ended November 30, 2012			Three months ended November 30, 2011
	NAU	Other	Consolidated Total	NAU	Other	Consolidated Total
Revenue:
Academic revenue	$31,518	$0	$31,518	$28,603	$0	$28,603
Auxiliary revenue	2,721	0	2,721	1,575	0	1,575
Rental income — apartments	0	270	270	0	267	267

Total revenue	34,239	270	34,509	30,178	267	30,445

Operating expenses:
Cost of educational services	7,515	0	7,515	6,918	0	6,918
Selling, general & administrative	19,928	458	20,386	18,919	468	19,387
Auxiliary expense	1,749	0	1,749	881	0	881
(Gain) loss on disposition of property	(13)	0	(13)	1	0	1

Total operating expenses	29,179	458	29,637	26,719	468	27,187

Income (loss) from operations	5,060	(188)	4,872	3,459	(201)	3,258

Other income (expense):
Interest income	29	4	33	31	2	33
Interest expense	(252)	0	(252)	(81)	0	(81)
Other (expense) income — net	(11)	31	20	0	29	29

Total other (expense) income	(234)	35	(199)	(50)	31	(19)

Income (loss) before taxes	$4,826	$(153)	$4,673	$3,409	$(170)	$3,239

9.	SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date through the date the consolidated financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these consolidated condensed financial statements.

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

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering associate, bachelor’s and master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online. Operations include 37 locations (four of which are pending regulatory approvals – Indianapolis, Indiana, Tigard, Oregon, Houston, Texas and the Rouche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota.

As of November 30, 2012, NAU had 2,704 students enrolled in courses at its physical locations only, 6,892 students enrolled in online courses only, and 2,089 students enrolled in a hybrid format taking both online courses and courses at a physical location. NAU supports the instruction of 2,100 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 0.9% of our revenues for the quarter ended November 30, 2012.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the three months ended November 30, 2012, approximately 91% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the six months ended November 30, 2012 and 2011 were 3.7% and 3.9%, respectively.

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

The following chart is a summary of our student enrollment on November 30, 2012, and November 30, 2011, by degree type and by instructional delivery method.

	November 30, 2012 (Fall ‘13 Qtr)	November 30, 2011 (Fall ‘12 Qtr)	% Growth for same quarter over prior year
	Number of Students	Number of Students
Graduate	393	385	2.1%
Undergraduate and Diploma	11,292	10,513	7.4%

Total	11,685	10,898	7.2%

On-Campus	2,704	3,771	(28.3)%
Online	6,892	5,329	29.3%
Hybrid	2,089	1,798	16.2%

Total	11,685	10,898	7.2%

We experienced a 7.2% growth in enrollment in the fall term 2013 over the fall term 2012. This rate of growth was a decrease from our historic enrollment growth rate, which has averaged approximately 11.8% annually since 1998. We believe we have realized a significant, yet steady increase in enrollments since 2005 due to our investment of approximately $53.6 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.

We plan to continue expanding and developing our academic programming, opening 1-2 additional physical locations, focus on growth at our 37 existing locations and, potentially, making strategic acquisitions. This growth will be subject to applicable regulatory requirements and market conditions.

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

Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expenses, the cost of condominium sales, and the gain/loss on disposition of property and equipment. Cost of educational services expenses contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, expenses related to expansion and development of academic programs and physical locations, as well as depreciation, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books and clothing. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain/loss on disposition of property and equipment expense records the remaining book value of assets that are no longer used by us.

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

Results of Operations — Six Months Ended November 30, 2012 Compared to Six Months Ended November 30, 2011

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended November 30, 2012 In percentages	Six Months Ended November 30, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.9	23.8
Selling, general and administrative	63.8	64.8
Auxiliary expense	5.6	2.6
Cost of condominium sales	0.0	0.0
Loss (gain) on disposition of property	0.1	(0.2)

Total operating expenses	92.4	91.0
Operating income	7.6	9.0
Interest expense	(0.8)	(0.1)
Interest income	0.1	0.1
Other income	0.1	0.1

Income before income taxes	7.0	9.1
Income tax (expense)	(2.8)	(3.6)
Net income attributable to non-controlling interest	0.0	(0.2)

Net income attributable to the Company	4.2%	5.3%

For the six months ended November 30, 2012, our total revenue was $64 million, an increase of $8.1 million or 14.5%, as compared to total revenue of $55.8 million for the same period in 2011. The increase was primarily due to the execution of our strategic growth plan which resulted in an enrollment increase of 7.2% during the fall quarter 2013 over the fall quarter 2012. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. Our revenue for the six months ended November 30, 2012 consisted of $63.4 million from our NAU operations and $0.5 million from our other operations.

Total operating expenses were $59.1 million or 92.4% of total revenue for the six months ended November 30, 2012, which is an increase of $8.3 million compared to the same period in 2011. Income from operations was $4.9 million or 7.6% of total revenue for the six months ended November 30, 2012, which is a decrease of $0.1 million compared to the same period in 2011. Net income attributable to the Company was $2.7 million or 4.2% of total revenue for the six months ended November 30, 2012, a decrease of 8.9%, compared to the same period in 2011.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended November 30, 2012 In percentages	Six Months Ended November 30, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.1	24.0
Selling, general and administrative	62.9	63.8
Auxiliary expense	5.7	2.7
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.0

Total operating expenses	91.7	90.5
Operating income	8.3	9.5
Interest expense	(0.8)	(0.1)
Interest income	0.1	0.1
Other income	0.0	0.0

Income before non-controlling interest and taxes	7.6%	9.5%

Total revenue. The total revenue for NAU for the six months ended November 30, 2012 was $63.4 million, an increase of $8.1 million or 14.7%, as compared to total revenue of $55.3 million for the same period in 2011. The increase was primarily due to the enrollment increase of 7.2%, which was consistent with our investment in new program development, program expansion and retention initiatives with current student enrollments, over the prior year. In addition, the increase is due to a board approved tuition increase of 5.4% that became effective September 2012. We believe that NAU’s well-defined strategic plan continues to contribute to the increase in the revenues.

The academic revenue for the six months ended November 30, 2012 was $58 million, an increase of $5.7 million or 10.9%, as compared to academic revenue of $52.3 million for the same period in 2011. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $5.4 million, an increase of $2.4 million or 80.5%, as compared to auxiliary revenue of $3.0 million for the same period in 2011. This increase in auxiliary revenue was primarily driven by increased enrollment growth and the implementation of a new online bookstore vendor where we record book sales at gross sales instead of net commission.

Cost of educational services. The educational services expense as a percentage of total revenue decreased by 0.9 percentage points for the six months ended November 30, 2012, to 23.1%, as compared to 24.0% for the same period in 2011. This decrease was a result of fixed costs such as facility expenses on an increasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue decreased by 0.9 percentage points for the six months ended November 30, 2012, to 62.9%, as compared to 63.8% for the same period in 2011. The selling, general and administrative expenses for the six months ended November 30, 2012 were $39.9 million, an increase of $4.6 million, or 13.2%, as compared to selling, general and administrative expenses of $35.3 million for the same period in 2011. Included in these numbers is an increase in fixed costs related to our geographic expansion. There are two more locations this year plus the additional staffing to bring the developmental campuses online which resulted in an additional $3.7 million in expenses for the six months ended November 2012 as compared to the same period in 2011. The additional staffing is required to ensure the operation of these new locations and to support the quality of our academic programs. As these locations mature and the revenue base grows the costs associated with these locations will continue to see improvement as a percentage of revenue. In addition, the university experienced health insurance claims of $0.6 million higher than the same period of the previous year. The university is self-insured and these claims are not anticipated to repeat themselves in future quarters.

Auxiliary. Auxiliary expenses for the six months ended November 30, 2012 were $3.6 million, an increase of $2.1 million as compared to auxiliary expenses of $1.5 million for the same period in 2011. As discussed above auxiliary expenses increased due to the implementation of a new online bookstore vendor.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the six months ended November 30, 2012 was $4.8 million, a decrease of $0.4 million or 7.9%, as compared to $5.2 million for the same period in 2011. This decrease is due to the additional expenses discussed above.

Results of Operations — Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended November 30, 2012 In percentages	Three Months Ended November 30, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	21.8	22.7
Selling, general and administrative	59.1	63.7
Auxiliary expense	5.0	2.9
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.0

Total operating expenses	85.9	89.3
Operating income	14.1	10.7
Interest expense	(0.7)	(0.3)
Interest income	0.1	0.1
Other income	0.0	0.1

Income before income taxes	13.5	10.6
Income tax expense	(5.2)	(4.2)
Net income attributable to non-controlling interest	0.0	0.0

Net income attributable to the Company	8.3%	6.4%

For the three months ended November 30, 2012, our total revenue was $34.5 million, an increase of $4.1 million or 13.3%, as compared to total revenue of $30.4 million for the same period in 2011. The increase was primarily due to the enrollment increase of 7.2% during the fall quarter 2012 over the fall quarter 2011 and a 5.4% tuition increase effective with the fall 2012 quarter. Our revenue for the three months ended November 30, 2012 consisted of $34.2 million from our NAU operations and $0.3 million from our other operations. Total operating expenses were $29.6 million or 85.9% of total revenue for the three months ended November 30, 2012, which is an increase of $2.5 million compared to the same period in 2011. Income from operations was $4.9 million or 14.1% of total revenue for the three months ended November 30,

2012, which is an increase of $1.6 million compared to the same period in 2011. Net income attributable to the Company was $2.9 million or 8.3% of total revenue for the three months ended November 30, 2012, an increase of 47.5%, compared to the same period in 2011. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new programs, expansion of existing programs to new markets, a weaker economy and an improved enrollment management system of monitoring and improving our recruitment processes. Selling, general, and administrative expenses increased $1 million as a result of increased spending in development. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended November 30, 2012 In percentages	Three Months Ended November 30, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	21.9	22.9
Selling, general and administrative	58.2	62.7
Auxiliary expense	5.1	2.9
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.0

Total operating expenses	85.2	88.5
Operating income	14.8	11.5
Interest expense	(0.8)	(0.3)
Interest income	0.1	0.1
Other income	0.0	0.0

Income before non-controlling interest and taxes	14.1%	11.3%

Total revenue. The total revenue for the three months ended November 30, 2012 was $34.2 million, an increase of $4.1 million or 13.5%, as compared to total revenue of $30.2 million for the same period in 2011. The increase was driven by our 7.2% enrollment increase during the fall quarter 2012 over the fall quarter 2011 and a 5.4% tuition increase which we believe resulted from our investment in program development and expansion.

The academic revenue for the three months ended November 30, 2012 was $31.5 million, an increase of $2.9 million or 10.2%, as compared to academic revenue of $28.6 million for the same period in 2011. The increase was primarily due to the enrollment increase over the prior year driven by our strategic plan and management’s execution of the plan. The auxiliary revenue was $2.7 million, an increase of $1.1 million or 72.8%, as compared to auxiliary revenue of $1.6 million for the same period in 2010. This increase was primarily due to outsourcing book sales to a third party resulting in the recording of gross book sales rather than net sales commissions.

Cost of educational services. The educational services expense as a percentage of total revenue decreased by 1.0 percentage points for the three months ended November 30, 2012, to 21.9%, as compared to 22.9% for the same period in 2011. This decrease was a result of economies of scale and efficiencies gained with the expansion of our physical footprint. The educational services expenses for the three months ended November 30, 2012 were $7.5 million, an increase of $0.6 million, or 8.6% as compared to educational expenses of $6.9 million for the same period in 2011. This increase was primarily due to increases in instructional compensation and related expenses resulting from our increasing faculty and staff to provide and sustain quality educational services to the increased student population.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue decreased by 4.5 percentage points for the three months ended November 30, 2012, to 58.2%, as compared to 62.7% for the same period in 2011. The selling, general and administrative expenses for the three months ended November 30, 2012 were $19.9 million, an increase of $1 million, or 5.3%, as compared to selling, general and administrative expenses of $18.9 million for the same period in 2011. The increase was primarily attributed to the increased spending on development of new programming and the hiring of additional staff at the newly opened campus locations.

Liquidity and Capital Resources

Liquidity. At November 30, 2012, and May 31, 2012, cash, cash equivalents and marketable securities were $28.2 million and $30.6 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities for November 30, 2012 and May 31, 2012 were $15.2 million and $14.9 million, respectively.

We maintain one line of credit to support ongoing operations. This line of credit is available to support timing differences between inflows and outflows of cash. During the first six months of fiscal year 2013 ended November 30, 2012, the line of credit was not utilized. We retain this $3.0 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are unsecured. There were no advances outstanding against this line at November 30, 2012 and May 31, 2012.

Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion and development of new programming and growth of our affiliate relationships. Our current focus is to fit expenditures with enrollment patterns. Also, we believe that we are positioned to further supplement our liquidity with debt, if needed.

Operating Activities. Net cash provided by operating activities for the six months ended November 30, 2012 and 2011 were $5.3 million and $4.6 million, respectively. This increase is due to a $2.1 million increase in non-cash items related primarily to a $0.8 million increase in depreciation and amortization, a $0.2 million increase in provision for uncollectable tuition and $0.9 million increase in deferred income taxes. This is offset by a $2.0 million decrease in accounts payable.

Investing Activities. Net cash used by investing activities was $6.0 million for the six months ended November 30, 2012, as compared to the net cash used by investing activities of $9.5 million for the six months ended November 30, 2011. The decrease in the cash used by investing activities was primarily related to the selling and buying of investments in fiscal year 2013, which resulted in net spending of $0.3 million in fiscal year 2013 as compared to net spending of $3.9 million in fiscal year 2012. This was offset by a slight increase in property and equipment purchases.

Financing Activities. Net cash used by financing activities was $1.9 million and $2.6 million for the six months ended November 30, 2012 and 2011, respectively. The decrease of $0.7 million is primarily due to the repurchase of stock in fiscal year 2012 for $1 million. There were minimal stock repurchases in fiscal year 2013.

Contractual Obligations. As part of our ongoing operations, we entered into an arrangement for addition space that houses the Corporate headquarters, distance learning operations, and the Rapid City campus operations that obligates us to make future payments under a capital lease obligation, which totaled $24.1 million, or a net present value of $10.5 million as of November 30, 2012 and was recognized as current and non-current capital lease payable of $0.1 million and $10.4 million, respectively, and was included in net property, plant and equipment in our condensed consolidated balance sheet.

The following is a schedule of future minimum commitments for the Company’s capital lease as of November 30, 2012:

($ in thousands)	Capital Leases
2013	$529
2014	1,071
2015	1,092
2016	1,115
2017	1,137
Thereafter	19,151

Total future minimum lease obligation	$24,095
Less: Imputed interest on capital leases	(13,610)

Net present value of lease obligations	$10,485

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the six month period ended November 30, 2012. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At November 30, 2012, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be a party to various claims, lawsuits or other proceedings that arise in the ordinary course of our business. We are not at this time, a party, as plaintiff or defendant, to any claims, lawsuits or other proceedings which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation.

Item 1A.	Risk Factors.

Title IV recertification process. Our current certification to participate in the Title IV programs was effective in January 2010, following our transaction with Dlorah in 2009, and extends through December 31, 2012. Our current certification is on a provisional basis due to the change in ownership of NAU that resulted from the Dlorah transaction. On September 28, 2012, we submitted to the Department of Education an application for recertification to participate in the Title IV programs. Because we submitted our application for recertification at least 90 days prior to the expiration of our current period of certification, Department of Education regulations provide that our existing provisional certification remains in effect on a month-to-month basis until such time as it makes a determination on the pending application. There can be no assurance that the Department of Education will recertify us or regarding the duration of any period of such recertification, or that it would not impose restrictions in connection with any such recertification. In addition, the Department of Education may take emergency action to suspend our certification without advance notice if it receives reliable information that we are violating Title IV requirements and it determines that immediate action is necessary to prevent misuse of Title IV funds. If the Department of Education does not renew or withdraws our certification to participate in Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom it could disburse such funds or impose other restrictions. Any of these outcomes could have a material effect on NAU’s enrollments and our business, financial condition and results of operations.

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

Issuer Purchases of Equity Securities.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Employment Agreement between National American University and Dr. Ronald Shape, dated August 30, 2012.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files.

*	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on September 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National American University Holdings, Inc.
(Registrant)

Dated: January 4, 2013	By:	/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer

	By:	/s/ Venessa D. Green
Venessa D. Green, MBA, CPA
Chief Financial Officer

Exhibit Index

Exhibit	Description

10.1	Employment Agreement between National American University and Dr. Ronald Shape, dated August 30, 2012.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on September 6, 2012.