Form 10-Q
period 2013-02-28
National American University Holdings, Inc.
filed 2013-04-05
CIK 1399855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

As of March 31, 2013, 25,592,056 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheet as of February 28, 2013 and Condensed Consolidated Balance Sheet as of May 31, 2012	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended February 28, 2013 and February 29, 2012	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended February 28, 2013 and February 29, 2012	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2013 and February 29, 2012	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4.	CONTROLS AND PROCEDURES	29

	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	30
ITEM 1A.	RISK FACTORS	30
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4.	MINE SAFETY DISCLOSURES	31
ITEM 5.	OTHER INFORMATION	31
ITEM 6.	EXHIBITS	31

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF FEBRUARY 28, 2013 AND CONDENSED

CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2012

(In thousands except share data)

	February 28,	May 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,205	$15,658
Available for sale investments	10,904	14,917
Student receivables—net of allowance of $618 and $759 at February 28, 2013 and May 31, 2012, respectively	2,730	2,804
Other receivables	1,034	366
Bookstore inventory	0	6
Income tax receivable	0	974
Deferred income taxes	1,210	1,914
Prepaid and other current assets	563	613

Total current assets	38,646	37,252

Total property and equipment—net	45,111	40,496

OTHER ASSETS:
Condominium inventory	1,970	2,667
Land held for future development	312	312
Course development—net of accumulated amortization of $1,978 and $1,715 at February 28, 2013 and May 31, 2012, respectively	1,143	1,241
Other	1,240	1,130

	4,665	5,350

TOTAL	$88,422	$83,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$59	$40
Accounts payable	4,208	4,175
Dividends payable	1,026	840
Student accounts payable	1,056	659
Income tax payable	4	0
Deferred income	386	236
Accrued and other liabilities	8,148	6,717

Total current liabilities	14,887	12,667

DEFERRED INCOME TAXES	5,098	5,098

OTHER LONG-TERM LIABILITIES	5,768	4,161

CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	10,413	10,460

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,083,431 issued and 25,592,056 outstanding as of February 28, 2013; 28,057,891 issued and 25,574,124 outstanding as of May 31, 2012	3	3
Additional paid-in capital	57,542	57,203
Retained earnings	12,467	11,239
Treasury stock, at cost (2,491,375 shares at February 28, 2013 and 2,483,767 at May 31, 2012)	(17,620)	(17,589)
Accumulated other comprehensive income, net of taxes—unrealized gain on available for sale securities	2	25

Total National American University Holdings, Inc. stockholders’ equity	52,394	50,881

Net income attributable to non-controlling interest	(138)	(169)
Total equity	52,256	50,712

TOTAL	$88,422	$83,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

(In thousands except share data)

	Nine Months Ended		Three Months Ended
	February 28 and 29,		February 28 and 29,
	2013	2012	2013	2012
REVENUE:
Academic revenue	$87,541	$80,670	$29,546	$28,367
Auxiliary revenue	7,649	4,313	2,229	1,311
Rental income—apartments	824	801	280	264

Total revenue	96,014	85,784	32,055	29,942

OPERATING EXPENSES:
Cost of educational services	21,695	20,222	7,045	6,952
Selling, general and administrative	61,465	57,202	20,658	21,040
Auxiliary expense	5,035	2,119	1,443	598
Loss (gain) on disposition of property	63	(126)	3	5

Total operating expenses	88,258	79,417	29,149	28,595

OPERATING INCOME	7,756	6,367	2,906	1,347

OTHER INCOME (EXPENSE):
Interest income	89	105	25	31
Interest expense	(792)	(316)	(287)	(235)
Other income—net	76	91	21	31

Total other expense	(627)	(120)	(241)	(173)

INCOME BEFORE INCOME TAXES	7,129	6,247	2,665	1,174
INCOME TAX EXPENSE	(2,798)	(2,677)	(1,048)	(668)

NET INCOME	4,331	3,570	1,617	506
NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(31)	(85)	(18)	13

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	4,300	3,485	1,599	519
OTHER COMPREHENSIVE (LOSS) INCOME—
Unrealized losses on investments, before tax	(44)	(54)	(9)	(21)
Reclassification to earnings of realized losses	21	0	11	0

OTHER COMPREHENSIVE (LOSS) GAIN, NET OF TAX	(23)	(54)	2	(21)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$4,277	$3,431	$1,601	$498

Basic net earnings attributable to National American University Holdings, Inc.	$0.17	$0.13	$0.06	$0.02
Diluted net earnings attributable to National American University Holdings, Inc.	$0.17	$0.13	$0.06	$0.02
Basic weighted average shares outstanding	25,578,043	26,728,988	25,582,842	26,592,196
Diluted weighted average shares outstanding	25,582,767	26,912,008	25,592,903	26,643,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
				Accumulated		Equity
		Additional		other		attributable to	Total
	Common	paid-in	Retained	comprehensive	Treasury	non-controlling	stockholders’
	stock	capital	earnings	income	stock	interest	equity
Balance—May 31, 2011	$3	$56,643	$9,549	$72	$(7,505)	$(257)	$58,505
Conversion of 1,516,247 warrants to 510,920 shares common stock	0	0	0	0	0	0	0
Purchase of 835,058 shares common stock for the treasury	0	0	0	0	(6,110)	0	(6,110)
Excess tax benefits from stock based compensation	0	75	0	0	0	0	75
Share based compensation expense	0	439	0	0	0	0	439
Dividends declared	0	0	(2,532)	0	0	0	(2,532)
Net income	0	0	3,485	0	0	85	3,570
Unrealized loss on investments	0	0	0	(54)	0	0	(54)

Balance—February 29, 2012	$3	$57,157	$10,502	$18	$(13,615)	$(172)	$53,893

Balance—May 31, 2012	$3	$57,203	$11,239	$25	$(17,589)	$(169)	$50,712
Purchase of 7,608 shares common stock for the treasury	0	0	0	0	(31)	0	(31)
Share based compensation expense	0	339	0	0	0	0	339
Dividends declared	0	0	(3,072)	0	0	0	(3,072)
Net income	0	0	4,300	0	0	31	4,331
Other comprehensive loss, net of tax	0	0	0	(23)	0	0	(23)

Balance—February 28, 2013	$3	$57,542	$12,467	$2	$(17,620)	$(138)	$52,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

(In thousands except share data)

	Nine Months Ended
	February 28,	February 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,331	$3,570
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,165	3,075
Loss (gain) on disposition of property and equipment	63	(126)
Realized loss on available for sale investments	21	0
Provision for uncollectable tuition	3,227	2,898
Noncash compensation expense	339	439
Excess tax benefits from stock based compensation	0	(79)
Deferred income taxes	704	(25)
Changes in assets and liabilities:
Accounts and other receivables	(3,821)	(9,699)
Student notes	(85)	(142)
Bookstore inventory	6	1,026
Condominium inventory	0	(3)
Prepaid and other current assets	50	(71)
Accounts payable	208	3,267
Deferred income	150	(3)
Other long-term liabilities	1,607	3,177
Income tax receivable/payable	978	1,434
Accrued and other liabilities	1,431	(101)

Net cash flows provided by operating activities	13,374	8,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(21,931)	(55,998)
Proceeds from sale of available for sale investments	25,900	60,089
Purchases of property and equipment	(7,682)	(9,170)
Proceeds from sale of property and equipment	21	164
Course development	(165)	(454)
Other	(25)	(76)

Net cash flows used in investing activities	(3,882)	(5,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(28)	(111)
Excess tax benefits from stock based compensation	0	79
Purchase of treasury stock	(31)	(6,110)
Dividends paid	(2,886)	(2,486)

Net cash flows used in financing activities	(2,945)	(8,628)

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

(In thousands except share data)

	Nine Months Ended
	February 28,	February 29,
	2013	2012
NET DECREASE IN CASH AND CASH EQUIVALENTS	$6,547	$(5,436)
CASH AND CASH EQUIVALENTS—Beginning of year	15,658	25,716

CASH AND CASH EQUIVALENTS—End of period	$22,205	$20,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$1,116	$1,269

Cash paid for interest	$793	$238

Capital lease additions	$0	$12,360

Property & equipment purchases included in accounts payable	$368	$356

Dividends declared at February 28, 2013 and February 29, 2012	$1,026	$877

(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

(Dollar amounts, except share and per share amounts, in thousands)

1.	STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s 10-K filed on August 3, 2012. Furthermore, the results of operations and cash flows for the nine months ended February 28, 2013 and February 29, 2012 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by U.S. GAAP.

Unless the context otherwise requires, the terms “we”, “us”, “our” and the “Company” used throughout this document refer to National American University Holdings, Inc. and its wholly owned subsidiary, Dlorah, Inc.

Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to bad debts, income taxes and certain accruals. Actual results could differ from those estimates.

2.	NATURE OF OPERATIONS

The Company’s common stock is listed as NAUH on The NASDAQ Global Market. The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors and master’s degree programs in business-related disciplines, such as accounting, management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites and online. Operations include educational sites (four of which are pending regulatory approvals—Indianapolis, Indiana, Tigard, Oregon, Houston, Texas and the Rouche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, and contracts to provide online course development, hosting and technical assistance to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with U.S. Department of Education requirements, including the maintenance of certain financial ratios.

The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

For the nine months ended February 28, 2013 and February 29, 2012, 91% and 94%, respectively, of the Company’s total revenues were derived from NAU’s academic revenue.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Nine months ended		Three months ended
	February 28 and 29,		February 28 and 29,
	2013	2012	2013	2012
Numerator:
Net income attributable to National American University Holdings, Inc.	$4,300	$3,485	$1,599	$519

Denominator:
Weighted average shares outstanding used to compute basic net income per common share	25,578,043	26,728,988	25,582,842	26,592,196
Incremental shares issuable upon the assumed exercise of stock options	—	783	—	—
Incremental shares issuable upon the assumed exercise of restricted shares	4,724	45,167	10,061	51,684
Incremental shares issuable upon the assumed exercise of warrants	—	137,070	—	—

Common shares used to compute diluted net income per share	25,582,767	26,912,008	25,592,903	26,643,880

Basic net income per common share	$0.17	$0.13	$0.06	$0.02
Diluted net income per common share	$0.17	$0.13	$0.06	$0.02

A total of 370,750 shares of common stock subject to issuance upon exercise of stock options for the three and nine months ended February 28, 2013 have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

In February 2013, The FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassification adjustments out of accumulated other comprehensive income. The amendment was issued in response to ASU 2011-05 and requires disclosure of the amount, if significant, reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information would be provided. The standard allows the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. This standard will be effective for the Company’s fiscal year 2014 first quarter ending August 31, 2013. As the standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

5.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At February 28, 2013, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At February 28, 2013, 582,853 shares of common stock remain available for issuance under the Plan.

Restricted stock

The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

Compensation expenses associated with restricted stock awards and restricted stock unit awards totaled ($7) and $60 for the quarters ended February 28, 2013 and February 29, 2012, respectively. The reduction in expense for the quarter ended February 28, 2013, was caused by a reversal of previously recorded expense associated with performance based restricted stock grants. At this time it is believed that the required performance objectives will not be achieved for the year. For the year to date periods ended February 28, 2013 and February 29, 2012, compensation associated with restricted stock and restricted stock unit awards totaled $88 and $176, respectively. At February 28, 2013, unamortized compensation cost of restricted stock and restricted stock unit awards totaled $181. The unamortized cost is expected to be recognized over a weighted-average period of 2.1 years as of February 28, 2013.

A summary of restricted shares activity under the Plan as of February 28, 2013 and February 29, 2012, and changes during the nine month periods then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2012	1,416	$10.59
Granted	62,791	4.57
Vested	(13,285)	5.24
Forfeited	(4,580)	4.60

Non-vested shares at February 28, 2013	46,342	$4.56

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2011	54,166	$8.62
Granted	43,388	10.59
Vested	0	0
Forfeited	0	0

Non-vested shares at February 29, 2012	97,554	$9.49

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

For stock options issued during the nine months ended February 28, 2013 and February 29, 2012, the following assumptions were used to determine fair value:

	For the nine months ended February 28 and 29,
Assumptions used:	2013		2012
Expected term (in years)	5.99		6.00
Expected volatility	61.20%		50.00%
Weighted average risk free interest rate Weighted average risk free interest rate range	0.85 0.80-0.85	% %	1.22 1.22	% %
Weighted average expected dividend Weighted average expected dividend range	2.87 2.87	% %	1.13 1.13	% %
Weighted average fair value	$2.01		$4.56

The volatilities are based on historic volatilities from the traded shares of the Company over the past two and one-half years. The Company has analyzed the forfeitures of stock and option grants and has deemed the effect to be immaterial and therefore did not include a forfeiture rate in the expense calculation. The expected term of options granted is the safe harbor period. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company.

A summary of option activity under the Plan as of February 28, 2013 and February 29, 2012, and changes during the nine month periods then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at May 31, 2012	223,950	$9.92	8.7
Granted	156,800	4.60
Exercised	0	0
Forfeited or canceled	(10,000)	9.35

Outstanding at February 28, 2013	370,750	$7.68	8.6	$—

Exercisable at February 28, 2013	135,781	$9.57	7.7	$—

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value ($000)
Outstanding at May 31, 2011	121,750	$9.17
Granted	133,500	10.59
Exercised
Forfeited or canceled	(7,500)	9.73	—	—

Outstanding at February 29, 2012	247,750	$9.93	9.0	$—

Exercisable at February 29, 2012	57,375	$9.16	8.4	$—

The Company recorded compensation expense for stock options of $72 and $99 for the three months ended February 28, 2013 and February 29, 2012, respectively, and $201 and $263 for the nine months ended February 28, 2013 and February 29, 2012, respectively, in the statements of operations. As of February 28, 2013 there was $505 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.9 years as of February 28, 2013.

The Company plans to issue new shares as settlement of options that are exercised.

Dividends

The following table presents details of the Company’s fiscal 2013 and 2012 dividend payments:

Date declared	Record date	Payment date	Per share
August 29, 2011	September 30, 2011	October 7, 2011	$0.0300
November 4, 2011	December 31, 2011	January 9, 2012	$0.0325
January 30, 2012	March 30, 2012	April 6, 2012	$0.0325
April 30, 2012	June 30, 2012	July 9, 2012	$0.0325
August 27, 2012	September 30, 2012	October 5, 2012	$0.0400
October 29, 2012	December 14, 2012	December 28, 2012	$0.0400
January 28, 2013	March 29, 2013	(est) April 12, 2013	$0.0400

6.	COMMITMENTS AND CONTINGENCIES

From time to time, NAU is a party to various claims, lawsuits or other proceedings relating to the conduct of its business. Although the outcome of litigation cannot be predicted with certainty and some claims, lawsuits or other proceedings may be disposed of unfavorably, management believes, based on facts presently known, that the outcome of such legal proceedings and claims, lawsuits or other proceedings will not have a material effect on the Company’s consolidated financial position, cash flows or future results of operations.

During the third quarter 2012, the South Dakota Department of Revenue conducted a Sales and Use Tax Audit on the three year period of 2008 through 2011. As of February 28, 2013, the Company had received a final determination from the South Dakota Department of Revenue totaling $132, which was paid in full during the third fiscal quarter of 2013.

7.	FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
February 28, 2013
Investments
CD’s and money market accounts	$1,703	$2,192	$—	$3,895
US treasury bills and notes	8,468	—	—	8,468

Total assets at fair value	$10,171	$2,192	$—	$12,363

May 31, 2012
Investments
CD’s and money market accounts	$1,831	$419	$—	$2,250
US treasury bills and notes	14,255	—	—	14,255

Total assets at fair value	$16,086	$419	$—	$16,505

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

General administrative costs of the Company are allocated to specific divisions of the Company.

The following table presents the reportable segment financial information, in thousands:

	Nine months ended February 28, 2013			Nine months ended February 29, 2012
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$87,541	$0	$87,541	$80,670	$0	$80,670
Auxiliary revenue	7,649	0	7,649	4,313	0	4,313
Rental income—apartments	0	824	824	0	801	801

Total revenue	95,190	824	96,014	84,983	801	85,784

Operating expenses:
Cost of educational services	21,695	0	21,695	20,222	0	20,222
Selling, general &administrative	60,189	1,276	61,465	55,915	1,287	57,202
Auxiliary expense	5,035	0	5,035	2,119	0	2,119
(Gain) loss on disposition of property	(4)	67	63	15	(141)	(126)

Total operating expenses	86,915	1,343	88,258	78,271	1,146	79,417

Income (loss) from operations	8,275	(519)	7,756	6,712	(345)	6,367

Other income (expense):
Interest income	79	10	89	98	7	105
Interest expense	(792)	0	(792)	(316)	0	(316)
Other (expense) income—net	(21)	97	76	0	91	91

Total other (expense) income	(734)	107	(627)	(218)	98	(120)

Income (loss) before taxes	$7,541	$(412)	$7,129	$6,494	$(247)	$6,247

	As of February 28, 2013			As of May 31, 2012
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$76,760	$11,662	$88,422	$70,404	$12,694	$83,098

	Three months ended February 28, 2013			Three months ended February 29, 2012
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$29,546	$0	$29,546	$28,367	$0	$28,367
Auxiliary revenue	2,229	0	2,229	1,311	0	1,311
Rental income—apartments	0	280	280	0	264	264

Total revenue	31,775	280	32,055	29,678	264	29,942

Operating expenses:
Cost of educational services	7,045	0	7,045	6,952	0	6,952
Selling, general &administrative	20,272	386	20,658	20,640	400	21,040
Auxiliary expense	1,443	0	1,443	598	0	598
Loss on disposition of property	3	0	3	5	0	5

Total operating expenses	28,763	386	29,149	28,195	400	28,595

Income (loss) from operations	3,012	(106)	2,906	1,483	(136)	1,347

Other income (expense):
Interest income	22	3	25	29	2	31
Interest expense	(287)	0	(287)	(235)	0	(235)
Other (expense) income—net	(10)	31	21	0	31	31

Total other (expense) income	(275)	34	(241)	(206)	33	(173)

Income (loss) before taxes	$2,737	$(72)	$2,665	$1,277	$(103)	$1,174

9.	SUBSEQUENT EVENTS

On March 28, 2013, the Company entered into an agreement to sell property located in downtown Rapid City, South Dakota. As of February 28, 2013, the net book value of this property was $2.33 million. The sales price for this property was $4 million and consists of a note receivable from the buyer at an interest rate of 5% interest. Interest is due annually for three years, the entire principal is due on the third anniversary of the closing date. The Company will continue to occupy a portion of the facility for its veterinarian technology program through a 10-year lease that becomes effective June 1, 2013.

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

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering associate, bachelor’s and master’s degree programs in business-related disciplines, such as accounting, management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online. As of April 5, 2013 operations include 37 locations (three of which are pending regulatory approvals – Tigard, Oregon; Houston, Texas; and the Rouche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota.

As of February 28, 2013, NAU had 2,610 students enrolled in courses at its physical locations only, 6,946 students enrolled in online courses only, and 1,933 students enrolled in a hybrid format taking both online courses and courses at a physical location. NAU supports the instruction of 2,166 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 0.9% of our revenues for the quarter ended February 28, 2013.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the three months ended February 28, 2013, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the nine months ended February 28, 2013 and February 29, 2012 were 3.4% and 3.4%, respectively.

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

The following chart is a summary of our student enrollment on February 28, 2013 and February 29, 2012, by degree type and by instructional delivery method.

	February 28, 2013 (Winter ‘13 Qtr)	February 29, 2012 (Winter ‘12 Qtr)	% Growth for same quarter over prior year
	Number of Students	Number of Students
Graduate	414	392	5.6%
Undergraduate and Diploma	11,075	10,576	4.7%

Total	11,489	10,968	4.8%

On-Campus	2,610	3,286	(20.6)%
Online	6,946	5,818	19.4%
Hybrid	1,933	1,864	3.7%

Total	11,489	10,968	4.8%

We experienced a 4.8% growth in enrollment in the winter term 2013 over the winter term 2012. This rate of growth was a decrease from our historic enrollment growth rate, which has averaged approximately 11.8% annually since 1998. We believe we have realized a significant, yet steady increase in enrollments since 2005 due to our investment of approximately $53.6 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.

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

Results of Operations—Nine Months Ended February 28, 2013 Compared to Nine Months Ended February 29, 2012

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended February 28, 2013 In percentages	Nine Months Ended February 29, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.6	23.6
Selling, general and administrative	64.0	66.7
Auxiliary expense	5.2	2.4
Cost of condominium sales	0.0	0.0
Loss (gain) on disposition of property	0.1	(0.1)

Total operating expenses	91.9	92.6
Operating income	8.1	7.4
Interest expense	(0.8)	(0.4)
Interest income	0.1	0.1
Other income	0.0	0.1

Income before income taxes	7.4	7.2
Income tax expense	(2.9)	(3.0)
Net income (loss) attributable to non-controlling interest	0.0	(0.1)

Net income attributable to the Company	4.5%	4.1%

For the nine months ended February 28, 2013, our total revenue was $96 million, an increase of $10.2 million or 11.9%, as compared to total revenue of $85.8 million for the same period in 2012. The increase was primarily due to the execution of our strategic growth plan which resulted in an average enrollment increase of 7.4% for the nine months ended February 28, 2013 over the same period in 2012 and an increase in auxiliary revenue due to a change in the way we sell books and the move to an online book vendor. The average enrollment increase is comprised of 10.2% during the summer quarter, 7.2% during the fall quarter and 4.8% during the winter. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new programs, expansion of existing programs to new markets and an improved enrollment management system which monitors and improves our recruitment processes. Our revenue for the nine months ended February 28, 2013 consisted of $95.2 million from our NAU operations and $0.8 million from our other operations.

Total operating expenses were $88.3 million or 91.9% of total revenue for the nine months ended February 28, 2013, which is an increase of $8.8 million compared to the same period in 2012. Income from operations was $7.8 million or 8.1% of total revenue for the nine months ended February 28, 2013, which is an increase of $1.4 million compared to the same period in 2012. Net income attributable to the Company was $4.3 million or 4.5% of total revenue for the nine months ended February 28, 2013 as compared to $3.5 million or 4.1% of total revenue for the nine months ended February 29, 2012.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended February 28, 2013 In percentages	Nine Months Ended February 29, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.8	23.8
Selling, general and administrative	63.2	65.8
Auxiliary expense	5.3	2.5
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.0

Total operating expenses	91.3	92.1
Operating income	8.7	7.9
Interest expense	(0.8)	(0.4)
Interest income	0.1	0.1
Other income	(0.1)	0.0

Income before non-controlling interest and taxes	7.9%	7.6%

Total revenue. The total revenue for NAU for the nine months ended February 28, 2013 was $95.2 million, an increase of $10.2 million or 12.0%, as compared to total revenue of $85.0 million for the same period in 2012. The increase was primarily due to the average enrollment increase of 7.4% for the nine months ended February 28, 2013 over the same period in 2012 and an increase in auxiliary revenue due to a change in the way we sell books and the move to an online book vendor. The average enrollment increase is comprised of 10.2% during the summer quarter, 7.2% during the fall quarter and 4.8% during the winter. In addition, the increase is due to a board approved tuition increase of 5.4% that became effective September 2012. We believe that NAU’s well-defined strategic plan continues to contribute to the increase in the revenues.

The academic revenue for the nine months ended February 28, 2013 was $87.5 million, an increase of $6.9 million or 8.5%, as compared to academic revenue of $80.7 million for the same period in 2012. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $7.6 million, an increase of $3.3 million or 77.3%, as compared to auxiliary revenue of $4.3 million for the same period in 2012. This increase in auxiliary revenue was primarily driven by increased enrollment growth and the implementation of a new online bookstore vendor resulting in a change in the book selling process.

Cost of educational services. The educational services expense as a percentage of total revenue decreased by 1.0 percentage points for the nine months ended February 28, 2013, to 22.8%, as compared to 23.8% for the same period in 2012. This decrease was a result of fixed costs such as facility expenses on an increasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue decreased by 2.6 percentage points for the nine months ended February 28, 2013, to 63.2%, as compared to 65.8% for the same period in 2012. The selling, general and administrative expenses for the nine months ended February 28, 2013 were $60.2 million, an increase of $4.3 million, or 7.6%, as compared to selling, general and administrative expenses of $55.9 million for the same period in 2012. Included in these numbers are the additional staffing and institutional support to bring the developmental campuses online which is required to ensure the operation of these new locations and to support the quality of our academic programs. As these locations mature and the revenue base grows, the costs associated with these locations will continue to see improvement as a percentage of revenue. In addition, the university is self-insured and experienced health insurance claims of $0.7 million higher than the same period of the previous year.

Auxiliary. Auxiliary expenses for the nine months ended February 28, 2013 were $5.0 million, an increase of $2.9 million as compared to auxiliary expenses of $2.1 million for the same period in 2012. As discussed above auxiliary expenses increased due to the implementation of a new online bookstore vendor.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the nine months ended February 28, 2013 was $7.5 million, an increase of $1.0 million or 16.1%, as compared to $6.5 for the same period in 2012. This increase is discussed above in more detail.

Results of Operations—Three Months Ended February 28, 2013 Compared to Three Months Ended February 29, 2012

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February 28, 2013 In percentages	Three Months Ended February 29, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.0	23.2
Selling, general and administrative	64.4	70.3
Auxiliary expense	4.5	2.0
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.0

Total operating expenses	90.9	95.5
Operating income	9.1	4.5
Interest expense	(0.9)	(0.8)
Interest income	0.1	0.1
Other income	0.0	0.1

Income before income taxes	8.3	3.9
Income tax expense	(3.3)	(2.2)
Net income attributable to non-controlling interest	0.0	0.0

Net income attributable to the Company	5.0%	1.7%

For the three months ended February 28, 2013, our total revenue was $32.1 million, an increase of $2.1 million or 7.1%, as compared to total revenue of $29.9 million for the same period in 2012. The increase was primarily due to the enrollment increase of 4.8% during the winter quarter 2013 over the winter quarter 2012 and an increase in auxiliary revenue due to a change in the online bookstore vendor and the way in which books are sold to the students. Our revenue for the three months ended February 28, 2013 consisted of $31.8 million from our NAU operations and $0.3 million from our other operations. Total operating expenses were $29.1 million or 90.9% of total revenue for the three months ended February 28, 2013, which is an increase of $0.6 million compared to the same period in 2012. Income from operations was $2.9 million or 9.1% of total revenue for the three months ended February 28, 2013, which is an increase of $1.6 million compared to the same period in 2012. Net income attributable to the Company was $1.6 million or 5.0% of total revenue for the three months ended February 28, 2013, an increase of 208.1%, compared to the same period in 2012. The enrollment increases were driven by management’s execution of our strategic plan which detailed our investment in new programs, expansion of existing programs to new markets and an improved enrollment management system of monitoring and improving our recruitment processes. Selling, general, and administrative expenses decreased $0.4 million as a result of continued process improvements and cost containment measures. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February 28, 2013 In percentages	Three Months Ended February 29, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.2	23.4
Selling, general and administrative	63.8	69.5
Auxiliary expense	4.5	2.1
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.0

Total operating expenses	90.5	95.0
Operating income	9.5	5.0
Interest expense	(0.9)	(0.8)
Interest income	0.1	0.1
Other income	0.0	0.0

Income before non-controlling interest and taxes	8.7%	4.3%

Total revenue. The total revenue for the three months ended February 28, 2013 was $31.8 million, an increase of $2.1 million or 7.1%, as compared to total revenue of $29.7 million for the same period in 2012. The increase was driven by our 4.8% enrollment increase during the winter quarter 2013 over the winter quarter 2012 and increased auxiliary revenue due to higher bookstore sales.

The academic revenue for the three months ended February 28, 2013 was $29.5 million, an increase of $1.2 million or 4.2%, as compared to academic revenue of $28.4 million for the same period in 2012. The increase was primarily due to the enrollment increase over the prior year driven by our strategic plan and management’s execution of the plan. The auxiliary revenue was $2.2 million, an increase of $0.9 million or 70.0%, as compared to auxiliary revenue of $1.3 million for the same period in 2012. This increase in auxiliary revenue was primarily driven by increased enrollment growth and the implementation of a new online bookstore vendor and a change in the book selling process.

Cost of educational services. The educational services expense as a percentage of total revenue decreased by 1.2 percentage points for the three months ended February 28, 2013, to 22.2%, as compared to 23.4% for the same period in 2012. This decrease was a result of economies of scale and efficiencies gained with the expansion of our physical footprint. The educational services expenses for the three months ended February 28, 2013 were $7.0 million, an increase of $0.1 million, or 1.3% as compared to educational expenses of $7.0 million for the same period in 2012.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue decreased by 5.7 percentage points for the three months ended February 28, 2013, to 63.8%, as compared to 69.5% for the same period in 2012. The selling, general and administrative expenses for the three months ended February 28, 2013 were $20.3 million, a decrease of $0.4 million, or 1.8%, as compared to selling, general and administrative expenses of $20.6 million for the same period in 2012. The decrease was primarily attributed to the alignment of marketing costs to revenue however, we anticipate additional expenses due to the hiring of additional admissions advisors and the launch of the five new doctoral-level course offerings this spring term.

Liquidity and Capital Resources

Liquidity. At February 28, 2013, and May 31, 2012, cash, cash equivalents and marketable securities were $33.1 million and $30.6 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities at February 28, 2013 and May 31, 2012 were $10.9 million and $14.9 million, respectively.

We maintain one line of credit to support ongoing operations. This line of credit is available to support timing differences between inflows and outflows of cash. During the first nine months of fiscal year 2013 ended February 28, 2013, the line of credit was not utilized. We retain this $3.0 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are unsecured. There were no advances outstanding against this line at February 28, 2013 and May 31, 2012.

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

Operating Activities. Net cash provided by operating activities for the nine months ended February 28, 2013 and February 29, 2012 were $13.4 million and $8.6 million, respectively. This increase is due to a $0.8 million increase in net income, a decrease of $5.9 million in accounts receivable and an increase in non-cash items related primarily to a $1.1 million increase in depreciation and amortization, a $0.3 million increase in provision for uncollectable tuition and $0.7 million increase in deferred income taxes. This is offset by a $4.6 million decrease in accounts payable and other long-term liabilities.

Investing Activities. Net cash used by investing activities was $3.9 million for the nine months ended February 28, 2013, as compared to the net cash used by investing activities of $5.4 million for the nine months ended February 29, 2012. The decrease in the cash used by investing activities was primarily related to the decrease in purchases of property and equipment of $1.5 million for the nine months ended February 28, 2013 as compared to the nine months ended February 29, 2012.

Financing Activities. Net cash used by financing activities was $2.9 million and $8.6 million for the nine months ended February 28, 2013 and February 29, 2012 respectively. The decrease of $5.7 million is primarily due to the repurchase of stock in fiscal year 2012 for $6.1 million. There were minimal stock repurchases in fiscal year 2013.

Contractual Obligations. As part of our ongoing operations, we entered into an arrangement for additional space that houses the Corporate headquarters, distance learning operations, and the Rapid City campus operations that obligates us to make future payments under a capital lease obligation, which totaled $23.8 million, or a net present value of $10.5 million as of February 28, 2013 and was recognized as current and non-current capital lease payable of $0.1 million and $10.4 million, respectively, and was included in net property, plant and equipment in our condensed consolidated balance sheet.

The following is a schedule of future minimum commitments for the Company’s capital lease as of February 28, 2013:

($ in thousands)	Capital Leases
2013	$265
2014	1,071
2015	1,092
2016	1,115
2017	1,137
Thereafter	19,151

Total future minimum lease obligation	$23,831
Less: Imputed interest on capital leases	(13,359)

Net present value of lease obligations	$10,472

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the nine month period ended February 28, 2013. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At February 28, 2013, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Department of Education regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that we comply with all applicable Title IV program regulations. If an institution fails to satisfy any of the administrative capability criteria or comply with any other Department of Education regulations, the Department of Education may require the institution to repay Title IV program funds, require the institution to repay Title IV program funds, transfer the institution from the “advance” system of payment of Title IV program funds to cash monitoring status or to the “reimbursement” system of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs. By letter dated February 4, 2013, the Department of Education advised NAU that it was improperly limiting the amount of Title IV loan funds that students may receive in a given academic period based on students’ remaining maximum Title IV loan eligibility. The Department of Education requested that NAU respond to the letter and, among other things, revise its financial aid award letter to allow a student to borrow the maximum eligible amount, the recommended amount or an alternative amount, to provide all currently enrolled students the option of receiving additional Title IV loan funds for which the student qualified, and to revise certain of its policies and practices regarding the availability of Title IV loan funds. NAU is cooperating with the Department of Education’s requests. If we were found not to have satisfied the Department of Education’s “administrative capability” requirements or to comply with any other Department of Education regulations, we could be limited in our access to, or lose, Title IV program funding, which could significantly reduce our enrollments and have a material effect on our business, financial condition and results of operations.

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

National American University Holdings, Inc.
(Registrant)

Dated: April 5, 2013	By:	/s/ Ronald L. Shape
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