Form 10-K
period 2013-05-31
National American University Holdings, Inc.
filed 2013-08-02
CIK 1399855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2013, there were 25,048,822 shares of Common Stock, $0.0001 par value per share outstanding.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $37.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2013 fiscal year) are incorporated by reference into Part III of this Report.

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

Unless the context otherwise requires, the terms “we”, “us”, “our” and the “Company” used throughout this document refer to National American University Holdings, Inc.; its wholly owned subsidiary, Dlorah, Inc.; and National American University, sometimes referred to as “NAU” or the “university”, which is owned and operated by Dlorah, Inc.

Item 1.	Business.

Overview

We are a provider of postsecondary education primarily focused on the needs of working adults and other non-traditional students. We own and operate National American University, a regionally accredited, proprietary, multi-campus institution of higher learning founded in 1941. Since 1998, we have been offering academic and degree programs online. Using both campus-based and online instruction, we provide associate, bachelor’s and master’s degree and diploma programs in technical and professional fields, such as accounting, management, business administration, information technology, nursing and healthcare management. Our mission is to prepare students of diverse interests, cultures and abilities for careers in our core fields in a caring and supportive environment.

We currently have 37 educational sites (two of which are pending regulatory approvals – Houston, Texas and the Rouche Graduate Center in Austin, Texas) in the states of Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. Several of our educational sites are hybrid learning centers, which utilize small physical facilities in strategic geographic areas, allowing our students to meet face-to-face with staff for assistance with their educational choices and related services while completing the majority of their coursework online. Working adults and other non-traditional students are attracted to the flexibility of our online programs and the convenience of our hybrid learning centers.

In addition to our university operations, we operate a real estate business known as Fairway Hills Developments, or Fairway Hills. Our real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Residential Development area of Rapid City, South Dakota.

Our enrollment increased from approximately 10,000 students as of May 31, 2011 to approximately 11,220 students as of May 31, 2012, and then to approximately 11,470 students as of May 31, 2013, representing annual growth rates of approximately 12.2% from 2011 to 2012 and 2.2% from 2012 to 2013. During the same periods, our revenue grew from $106.8 million for the fiscal year ended 2011, to $118.9 million for fiscal year ended 2012, and then to $129.2 million for the fiscal year ended May 31, 2013, representing annual increases of 11.3% and 8.6%, respectively. Income before income taxes for the fiscal year ended May 31, 2011 was $16.7 million, compared to $8.8 million for the fiscal year ended May 31, 2012 and $9.2 million for the fiscal year ended May 31, 2013. Revenue for the NAU segment grew from $105.4 million in 2011 to $117.8 million in 2012 and then to $127.9 million in 2013 representing an increase of 11.8% between 2011 and 2012 and 8.5% from 2012 to 2013. Income before income taxes for the NAU segment was $17.3 million in 2011, decreasing to $9.1 million in 2012 and then increasing to $9.7 million in 2013. Total assets for the NAU segment grew from $60.2 million in 2011 to $70.4 million in 2012 and $74.8 million in 2013. Revenue for the other segment, consisting of our real estate business, decreased from $1.4 million in 2011 to $1.1 million in 2012 and increased to $1.3 million in 2013 representing a decrease of 25.7% between 2011 and 2012 and an increase of 22.4% from 2012 to 2013. Loss before taxes for the other segment decreased from $0.6 million in 2011 to $0.3 million in 2012 and then increased to $0.5 million in 2013. Total assets for the other segment decreased from $17.7 million in 2011 to $12.7 million in 2012 and increased to $13.0 million in 2013. We believe our recent growth in student enrollment and revenue is the result of our marketing efforts and attractive educational programs with flexible scheduling alternatives. The recent decrease in income before income taxes was largely due to increase in the development, building and staffing of new campuses and the associated start-up costs. We believe we have an opportunity to continue increasing revenue while controlling costs by further leveraging our online offerings and hybrid learning centers.

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

Since 1974, we have continued to expand educational sites, add online education and develop graduate degree programs. We have also developed professional programs in nursing and allied health that allow students to pursue degrees in these areas in a flexible learning environment. In addition, we have leveraged our online expertise into affiliations with other educational institutions that lack such online capabilities. Through these affiliations, which have resulted in increased revenue with little additional cost, we provide other institutions with curriculum development, faculty, consulting and technology support services to enable them to deliver academic programs online. We have also created our “Best of Both Worlds—Instructional Delivery Platform™” program that, often in affiliation with foreign educational institutions, distributes our courses over the Internet to students overseas.

Corporate Information

National American University Holdings, Inc., formerly known as Camden Learning Corporation, was organized under the laws of the State of Delaware on April 10, 2007, as a blank check company to acquire one or more domestic or international assets of an operating business in the education industry. On November 23, 2009, as a result of the merger transaction with Dlorah, Inc., a South Dakota corporation, which owns and operates NAU, Dlorah became our wholly owned subsidiary. For accounting purposes, Dlorah was the acquirer and accounted for the transaction as a recapitalization. Accordingly, the consolidated financial statements included in this annual report on Form 10-K reflect the results of Dlorah. We conduct substantially all of our business and generate substantially all of our revenue through Dlorah. Our primary business is the operations of National American University, which generated 99.0% of our revenue in fiscal year 2013. We also have multi-family residential real estate operations in Rapid City, South Dakota, which generated 1.0% of our revenue in fiscal year 2013. We maintain a website at www.national.edu. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Our Core Values

Since our inception, we have been guided by the following core values, which we believe have contributed to our success in obtaining and retaining students and faculty:

•	A caring and supportive learning environment;

•	Quality instructional programs and services; and

•	Technical and professional career programs.

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

Our commitment to these core values is evidenced in the daily interactions among our students, faculty, staff and administrators. The comprehensive institutional student survey conducted in 2011 found that the four characteristics receiving the highest student satisfaction rating cumulatively across the university were:

•	the overall ease of the registration process;

•	the ability to learn on your own;

•	the caring and supportive attitude by faculty toward students; and

•	the opportunity to develop knowledge of subjects in the program’s emphasized areas.

Approach to Academic Quality

We have identified a number of key elements to promote a high level of academic quality, and they include:

Performance-based, career-oriented curricula. We create performance-based curricula designed to enable all students to gain the foundational knowledge, professional competencies and demonstrable skills, including technical and technological skills, required to be successful in their chosen fields. We design our curricula to address specific career-oriented objectives we believe working adult and other non-traditional students are seeking. We have invested significant human and financial resources in the implementation of this curricula development to support faculty and students in achieving prescribed student learning outcomes. Our performance-based curricula is designed and delivered by our faculty members who are committed to delivering a quality current and relevant education to prepare our students for their careers.

Qualified faculty. We seek to hire and retain qualified faculty members with relevant practical experience and the necessary skills to provide a high-quality education for our students. A substantial percentage of our faculty members hold graduate degrees. We seek faculty members who are able to integrate relevant, practical experiences from their professional careers into the courses they teach. We also invest in the professional development of our faculty members by providing training in campus and online teaching techniques, hosting events and discussion forums that foster sharing of best practices and continually assessing teaching effectiveness through administrative reviews and student evaluations.

Standardized course design. We employ a standardized curriculum development process to promote consistent active learning experiences in our online courses, and are implementing this curriculum through blended instructional delivery at the campus locations. We continue to review our programs in an effort to ensure they remain consistent, up-to-date and effective in producing the desired student learning outcomes. We also regularly review student survey data to identify opportunities for course modifications and enhancements.

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

Continual academic oversight. The academic oversight and assessment functions for all of our programs are conducted through the provost’s office and other academic offices, which periodically evaluate the content, delivery method, faculty performance and desired student learning outcomes for our academic programs. We continually assess outcomes data to determine whether our students graduate with the knowledge and skills necessary to succeed in the workplace. Our provost also initiates and manages periodic examinations of our curricula to evaluate and verify academic program quality and workplace applicability. Based on these processes and student feedback, we determine whether to modify or discontinue programs that do not meet our standards or market needs, or to create new programs.

Board of Governors. We maintain a separate board of governors to oversee the academic mission of the university. Among other things, the board of governors is responsible for determining the mission and purposes of the university, approving educational programs and ensuring the well-being of students, faculty and staff. A majority of the members of the board of governors are independent, and many have been members of our board of governors for a number of years. The oversight and guidance of our board of governors has been critical to our growth and the maintenance of our academic standards.

Industry and Outlook

We operate in the same market as for-profit and non-profit career-oriented schools, two-year junior colleges and community colleges. Competition is generally based on location, program offerings, modality, the quality of instruction, placement rates, selectivity of admissions, recruiting and tuition rates. We compete with community colleges for enrollments by offering more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We also compete with other career schools by focusing on offering high demand, career-oriented programs, providing individual attention to students and focusing on flexible degrees for working adults and other non-traditional students. We believe we are able to compete effectively in our respective local markets because of the diversity of our program offerings, quality of instruction, the strength of our brand, our reputation and our success in placing students with employers.

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

Competitive Strengths

We believe the following strengths enable us to compete effectively in the postsecondary education market:

Our hybrid learning centers allow for greater leverage of assets. Our hybrid learning centers provide students with the convenience of face-to-face interaction with local staff for assistance with their education planning. In addition, these centers provide an opportunity for students to take certain courses at our educational sites while taking the majority of their classes online. This approach provides students with a more flexible class experience and us with an opportunity to further leverage our fixed assets.

Our nursing and allied health programs. We have developed nursing and allied health programs that provide students with an opportunity to obtain a professional degree. We continue to expand these programs. We recently received approval for a new baccalaureate nursing progam in New Mexico and have applied for approval of the same program in Texas. Our current nursing programs include an Associate of Science in Nursing, generic Bachelor of Science in Nursing, practical nurse to Bachelor of Science in Nursing, online Registered Nurse to Bachelor of Science Nursing program and Master of Science in Nursing.

Our multiple accreditations and regulatory approvals. We are regionally accredited through the Higher Learning Commission (HLC) and are a member of the North Central Association of Colleges and Schools. In addition, many of our programs maintain specialized or programmatic accreditation.

Our affiliations with other educational institutions. We began offering online academic programs in 1998, and since then we have developed significant expertise in curricula and technology related to online education. We have leveraged this knowledge by establishing a number of affiliations with other educational institutions. Through these relationships, we provide curriculum development services and technology support services to these other institutions. We believe these affiliations offer opportunities for revenue diversification, asset leverage and revenue growth.

Our commitment to high demand professional and technical programs. We are committed to offering quality, performance-based educational programs to meet the needs of employers. Our programs are designed to help our students achieve their career objectives in a competitive job market. Our programs are taught by qualified faculty members, who often have practical experience in their respective fields, offering students their “real-world experience” perspectives. We periodically review and assess our programs and faculty to ensure that our programs are current and meet the changing demands of employers.

Our focus on individual attention to students. We believe in providing individual attention to our students to ensure an excellent educational experience. We provide a number of student support services, including administrative, financial aid, library, career and technology support, to help maximize the success of our students. We also provide personal guidance to our students during the admissions process, academic advising, financial services, learner support and career services.

Our focus on flexible scheduling. We have designed our program offerings and our online delivery platform with flexible scheduling to meet the needs of working adults and other non-traditional students. We offer on-site day, evening and weekend classes, as well as online and blended degree and diploma programs. We believe working adults and other non-traditional students are attracted to the convenience and flexibility of our programs because they can study and interact with faculty and classmates during times and at places that suit their needs.

Our experienced executive management team with strong operating history. Our executive management team possesses extensive experience in the management and operation of postsecondary education institutions. Our president, Dr. Jerry Gallentine, has worked in education for over 45 years. Throughout his career, Dr. Gallentine has taught various courses as a professor and also served as a president of various higher learning institutions before guiding our growth and development since 1993. Dr. Ronald Shape, our chief executive officer, began his career in higher education with us in 1991. He began teaching courses in accounting, auditing and finance in 1995. Dr. Shape became our chief fiscal officer in 2002 and our chief executive officer in April 2009. Dr. Samuel Kerr is our chief operating officer . Dr. Kerr began his career in education in 1983 as a high school English/journalism instructor. He also taught education courses for a local college. After graduating from law school, he started his legal practice in 1992, serving in the capacities of special assistant attorney general for South Dakota State University, special assistant attorney general for South Dakota Department of Transportation, and our outside legal counsel. Venessa D. Green is the chief financial officer and began her career with NAU in December 2004. Ms. Green has also served as an adjunct faculty member of NAU since December 2006 teaching in both the undergraduate and graduate disciplines. Ms. Green is a licensed certified public accountant in the State of South Dakota and has been a member of the American Institute of Certified Public Accountants and the South Dakota Certified Public Accountant Society since 2007. Michaelle J. Holland is the president of campus operations. Ms. Holland began her career at NAU in 1991, left NAU to work for Lincoln School of Commerce as its campus president from 1999 to 2002, and then returned to NAU in June 2002. Dr. Robert A. Paxton was appointed to the president of online learning operations in January 2009. From January 1995 to August 2008, Dr. Paxton served as president of Iowa Central Community College. Dr. Paxton served as vice president of instruction of Cowley County Community College and Area Vocational-Technical School, Arkansas City, Kansas, from June 1990 to December 1994 and as dean of student services from July 1988 to June 1990. Scott E. Toothman was appointed as vice president of institutional support for NAU in February 2010. From February 2004 to February 2010, Mr. Toothman was the director for NAU’s Ellsworth Air Force Base extension. From September 2002 to February 2004, he served as an instructor for NAU. Michael Buckingham was appointed president of our real estate operations in November 2009. Mr. Buckingham oversees the maintenance of all the facilities in the NAU system, as well as properties being developed by our real estate operations. Mr. Buckingham served as corporate vice president of Dlorah from 1992, and the president of Dlorah’s real estate operations from 1988, until the closing of the Dlorah merger.

Business Development and Expansion

Our expansion of academic program offerings has contributed to our growth. In response to workforce and student demand, we have expanded our undergraduate healthcare-related programming and our graduate programs in business and management. More than 15 new academic programs have been implemented since 2009, including: business administration programs with emphasis in entrepreneurship, supply chain management, and tourism and hospitality management; information technology programs with emphasis in computer security and forensics and database administration; and allied health programs in clinical laboratory technician, invasive cardiovascular technology, and occupational therapy assistant. Our new program offerings typically build on existing programs and incorporate additional specialized courses, which offer students the opportunity to pursue programs that address their specific educational objectives while allowing us to expand our program offerings with modest incremental investment.

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

We began offering academic degree and diploma programs online in 1998, through what we refer to as our online campus. We were one of the first regionally accredited universities to be approved by the HLC to offer full degree programs under an Internet-based delivery methodology. We have invested heavily in the creation and evolution of a sophisticated and reliable online delivery system. The online campus has grown as an organizational structure, providing a scope of service consistent with the university’s other campuses. Careful consideration was afforded to preserving the student-centered philosophy of the university while capitalizing on the technological advancements in online delivery. The organization of the online campus continues to evolve in response to increasing enrollment and the expanding sphere of quality services available to our students.

Recognizing the current and future impact of globalization on higher education, we have worked actively to enroll international students. During the late 1990s, we started developing international affiliations with foreign colleges and universities. Such affiliations provide students from other countries the opportunity to study at universities in the United States to complete their studies. Many academically capable and motivated students from foreign countries desire to take coursework at American colleges or universities but are not able to do so for various reasons, including inadequate financial resources, family and work obligations in their home countries and immigration restrictions. To meet the needs of these students, we have developed relationships with foreign colleges and universities to offer their students an option to combine the curricula of their home country institution with our curricula offered through our online distance learning program so that those students can remain in their home country and attend a local college or university while taking courses offered by an accredited American university, without having to travel to the United States. We currently have affiliations with educational institutions in Bolivia, Paraguay and Greece.

Growth Strategies

Expand academic program offerings. We continue to focus on offering a variety of in-demand degree programs in multiple locations and delivery formats. On all levels, we consider changes in student demographics, demand for degree programs and employment outlook in our business development decision-making processes. Our planning process includes long-range planning, feasibility studies, market research and a variety of other research projects involving changing job markets. In that regard, we continue to focus on addressing current societal and economic trends and engaging in appropriate analysis and planning for the programs and markets we seek to develop. Our new program offerings typically build on existing programs and incorporate additional specialized courses, which offer students the opportunity to pursue programs that address their specific educational objectives while allowing us to expand our program offerings with modest incremental investment.

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

Increase enrollment in existing academic programs. We will continue focusing on increasing enrollment in our core academic programs by continuing to refine our marketing and recruiting efforts to identify, enroll and retain students seeking degrees or diplomas in the academic programs we offer. We also will continue focusing on retaining students, so they may achieve their educational goals. We believe that the depth and quality of our existing core programs will provide ample opportunity for additional growth.

Continue to expand our physical presence. We will continue expanding the number of educational sites and increasing the overall size of our educational sites, as needed and in response to market demand, to support growing academic programs, such as nursing.

Expand relationships with private sector and government employers. We will seek additional relationships with healthcare systems, businesses and other employers, including governmental and military employers, through which we can market our program offerings to their respective employees. In that effort, we have established a national account with CuNet, a company consisting of professionals with significant sales and marketing experience that seeks to develop strategic relationships on a regional, national and international basis. These relationships provide enrollment opportunities for the university’s programs, build recognition among employers in our core disciplines and enable us to identify new degree and diploma programs that are in demand by students and employers.

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

Continue to expand affiliations with other educational institutions. We will continue seeking to expand the number of affiliations with other educational institutions to provide online program services. These services can meet the needs of other institutions while providing additional sources of revenue.

Pursue strategic acquisitions. We will consider acquisitions of educational institutions with the potential for program replication, new areas of study, new markets with attractive growth opportunities, further expansion of our online delivery capability and advanced degree programs.

Accreditation and Program Approvals

The quality of our academic programs is evidenced by our institutional and program-specific accreditations and approvals. We received initial accreditation from the HLC in 1985. Since then, we have continued to grow and expand by obtaining HLC approval for new geographic sites and graduate degree programs, and by expanding program delivery in international locations in cooperation with in-country institutions of higher learning.

In addition to institution-wide accreditation, numerous specialized commissions accredit or approve specific programs or schools, particularly in healthcare and professional fields. Accreditation or approval of specific programs by one of these specialized commissions signifies that those programs have met the additional standards of those agencies. For a list of our institutional and specialized or programmatic accreditation see “Regulatory Matters — Accreditation.”

We are approved for veteran’s training and for administering various educational programs sponsored by federal and state agencies, such as the Bureau of Indian Affairs, the Social Security Administration and various state rehabilitation services.

Programs and Areas of Study

We offer Master of Business Administration, Master of Management, Master of Science in Nursing, Bachelor of Science, Associate of Applied Science and Associate of Science degrees, with a variety of program options leading to each of these degrees. Many of the degree programs offer the opportunity to focus on one or more emphasis areas. We also offer diploma programs consisting of a series of courses focused on a particular area of study for students seeking to enhance their skills and knowledge in the areas of computer support specialist, healthcare coding, MCITP network management, network and server administrator, therapeutic massage, and veterinary assisting.

As of May 31, 2013, we offered the following degree and diploma programs:

Graduate Degrees

Master of Business Administration

Master of Management

Master of Science in Nursing

Bachelor’s Degrees

Accounting

Business Administration

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

•   Emphasis in Database Administration

•   Emphasis in Internet Systems Development

•   Emphasis in Management Information Systems

•   Emphasis in Network Administration/Microsoft

•   Emphasis in Network Management/Microsoft

Licensed Practical Nursing to Bachelor of Science in Nursing

Management

Bachelor of Science in Nursing

Registered Nurse to Bachelor of Science in Nursing Organizational Leadership

Paralegal Studies

Associate Degrees

Accounting

Applied Information Technology

Business Administration

Business Logistics

Clinical Laboratory Technician

Computer Security

Criminal Justice

Electronic Health Record Support Specialist

Health and Beauty Management

Health Information Technology

Information Technology

Invasive Cardiovascular Technology

Management

Medical Administrative Assistant

Medical Assisting

Medical Staff Services Management

Occupational Therapy Assistant

Associate of Science in Nursing

Paralegal Studies

Pharmacy Technician

Small Business Management

Therapeutic Massage

Veterinary Technology

Diplomas

Computer Support Specialist

Healthcare Coding

MCITP Network Management

Network and Server Administrator

Therapeutic Massage

Veterinary Assisting

As an extension of our mission and historical foundation of offering business and business related programming, we began offering our Master of Business Administration, or MBA, program at the Rapid City campus in 2000. We expanded the MBA program through online delivery upon HLC approval in 2001. In 2004, we received HLC approval to offer the MBA program through our Best of Both Worlds-Instructional Delivery Platform™ program format in Bolivia, United Arab Emirates, and Chile. In 2006, we received HLC approval to offer the Master of Management degree. In 2009, we received HLC approval to offer a Master of Science in Nursing degree program. We continue to look for opportunities to expand our graduate programming.

We are seeking to expand our programming in healthcare-related fields. Our undergraduate healthcare management program and Master of Management degree with emphasis in healthcare administration were developed to meet the healthcare industry’s need for healthcare professionals with strong business and management skills. We offer an Associate of Science in Nursing degree at our Zona Rosa, Missouri; and Denver, Colorado campuses. In addition, we offer an LPN to BSN program at our Overland Park and Wichita education sites and the Bachelor of Science in Nursing at our Albuquerque, New Mexico; Bloomington, Minnesota; and Sioux Falls and Rapid City, South Dakota, educational sites to respond to the growing nationwide shortage of qualified nurses. We plan to offer additional Bachelor of Science in Nursing degrees at the Austin, Texas educational sites over the next several years. An online Registered Nurse to Bachelor of Science in Nursing program is offered through the distance learning campus. We have also developed an Associate of Applied Science in Clinical Laboratory Technician program at our Zona Rosa, Missouri site to meet the growing demand of clinical laboratory technicians performing tests to aid physicians in diagnosing and treating patients. Associate of Applied Science programs in Occupational Therapy Assistant at the Denver, Colorado, and Independence, Missouri locations, and Invasive Cardiovascular Technology at the Austin, Texas location have also been added to meet healthcare needs. Additional allied health programs at the associate degree level are offered throughout the university based on local demand and workforce needs. With the expansion of undergraduate enrollment in healthcare-related programs and the emerging demand observed from our alumni and other constituencies, we plan to expand our healthcare-related graduate programs. The burgeoning national need for master’s qualified nursing administrators and nursing faculty, along with our experience in developing and delivering nursing programs at the associate and bachelor’s degree levels, led us to develop a Master of Science in Nursing degree, which was approved by the HLC in 2009.

Third-Party Relationships

Collaborations

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

We also collaborate with a number of local and national entities to provide educational programs that they desire. Examples of these collaborations include military memoranda of understanding and governmental and educational alliances. Among these alliances is our affiliation with the Serviceman’s Opportunity College, which was developed in response to the special needs of adult continuing education for people in the armed forces.

Affiliations

We have utilized our expertise in curricula and online education technology to develop affiliations with a number of higher education institutions to develop and deliver online courses and programming for their students. We provide courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own online curriculum for their students. We do not share revenues with these institutions, but charge fees for our services, enabling us to generate additional revenue by leveraging our current online program infrastructure. In addition, we have used our online education experience to create Our Best of Both Worlds—Instructional Delivery Platform™ that provides students from certain foreign educational institutions an option to combine the curricula of their home country institution with our curricula. Under this blended instructional option, the host university facilitators work closely with our online faculty and staff providing students with additional resources. Currently, we have affiliations with institutions in Bolivia and Greece. Through these affiliations, students are able to remain in their home country and attend a local college or university while studying to earn a degree from an accredited American university.

Associate to Bachelor’s Degree Completion Program

Our associate to bachelor’s degree completion programs, also called the 2 + 2 degree completion programs in management and information technology, are based on strategic affiliations with various higher education institutions in the United States. These programs allow students with an associate degree to transfer into these bachelor’s degree programs and into the next phase of their educational goals.

Educational Sites

Our main educational site, online campus and central administration building are located in Rapid City, South Dakota. We lease the central administration building and all of our educational sites from third parties.

As of May 31, 2013, we operated in the following locations:

State	Address	Approximate Size
Colorado:	8242 S. University Blvd., Suite 100	4,600 sq. ft.
Centennial, CO 80122-3178

	1079 Space Center Dr.	5,500 sq. ft
Colorado Springs, CO 80915-3612

	1915 Jamboree Dr., Suite 185	9,300 sq. ft.
Colorado Springs, CO 80920-5378

	1325 S. Colorado Blvd. Suite 100	17,900 sq. ft.
Denver, CO 80222-3308

Indiana:	3600 Woodview Trace Indianapolis, IN 46268-3167	16,375 sq. ft.

Kansas:	10310 Mastin St.	25,500 sq. ft.
Overland Park, KS 66212-5451

	7309 E. 21st St., Suite G-40	10,100 sq. ft.
Wichita, KS 67206-1179

	8428 W. 13th St. N., Suite 120	6,600 sq. ft.
Wichita, KS 67212-2980

Minnesota:	7801 Metro Parkway, Suite 200	20,400 sq. ft.
Bloomington, MN 55425-1536

	6200 Shingle Creek Parkway, Suite 130	14,300 sq. ft.
Brooklyn Center, MN 55430-2131

	1550 Highway 36 W Roseville, MN 55113-4035	14,800 sq. ft.

	3906 E Frontage Rd. NW Rochester, MN 55901-0108	7,150 sq. ft.

	10901 Red Circle Dr., Suite 150	5,200 sq. ft.
Minnetonka, MN 55343-4545

	513 W. Travelers Trail	6,000 sq. ft.
Burnsville, MN 55337-2548

Missouri:	3620 Arrowhead Ave.	18,300 sq. ft.
Independence, MO 64057-1791

	7490 NW 87th St.	16,700 sq. ft.
Kansas City, MO 64153-1934

	401 N. Murray Rd.	7,000 sq. ft.
Lee’s Summit, MO 64081-1425

	1030 Wolfrum Rd.	8,000 sq. ft.
Weldon Spring, MO 63304-7795

Nebraska:	3604 Summit Plaza Dr.	9,500 sq. ft.
Bellevue, NE 68123-1065

New Mexico:	4775 Indian School Rd. NE, Suite 200	24,400 sq. ft.
Albuquerque, NM 87110-3976

	10131 Coors Blvd., NW STE I-01	6,200 sq. ft.
Albuquerque, NM 87114-4045

Oklahoma:	8040 S. Sheridan Rd.	8,600 sq. ft.
Tulsa, OK 74133-8945

Oregon:	13333 SW 68th Parkway Tigard, OR 97223-8304	14,400 sq. ft.

South Dakota:	5301 S. Highway 16	99,600 sq. ft.
Rapid City, SD

	1000 Ellsworth St., Suite 2400	6,700 sq. ft.
Ellsworth AFB, SD 57706-4943

	5801 S. Corporate	22,400 sq. ft.
Sioux Falls, SD 57108-5027

	925 29th St. SE	4,700 sq. ft.
Watertown, SD 57201-9123

Texas:	13801 Burnet Rd., Suite 300 Austin, TX 78727-1281	20,400 sq. ft.

	6836 Austin Center Blvd, Suite 270 * Austin, TX	10,300 sq. ft.

	1101 Central Expressway S., Suite 100 ** Allen, TX 75013-8062	4,400 sq. ft.

	1015 West University Ave. Suite 700 Georgetown, TX 78628-5355	7,170 sq. ft.

	300 N. Coit Road, Suite 225 Richardson, TX 75080-5400	4,700 sq. ft.

	475 State Highway 121 By-pass, Suite 150	5,500 sq. ft.
Lewisville, TX 75067-8193

	18600 LBJ Freeway	16,800 sq. ft.
Mesquite, TX 75150-5628

	6800 Westgate Blvd., Suite 101 Austin, TX 78745-4868	6,300 sq. ft.

	11757 Katy Freeway, Suite 230 ** Houston, TX 77079-1744	3,007 sq. ft.

* -	locations that are pending regulatory approval
** -	online learning call centers

Our on-site programs not only offer students, faculty and staff an opportunity to participate in a more traditional college experience, but also provide online students, faculty and staff with a sense of connection to the university.

Faculty and Other Employees

Our faculty includes full-time faculty members, and adjunct campus-based and online faculty members. As of May 31, 2013, the university employed approximately 82 full-time and 534 part-time faculty members. Approximately 74% of our current faculty members hold a master’s degree in their respective field and approximately 21% of our faculty members hold a doctoral degree.

We follow a specific process for hiring faculty in accordance with published standards for faculty members based on state regulations, HLC requirements and specialized standards.

We recruit qualified faculty through postings on the university’s website, as well as placement of advertisements in local and national media. We review official transcripts to validate academic qualifications and faculty vitae to verify academic preparation consistent with the university’s qualification guidelines, as well as engagement in relevant professional activities.

We recognize that most efforts to train, evaluate and recognize faculty members must originate at the individual campus level. All faculty members complete an online faculty orientation, coordinated by the system academics office, which consists of seven modules addressing the university’s mission and core values, the instructor’s role at the university, learning concepts and theories, good practices in teaching and assessment, classroom management, and accreditation standards and regulatory requirements related to academics. Regularly scheduled webinars are also available for faculty development each quarter. In addition, the campus academic deans are responsible for local orientation and in-service programs for faculty, schedules for faculty appraisal, promotions and merit increase recommendations, as well as formal and informal efforts to retain faculty members. The system academics office and the campus academic deans establish and uphold the university’s policies and practices for faculty appraisal. We provide ongoing and meaningful feedback on individual performance to our faculty members for their professional growth and for the continued advancement of the university.

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

In addition to our faculty, as of May 31, 2013, we employed 1,018 staff and administrative personnel in university services, academic advising and support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with the university.

Marketing, Recruitment and Retention

Marketing. We engage in a range of activities designed to generate awareness among prospective students. Such activities include building strong brand recognition, differentiating us from other educational institutions and stimulating student and alumni referrals. Our online marketing focuses on working adults interested in program quality, convenience and career advancement goals. Our on-campus marketing focuses on traditional college students and working adults seeking a high quality education in a traditional college setting. In marketing our programs we emphasize the quality of the technical and professional degree programs offered by the university.

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

Applicants to the university’s graduate programs must have an undergraduate degree from an accredited institution of higher learning in the United States or from an international institution of higher learning recognized by the ministry of education or other appropriate government agency, and

•	a minimum grade point average of 2.75 achieved for all undergraduate work or

•	a minimum grade point average of 2.9 achieved for the last one-half of the credits earned toward a Bachelor’s degree; or

•	a minimum grade point average of 3.0 in two or more graduate level courses taken at a regionally accredited institution of higher learning or recognized foreign equivalent.

Undergraduate applicants must have graduated from a recognized high school (or the Department of Education accepted equivalent) or submit an official transcript from an accredited higher education institution in the United States indicating completion of a postsecondary education program of at least two years that is acceptable for full credit toward a Bachelor’s degree, with a minimum cumulative grade point average of 2.0.

Enrollment

We have increased our enrollment from approximately 11,220 students as of May 31, 2012, to approximately 11,470 students as of May 31, 2013, representing an annual growth rate of approximately 2.2%. As of May 31, 2013, we had 6,790 students enrolled in our online programs, 2,661 students enrolled on-campus, and 2,021 students enrolled through our hybrid learning centers. The average age of our students is approximately 34 years.

The following is a summary of our student enrollment at May 31, 2013, and May 31, 2012, by degree type and by instructional delivery method:

	May 31, 2013		May 31, 2012
	No. of Students	% of Total	No. of Students	% of Total
Graduate	397	3.5%	392	3.5%
Undergraduate and Diploma	11,075	96.5%	10,829	96.5%

Total	11,472	100.0%	11,221	100.0%

	May 31, 2013		May 31, 2012
	No. of Students	% of Total	No. of Students	% of Total
Online	6,790	59.2%	6,230	55.5%
On-Campus	2,661	23.2%	3,029	27.0%
Hybrid	2,021	17.6%	1,962	17.5%

Total	11,472	100.0%	11,221	100.0%

Tuition and Fees

Our tuition rates vary by educational site. Total tuition varies based upon several factors, including the number of credit hours for each program, the degree level of the program, and geographic location.

Our students finance their education through a variety of sources, including government sponsored financial aid, private and NAU provided scholarships, employer provided tuition assistance, veteran’s benefits, private loans and cash payments. A substantial portion of our students rely on funds received under various government sponsored student financial aid programs, predominately Title IV programs. In the fiscal years ended May 31, 2013, 2012, and 2011, approximately 89.7%, 84.7%, and 78.9%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs.

We have a refund policy for tuition and fees based upon quarter start dates. If a student drops or withdraws from a course during the first week of classes, 100% of the charges for tuition and fees are refunded. While beyond the first week but during the first 60% of scheduled classes the percentage of tuition charges refunded for a student who totally withdraws from NAU is based on a daily proration based on a percent of the term completed thru the last day of attendance (LDA)**. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Fees charged include specialty and program fees ranging from $45 to $410, depending on the program. A $75 administrative fee is assessed against each prorated refund. A refund minus a $75 administrative fee is made within 45 days of the day the student’s withdrawal is determined. If the student was a financial aid recipient, federal regulations establish a methodology for determining the amount of Title IV funds that must be returned to the financial aid programs for students not completing 60% of the enrollment period.

**Those students attending in the state of Oregon will receive a prorated refund based on the LDA in each class.

Technology Systems

We remain focused on leveraging the use of technology to increase efficiencies in our academic programs and our general administrative operations. This commitment requires not only institutional budget expenditures, but also orientation and training in the use of this technology.

To service our online teaching we utilize Desire2LearnTM, or D2L, an Internet-based learning management system. The features of this product include content display and organization, synchronous and asynchronous chat, private messaging, quizzing, student surveys and assignment submission and student tracking and grading. The system is used to present online courses to both domestic and international students.

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

Intellectual Property

We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect our proprietary rights. Through our extensive development of electronic instructional materials, on-campus and online courseware and related processes, we continue to accumulate intellectual property that has provided the basis for improving quality of instruction, programs and services to our students.

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

We publish intellectual property policies in our faculty handbook and our employee handbook that outline the ownership of creative works and inventions produced by employees within the scope of their employment, compliance with copyright law and the use of our copyrighted materials. When we hire content experts to develop curriculum, we require them to execute our standard agreement to confirm that all materials created under the scope of the work become our exclusive intellectual property. These agreements also require the content experts to comply with all laws related to copyright and the use of copyrighted materials.

Real Estate Operations

Our real estate operations conduct business through various projects and associations, including Fairway Hills I and II, Park West, Vista Park, Fairway Hills Park and Recreational Association, the Vista Park Homeowners’ Association and the Park West Homeowners’ Association. Fairway Hills I and Fairway Hills II are apartment buildings consisting of a total of 52 rental apartments of which 100% were leased as of May 31, 2013. Park West consists of 48 apartment units and is owned by a partnership that is 50% owned by us and 50% owned by members of the Buckingham family (including Robert Buckingham, chairman of our board of directors, and his siblings and the spouses and estates of his siblings). Park West apartment units are being converted to, and sold as, condominiums. While the conversion of the Park West building is not yet complete, as of May 31, 2013, 6 of the 48 available units in Park West have been sold. Currently, prices for Park West condominium units start at $139,000.

In addition, in 2008, we began construction of a condominium development called Vista Park. Fairway Hills completed construction of a 24-unit condominium complex known as Vista Park Phase I by May 31, 2010 and has sold 10 of the available units. Prices for Vista Park condominium units start at $149,000. We currently have plans to build three additional condominium complexes (Phases II, III and IV) in Vista Park, but construction of these additional phases is not expected to begin until after the sale of a substantial number of the currently available condominiums in Vista Park Phase I. In total, and upon completion of all four phases of development, the Vista Park condominium complexes would consist of 96 condominium units.

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

Environmental

Our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. If we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur costs for clean-up, damages, and fines or penalties.

Compliance with Applicable Laws

We strive to comply with applicable federal, state, and local laws and regulations. We have a designated university compliance officer and maintain an institutional compliance program that has:

•	A university compliance committee made up of representatives of departments and chaired by the university compliance officer;

•	Monitors compliance and, when gaps or violations occur, develops responses to correct deficiencies in a timely manner; and

•	Communicates institutional principles designed to deter wrongdoing and to promote ethical conduct.

   Further, audits are periodically conducted to ensure compliance with applicable laws, including the following:

•	Federal Title IV student financial assistance program compliance attestation examinations are conducted annually to determine compliance and to identify any deficiencies requiring correction;

•	An audit of 401(k) retirement plans is conducted annually for compliance with applicable laws and fiduciary duties; and

•	Annual financial statements and our internal controls over financial reporting are audited by an independent auditor.

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

As an institution of higher education that grants degrees and diplomas, we must comply with the requirements of state education authorities. In addition, to participate in the federal programs of student financial assistance for our students, we are required to be accredited by an accrediting commission recognized by the Department of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting commission and the stated aims and purposes of the institution. The Higher Education Act requires accrediting commissions recognized by the Department of Education to review and monitor many aspects of an institution’s operations and to take appropriate action if the institution fails to meet the accrediting commission’s standards.

Our operations are also subject to regulation by the Department of Education due to our participation in Title IV programs. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education and be certified as an eligible institution by the Department of Education. Prior to July 1, 2010, Title IV programs included educational loans provided directly by the federal government, grant programs for students with demonstrated financial need, and educational loans issued by private banks with below-market interest rates that were guaranteed by the federal government in the event of a student’s default on repayment of the loan. As of July 1, 2010, all educational loans under title IV are provided directly by the federal government.

We plan and implement our business activities to comply with the standards of these regulatory agencies. Our chief executive officer, chief financial officer, and chief operations officer also provide oversight designed to ensure that we meet the requirements of this regulatory environment.

State Authorization and Regulation

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

In addition, several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the current requirements of the state education agency in these states, and in other states we have approvals as we have determined necessary in connection with our marketing and recruiting activities. We review the licensure requirements of other states to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the applicable state education agency and submit additional applications for licensure or authorization when necessary. We are required by the Higher Education Act to be authorized by applicable state educational agencies in South Dakota and other states where we are located to participate in Title IV programs. See “Regulatory Matters – Regulation of Federal Student Financial Aid Programs – State Authorization.” We do not believe that any of the states in which we are currently licensed or authorized, other than South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon and Texas, are individually material to our operations. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, or in a state where we are required to maintain authorization for online education activities, we would also lose Title IV eligibility in that state. If we are found not to be in compliance with state requirements for online learning, and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state and may have to cease providing educational programs to students in that state or may be subject to other sanctions, including fines or penalties. Compliance with these new and changing laws, regulations or interpretations related to state authorization and offering programs via online delivery could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect enrollments, revenues and our business.

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

Many states also require that graduates pass a state test or examination as a prerequisite to becoming certified in certain fields, such as nursing. Many states also may require a criminal background clearance before granting certain professional licensures or certifications. Our catalog informs students that it is incumbent upon the student to verify whether a specific criminal background clearance is required in their field of study prior to beginning course work.

Accreditation

We have been institutionally accredited since 1985 by the HLC, a regional accrediting commission recognized by the Department of Education. Our accreditation was last reaffirmed in 2008 for the maximum term of 10 years as part of a regularly scheduled reaffirmation process. In May 2010, a three-person team from the HLC visited the university’s central administration offices in Rapid City, South Dakota, in response to the university’s change of control request in connection with the November 2009 merger with Camden. The change of control request was approved with a visit scheduled in 2014-15. Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas, including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources and financial stability. To be recognized by the Department of Education, accrediting commissions must comply with Department of Education regulations, which require, among other things, that accrediting agencies adopt specific standards for their review of educational institutions, conduct peer review evaluations of institutions and publicly designate those institutions that meet their criteria. An accredited school is subject to periodic review by its accrediting commissions to determine whether it continues to meet the performance, integrity and quality required for accreditation.

There are six regional accrediting commissions recognized by the Department of Education, each with a specified geographic scope of coverage, which together cover the entire United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six regional accrediting commissions. The HLC, which accredits us, is the same regional accrediting commission that accredits other degree-granting public and private colleges and universities in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, West Virginia, Wisconsin and Wyoming.

Accreditation by the HLC is important to us for several reasons, one being that it enables our students to receive Title IV financial aid. Other colleges and universities depend, in part, on an institution’s accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs consider accreditation as assurance that an institution maintains quality educational standards. If we fail to satisfy the standards of the HLC, we could lose our accreditation by that agency, which would cause us to lose our eligibility to participate in Title IV programs.

The reauthorization of the Higher Education Act in 2008, and Department of Education regulations that became effective July 1, 2010, require accrediting commissions to monitor the growth of institutions that they accredit. The HLC requires all affiliated institutions, including us, to complete an annual data report. If the non-financial data, particularly enrollment information, and any other information submitted by the institution indicate problems, rapid change or significant growth, the HLC staff may require that the institution address any concerns arising from the data report in the next self-study and visit process or may recommend additional monitoring. In addition, the Department of Education regulations that became effective July 1, 2010 require the HLC to notify the Department of Education if an institution accredited by the HLC that offers distance learning programs, such as us, experiences an increase in its headcount enrollment of 50% or more in any fiscal year. The Department of Education may consider that information in connection with its own regulatory oversight activities.

In December 2009, the Department of Education Office of Inspector General, (“Office of Inspector General”), issued an “Alert Memorandum,” calling into question the HLC’s compliance with the applicable Department of Education regulations related to the HLC’s status as recognized by the Department of Education. This matter was not formally resolved and we cannot speculate as to the impact on us or other institutions accredited by the HLC if the HLC’s recognition as an accrediting commission were to be limited, suspended, or terminated by the Department of Education.

In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the HLC at the institutional level, we also had the following specialized accreditations as of May 31, 2013:

Specialized or Programmatic Accreditation	Accrediting Body

Selected Business Degree Programs (Associate of Applied Science, Bachelor of Science, Master of Management, Master of Business Administration degrees)	International Assembly for Collegiate Business Education

Health Information Technology (online program)	Commission on Accreditation for Health Informatics and Information Management

Medical Assisting (Albuquerque, New Mexico; Bloomington, Minnesota; Colorado Springs, Colorado; Denver, Colorado; Independence, Missouri; Kansas City (Zona Rosa), Missouri; Overland Park, Kansas; Wichita, Kansas; Roseville, Minnesota; Sioux Falls, South Dakota, campuses)	Commission on Accreditation of Allied Health Education Programs on the recommendation of the Medical Assisting Education Review Board

Pharmacy Technician (Bloomington, Minnesota; Brooklyn Center, Minnesota; Roseville, Minnesota; Sioux Falls, South Dakota campuses)	American Society of Health-System Pharmacists

Veterinary Technology (Rapid City, South Dakota campus)	Committee on Veterinary Technician Education and Activities

Associate of Science Nursing Program (Kansas City (Zona Rosa), Missouri campus)	Missouri Board of Nursing Full Approval

Associate of Science Nursing Program (Denver, Colorado campus)	Colorado Board of Nursing Full Approval

Bachelor of Science in Nursing Program (Albuquerque, New Mexico campus)	New Mexico Board of Nursing Initial Approval

Bachelor of Science in Nursing Program (Bloomington, Minnesota campus)	Minnesota Board of Nursing Approval

Bachelor of Science in Nursing Program (Rapid City, South Dakota; Sioux Falls, South Dakota campuses)	South Dakota Board of Nursing Interim Approval

Bachelor of Science in Nursing and Licensed Practical Nurse Bridge to Bachelor of Science in Nursing Program (Overland Park, Kansas; Wichita West campuses)	Kansas State Board of Nursing Initial Approval

Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning)	South Dakota Board of Nursing Approval

Associate of Science in Nursing Program (Kansas City (Zona Rosa), Missouri campus)	Accreditation Commission for Education in Nursing(former National League for Nursing Accrediting Commission) Initial Approval

Bachelor of Science in Nursing Program (all NAU campuses that listed above – Albuquerque, Bloomington, Overland Park, Rapid City, Sioux Falls, and Wichita West campuses)	Commission on Collegiate Nursing Education Initial Accreditation

Licensed Practical Nurse Bridge to Bachelor of Science in Nursing Program (Overland Park, Kansas; Wichita West campuses)	Commission on Collegiate Nursing Education Initial Accreditation

Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning)	Commission on Collegiate Nursing Education Initial Accreditation

Online Master of Science in Nursing Program (Distance Learning)	Commission on Collegiate Nursing Education Initial Accreditation

The Standing Committee on Paralegals of the American Bar Association has approved our paralegal studies program offered at the Rapid City and Sioux Falls, South Dakota campuses

If we fail to satisfy the standards of any of these specialized accrediting commissions, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs.

Regulation of Federal Student Financial Aid Programs

To be eligible to participate in Title IV programs, an institution must comply with specific requirements contained in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state or states in which it is physically located (in our case, South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon and Texas) and maintain institutional accreditation by an accrediting commission recognized by the Department of Education.

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

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action and Changes in Department of Education Regulations. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years, and the most recent reauthorization occurred in August 2008. In addition, Congress must determine funding levels for Title IV programs on an annual basis and can change the laws governing Title IV programs at any time. For example, on June 14, 2012, the U.S. Senate Committee on Appropriations passed legislation that, if ultimately enacted into law, would prohibit postsecondary educational institutions, including us, from using federal funds for marketing, advertising and recruiting expenses. Apart from Title IV programs, eligible veterans and military personnel may receive educational benefits for the pursuit of higher education. A reduction in federal funding levels for Title IV programs, or for programs providing educational benefits to veterans and military personnel, could reduce the ability of some students to finance their education. Any action by Congress that significantly reduces Title IV program funding or the ability of our students to participate in Title IV programs could have a material effect on our enrollments, business, financial condition and results of operations. Congressional action also may require us to modify our practices in ways that could increase administrative costs and reduce profit margins, which could have a material effect on our business, financial condition and results of operations. In recent years, Congress has placed increased focus, including by holding hearings and releasing reports, on the role that for-profit educational institutions play in higher education. The Government Accountability Office (the “GAO”) also has undertaken a review of various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. These hearings and the GAO review are not formally related to any rulemaking by the Department of Education, but could lead to new or additional regulatory focus on proprietary educational institutions.

In August 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate (the “HELP Committee”) also requested information from 30 proprietary educational institutions, including NAU. The request sought information to more accurately understand how we use federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV funds and manage compliance with the requirement that no more than 90% of revenues come from Title IV funds. The request also sought an understanding of the number of students who complete or graduate from programs offered by us, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window.

Based on the information provided by proprietary educational institutions, including NAU, in response to the HELP Committee’s request, the HELP Committee released an initial report entitled “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” On July 30, 2012, Chairman Tom Harkin and the Majority Staff of the HELP Committee released a report entitled “For-Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” While stating that proprietary educational institutions play an important role in higher education and should be well equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary education population, the report was highly critical of these institutions. The findings and recommendations contained in this report could negatively impact our reputation and materially affect our business.

Congress and the executive branch have also focused on educational benefits for military personnel and veterans. On December 8, 2010, Senator Harkin’s staff released a memorandum entitled “Benefitting Whom? For-Profit Education Companies and the Growth of Military Educational Benefits.” On May 19, 2011, Senator Harkin spoke on the Senate floor regarding marketing practices employed by for-profit colleges with respect to veterans. In September 2011, a subcommittee of the U.S. Senate Homeland Security and Government Affairs Committee conducted hearings covering the quality of education provided by proprietary institutions and treatment of educational benefits for military personnel for purposes of the 90/10 Rule (described below) on institutional eligibility for Title IV programs. On April 27, 2012, in response to alleged abusive recruiting practices by for-profit institutions, President Obama signed an executive order aimed at providing military personnel, veterans and their family members with the resources they need to make an informed decision about their educational prospects and other protections (the “Executive Order”). The Executive Order requires the Department of Education, the Department of Defense and the Department of Veterans Affairs to establish and implement “Principles of Excellence” to apply to educational institutions receiving funding from federal military and veterans educational benefits programs. The goals of the “Principles of Excellence” are broadly stated in the Executive Order and relate to disclosures on costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. Educational institutions were required to indicate whether or not they intend to comply with these Principles of Excellence by response to the Department of Veterans Affairs. NAU responded that we intend to comply with the Principles of Excellence, as veterans and service members are valued constituencies within our student and prospective student populations. Also, on May 16, 2012, the U.S. House Veterans’ Affairs Subcommittee on Economic Opportunity conducted a hearing focusing on the Executive Order and on recruitment of veterans and active duty military personnel. Additional hearings in the future by these committees may continue to increase Congressional focus on for-profit educational institutions. We cannot predict whether, or the extent to which, these hearings and review will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially affected.

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

On June 13, 2011, the Department of Education published final regulations defining the meaning of “gainful employment” for the purpose of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation, which were to be effective on July 1, 2012 (the “Gainful Employment Rule”). As described below, the Gainful Employment Rule is not presently in effect, although the Department of Education has announced its intent to begin a new negotiated rulemaking process on the topic of gainful employment.

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

Under the Final Rules, institutions unable to obtain state authorization in a state under the above requirements were permitted to request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. The Department of Education has subsequently provided for an additional one-year extension to July 1, 2014. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.

We operate physical facilities offering educational programs in South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, and Texas. In each of these states, we maintain the required authorizations to offer our educational programs under state law. With respect to New Mexico, we are currently exempt under state law from a requirement to be licensed by the New Mexico Higher Education Department because of our regional accreditation by the HLC. However, in order to comply with the Final Rules, we have voluntarily submitted an application for licensure to the New Mexico Higher Education Department which remains pending as of this date.

Where required under applicable law, these authorizations from state educational agencies are very important to us. To maintain requisite state authorizations, we are required to continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. Failure to comply with applicable requirements of the state educational agencies in South Dakota, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma and Texas could result in us losing our authorization to offer educational programs in those states. If that were to occur, the applicable state educational agency could force us to cease operations in that state. Even if the applicable state educational agency does not require the university to cease operations on an immediate basis, the loss of authorization by the state educational agency in such state would then cause our campuses in such state to lose eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state. Alternatively, the state educational licensing agencies could restrict our ability to offer certain degree programs. Additionally, if the Department of Education were to determine that our authorizations in South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon and Texas did not satisfy the state authorization requirements of the Final Rules, the campuses in the relevant states could lose their eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state.

The Final Rules also included a requirement that an institution meet any state authorization requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction as a condition of awarding Title IV funds to students in that state. In July 2011, a Federal District Court issued an order vacating the regulation, which was sustained in June 2012 by the United States Court of Appeals for the District of Columbia Circuit. As described below, on April 16, 2013, the Department of Education published a Notice of Proposed Rulemaking (“NPRM”) on several matters, including state authorization for programs offered through distance education or correspondence education. We therefore cannot predict with any certainty the impact of this rulemaking or any future regulation. Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained approvals or exemptions, or are currently in the process of obtaining such approvals or exemptions, that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose state licensure or authorization by that state, which could prohibit us from recruiting prospective students or offering services to current students in that state. We could also be subject to other sanctions, including restrictions on activities in that state, fines and penalties. We review the licensure requirements of other states when we believe that it is appropriate to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies. New laws, regulations or interpretations related to offering educational programs online could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect our enrollments and revenues and have a material effect on our business.

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

Gainful Employment. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detail. In 2011, the Department of Education adopted a definition of “gainful employment” using two metrics, one based on debt-to-income ratios and the other based on repayment rates. On June 30, 2012, one day before these standards were scheduled to take effect, a Federal District Court vacated the Gainful Employment Rule, finding that the loan repayment rate aspect of the regulations was arbitrary and capricious. As a result, the Gainful Employment Rule is not presently in effect. The court did find, however, that the Department of Education possesses statutory authority to define “gainful employment” by regulation and to develop specific metrics as part of such regulations. Although the court vacated the debt measures aspect of the regulation, including the loan repayment and debt-to-income metrics, as well as the related institutional reporting requirements and the new program approval regulations, the gainful employment program disclosure requirements that took effect July 1, 2011 were left intact.

On July 30, 2012, the Department of Education filed a motion with the Federal District Court to re-instate the requirement that institutions report information used to calculate student loan repayment rates and debt-to income ratios. On March 20, 2013, the court denied the Department of Education’s request. The court largely relied upon provisions of the Higher Education Act that expressly prohibit the maintenance of a federal database of personally identifiable information on individual students, unless necessary for the operation of certain Higher Education Act programs (such as the National Student Loan Data Systems (“NSLDS”), which was authorized by statute). The court rejected the Department of Education’s argument that it is allowed significant leeway or deference in expanding the information that is collected within NSLDS. The Court stated that the purpose of NSLDS is to collect information regarding grants and loans made to students under various federal programs. The Court further stated that the overall purpose of NSLDS has never been to collect information regarding students who do not receive federal student aid, that such an expansion of the database was contrary to the Higher Education Act, and that the Department of Education is prohibited from creating a student record unit system of information on all students in gainful employment programs.

As described below, the Department of Education has announced its intention to establish a new negotiated rulemaking committee with respect to gainful employment. The failure of any of our educational programs to satisfy any gainful employment regulations applicable in the future could render that program or programs ineligible for Title IV program funds. If a particular educational program ceased to become eligible for Title IV Program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may be required to cease offering that program. Any of these events could materially increase our costs of doing business, cause decreased enrollments, and have a material effect on our business, financial condition and results of operations.

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

Additional Rulemaking. On April 16, 2013, the Department of Education published a NPRM on several matters, including cash management of Title IV program funds, state authorization for programs offered through distance education or correspondence education, and gainful employment. The Department of Education began holding hearings on these topics in May 2013 with the intent to begin the rulemaking process in September 2013. After consideration of the information received at these hearings, the Department of Education announced its intention to establish a separate negotiated rulemaking committee solely with respect to gainful employment. The committee on gainful employment is scheduled to meet in two sessions in September and October 2013. These negotiated rulemaking processes are expected to produce new regulations, which may be effective as soon as July 1, 2014.

Eligibility and certification procedures. Each institution must apply periodically to the Department of Education for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. An institution may also come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location, adding a new educational program or modifying the academic credentials it offers. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the school’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. Our current certification to participate in the Title IV programs, which is not provisional, was effective in June 2013 and extends through March 31, 2019.

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

By letter dated February 4, 2013, the Department of Education advised NAU that it was improperly limiting the amount of Title IV loan funds that students may receive in a given academic period based on students’ remaining maximum Title IV loan eligibility. As requested by the Department of Education, NAU responded to the letter and, among other things, revised its financial aid award letter to allow a student to borrow the maximum eligible amount, the recommended amount or an alternative amount, to provide all currently enrolled students the option of receiving additional Title IV loan funds for which the student qualified, and to revise certain of its policies and practices regarding the availability of Title IV loan funds. By letter dated May 8, 2013, the Department of Education responded that the documents and examples submitted by NAU in response to the February 4, 2013 letter demonstrate that NAU has revised its procedures and is providing complete information to students regarding the maximum extent of student loan eligibility.

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

Our audited financial statements for the fiscal years ended May 31, 2013 and May 31, 2012 indicated our composite scores for such fiscal years were 2.4 and 2.7, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements. If we are unable to meet the minimum composite score or comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then our students could lose their access to Title IV program funding.

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

The “90/10” Rule. A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule” provides that an institution will be placed on provisional certification and may be subject to other conditions from the Department of Education if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues for any fiscal year from Title IV program funds, and, further, the institution is subject to loss of eligibility to participate in Title IV programs if it exceeds the 90% threshold for two consecutive fiscal years. This rule applies only to for-profit postsecondary educational institutions, including NAU.

Using the Department of Education’s formula under the 90/10 Rule, for our 2011, 2012 and 2013 fiscal years, we derived approximately 78.9%, 84.7% and 89.7%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues NAU receives from Title IV programs, which could make it more difficult for us to satisfy the 90/10 Rule. In addition, economic downturns that adversely affect students’ employment circumstances could also increase their reliance on Title IV programs. We are exploring the feasibility of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds. Certain measures that could be taken to maintain compliance with the 90/10 Rule may reduce our revenues, increase our operating expenses, or both, perhaps significantly.

Student loan defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if defaults by its students on the repayment of loans received through either the Federal Family Education Loan (“FFEL”) Program or the Federal Direct Loan programs exceed certain levels. For each federal fiscal year, the Department of Education calculates a rate of student defaults on such loans for each institution, known as a “cohort default rate.” An institution’s cohort default rate for a federal fiscal year is calculated by determining the rate at which borrowers that became subject to their repayment obligation in that federal fiscal year defaulted by the end of the following federal fiscal year. Before July 1, 2010, we participated in both the FFEL and Federal Direct Loan programs. As of July 1, 2010, following the elimination of the FFEL program under federal law, we participate only in the Federal Direct Loan program. Defaults by students on the repayment of loans received through the FFEL program still will be counted; however, in the calculation to determine our eligibility to participate in the Federal Direct Loan program.

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

If an institution’s cohort default rate equals or exceeds 25% in any single federal fiscal year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds, but it does subject an institution to closer review by the Department of Education if the institution applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. Additionally, the Department of Education may revoke the certification of a provisionally-certified institution without advance notice if the Department of Education determines that the institution is not fulfilling material Title IV program requirements. We were approved to participate in the FFEL program before its expiration on July 1, 2010, and we currently are approved to participate in the Federal Direct Loan program. The potential sanctions discussed in this section are based on the combined cohort default rate for loans issued to students under both the FFEL program and the Federal Direct Loan program. Our official cohort default rates for the 2010, 2009 and 2008 federal fiscal years (the most recent federal fiscal years for which official cohort default rates as measured over two federal fiscal years of borrower repayment have been issued by the Department of Education) were 15.6%, 14.1 % and 9.8%, respectively.

The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning FFEL and Federal Direct Loan cohort default rates. Under the revised law, the period for which students’ defaults on their loans are included in the calculation of an institution’s cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. During a transition period covering the cohort default rate for federal fiscal years 2009, 2010 and 2011, the Department of Education is calculating and issuing to institutions their cohort default rates under both the former and revised methodologies. The revised law also increased the threshold for ending an institution’s participation in the relevant Title IV programs from 25% to 30%, effective in 2012. Our official cohort default rate for federal fiscal year 2009 as measured over three federal fiscal years of borrower repayment was 22.9%.

The Department of Education generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. On March 18, 2013, we received notice that our draft cohort default rate for students who entered repayment during the federal fiscal year ended September 30, 2011, measured over two federal fiscal years of borrower repayment, was 15.0%. On March 25, 2013, we received notice that our draft cohort rate for students who entered repayment during the federal fiscal year ended September 30, 2010, measured over three federal fiscal years of borrower repayment, was 24.5%. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates which are typically issued annually in September.

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

Adding teaching locations, implementing new educational programs and increasing enrollment. The requirements and standards of state education agencies, accrediting commissions and the Department of Education limit our ability in certain instances to establish additional teaching locations, implement new educational programs or increase enrollment in certain programs. Many states require review and approval before institutions can add new locations or programs. The state educational agencies, the HLC and the specialized accrediting commissions that authorize or accredit us and our programs generally require institutions to notify them in advance of adding new locations or implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution.

Under regulations adopted by the Department of Education that were effective July 1, 2011, any educational institution that seeks to provide Title IV program funds to students enrolled in a new program that prepares students for gainful employment in a recognized occupation, which includes all programs offered by NAU, must submit a notice to the Department of Education at least 90 days before the expected first day of class. These requirements were vacated by a Federal District Court on June 30, 2012 as part of a decision regarding the final gainful employment regulations, and thus are not presently in effect. However, as a separate condition for an institution to participate in Title IV programs on a provisional basis, the Department of Education can require prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution that is required to obtain the Department of Education’s advance approval for the addition of a new program or new location fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program or enrolled at that location. Additionally, any delay in obtaining a required Department of Education approval could delay the introduction of the program, which could negatively impact our enrollment growth.

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

Change in ownership resulting in a change in control. Many states and accrediting commissions require institutions of higher education to report or obtain approval of certain changes in control and changes in other aspects of institutional organization or control. The types of and thresholds for such reporting and approval vary among the states and accrediting commissions. The HLC provides that an institution must obtain its approval in advance of a change in control, structure or organization for the institution to retain its accredited status. In addition, in the event of a change in control, structure or organization, the HLC requires a post-transaction focused visit or other evaluation to review the appropriateness of its approval of the change and whether the institution has met the commitment it made to the HLC prior to the approval. Other specialized accrediting commissions also require an institution to obtain similar approval before or after the event that constitutes a change in control under their standards.

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

Our November 2009 transaction with Dlorah was deemed to be a change of control for NAU by both the Department of Education and the HLC. The HLC’s approval the change of ownership or control imposed several conditions consistent with its change of ownership procedures and requirements. These conditions include: (a) that we file a progress report by week six of each quarter providing our enrollment information by degree program and by location; (b) that we file a contingency report if there is any decision to offer a follow-up or secondary stock offering at least 90 days prior to such an offering so that the HLC may assess whether there may be a subsequent change of control under the HLC’s policies; (c) that we undergo an evaluation within six months of the closing of the transaction focused on ascertaining the appropriateness of the approval of the change of control and of the institution’s compliance with any commitments made in the change of control application as well as with the applicable accreditation criteria and eligibility requirements; and (d) that a stipulation be added to our affiliation status limiting the programs at the Master’s level to existing programs and requiring us to seek the HLC’s approval for the addition of any new Master’s degrees. With respect to the progress report condition, the HLC approval provided that, if the pattern of enrollment growth calls into question the capacity of the institution to provide quality teaching and learning, the HLC may schedule a focused evaluation regarding this issue. Any failure by us to comply with the requirements of the Department of Education, the HLC or the state educational agencies from which we have a license or authorization, or a failure to obtain their approval of the change in control, could result in loss of authorization, accreditation or eligibility to participate in Title IV programs and cause a significant decline in our student enrollments.

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

For our fiscal year ended May 31, 2013, we derived approximately 89.7% of our revenues (calculated on a cash basis) from federal student financial aid programs, known as Title IV programs, administered by the United States Department of Education, or the Department of Education. A significant percentage of our students rely on the availability of Title IV program funds to finance their cost of attending NAU. To participate in Title IV programs, a postsecondary institution must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, NAU’s operations and programs are regulated by other state education agencies and additional accrediting commissions. We are subject to extensive regulation by the education agencies of multiple states, the HLC of the North Central Association of Colleges and Schools, or the HLC, which is our institutional accrediting commission, various specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs and change our ownership structure.

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

Political and budgetary concerns significantly affect Title IV programs. The Higher Education Act of 1965, as amended, which is a federal law that governs Title IV programs, must be periodically reauthorized by Congress and was most recently reauthorized in August 2008. Congress also must determine funding levels for Title IV programs on an annual basis and can change the laws governing Title IV programs at any time. For example, on June 14, 2012, the U.S. Senate Committee on Appropriations passed legislation that, if ultimately enacted into law, would prohibit postsecondary educational institutions, including us, from using federal funds for marketing, advertising and recruiting expenses. Apart from Title IV programs, eligible veterans and military personnel may receive educational benefits for the pursuit of higher education. A reduction in federal funding levels for Title IV programs, or for programs providing educational benefits to veterans and military personnel, could reduce the ability of some students to finance their education. We cannot predict with certainty the nature of any new regulatory requirements, other future revisions to the law or funding levels for Title IV programs. Because a significant percentage of our revenue is and is expected to be derived from Title IV programs, any action by Congress that significantly reduces Title IV program funding or the ability of us or our students to participate in Title IV programs could have a material effect on our enrollments, business, financial condition and results of operations. Congressional action also may require us to modify our practices in ways that could increase administrative costs and reduce profit margins, which could have a material effect on our business, financial condition and results of operations.

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

On June 13, 2011, the Department of Education published final regulations defining the meaning of “gainful employment” for the purpose of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation, which were to be July 1, 2012 (the “Gainful Employment Rule”). However, on June 30, 2012, a Federal District Court vacated the Gainful Employment Rule. The Gainful Employment Rule is not presently in effect, although, as described below, the Department of Education has announced its intent to begin a new negotiated rulemaking process on the topic of gainful employment.

On April 16, 2013, the Department of Education published a Notice of Proposed Rulemaking (“NPRM”) on several matters, including cash management of Title IV program funds, state authorization for programs offered through distance education or correspondence education, and gainful employment. The Department of Education began holding hearings on these topics in May 2013 with the intent to begin the rulemaking process in September 2013. After consideration of the information received at these hearings, the Department of Education announced its intention to establish a separate negotiated rulemaking committee solely with respect to gainful employment. The committee on gainful employment is scheduled to meet in two sessions in September and October 2013. These negotiated rulemaking processes are expected to produce new regulations, which may be effective as soon as July 1, 2014.

We cannot predict with certainty the impact of the Final Rules, or the impact of regulations resulting from future rulemaking activities by the Department of Education, on our operations, nor can we predict the timing and impact of other legislative or regulatory changes. Compliance with the Final Rules, any future regulations on gainful employment and any other regulations that are promulgated through the current or future negotiated rulemaking processes, other legislation promulgated by Congress, any executive orders issued by the executive branch, and other new and changing regulations and regulatory agency measures could reduce our enrollments, increase our cost of doing business, and have a material effect on our business. We are unable to predict the timing or the proposed or final form of any regulations that the Department of Education ultimately may adopt and the impact of such regulations on our business.

Congress has recently commenced an examination of the for-profit education sector that could result in legislation or further Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that could materially affect our business.

Recently, Congress has placed increased focus on the role that for-profit educational institutions play in higher education. Congress has been holding various hearings on and requesting the GAO to conduct reviews of the proprietary education sector. As part of this investigation, the HELP Committee requested information from 30 proprietary educational institutions, including NAU, in connection with the HELP Committee’s ongoing hearings relating to for–profit colleges receiving Title IV student financial aid. The request sought information to more accurately understand how we use Federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. On July 30, 2012, Chairman Tom Harkin and the Majority Staff of the HELP Committee released a report entitled “For-Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” While stating that proprietary educational institutions play an important role in higher education and should be well equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary education population, the report was highly critical of these institutions. The findings and recommendations contained in this report could negatively impact our reputation and materially affect our business.

Congress and the executive branch have also focused on educational benefits for military personnel and veterans. On April 27, 2012, in response to alleged abusive recruiting practices by for-profit institutions, President Obama signed an executive order aimed at providing military personnel, veterans and their family members with the resources they need to make an informed decision about their educational prospects and other protections (the “Executive Order”). The Executive Order requires the Department of Education, the Department of Defense and the Department of Veterans Affairs to establish and implement “Principles of Excellence” to apply to educational institutions receiving funding from federal military and veterans educational benefits programs. The goals of the Principles of Excellence are broadly stated in the Executive Order and relate to disclosures on costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. Educational institutions were required to indicate whether or not they intend to comply with these Principles of Excellence by response to the Department of Veterans Affairs. NAU responded that we intend to comply with the Principles of Excellence, as veterans and service members are valued constituencies within our student and prospective student populations. See “Regulatory Matters — Regulation of Federal Student Financial Aid Programs — Congressional Action and Changes in Department of Education Regulations.”

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

If we experience a change in control under the standards of the Department of Education, the HLC, any applicable state educational licensing agency, or any specialized accrediting agency commission, we must notify or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock of an institution or its parent company, and significant changes in the composition of the board of directors of an institution or its parent company. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change in control from the Department of Education, the HLC or applicable state educational licensing agencies could impair our ability to operate or participate in Title IV programs, which could have a material effect on our business, financial condition and results of operations. Failure to obtain, or a delay in receiving, approval of any change in control from any state in which we are currently licensed or authorized, or from any of our specialized accrediting commissions, could require us to suspend our activities in that state or suspend offering the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock, which could discourage bids for shares of our stock your shares of our stock and could have an adverse effect on the market price of our shares.

Our failure to satisfy the conditions imposed by the Higher Learning Commission with respect to its prior approval of the transaction with Dlorah could result in the loss of NAU’s accreditation by the Higher Learning Commission.

The HLC’s approval of the November 2009 transaction whereby Dlorah became our wholly owned subsidiary was subject to several conditions, consistent with the HLC’s change of ownership procedures and requirements. These conditions include: (a) that NAU file a progress report by week six of each quarter providing enrollment information by degree program and by location; (b) that NAU file a contingency report if there is any decision to offer a follow-up or secondary stock offering at least 90 days prior to such an offering so that the HLC may assess whether there may be a subsequent change of control under the HLC’s policies; (c) that NAU undergo an evaluation within six months of the closing of our transaction with Dlorah focused on ascertaining the appropriateness of the approval of the change of control and of NAU’s compliance with any commitments made in the change of control application as well as with the applicable accreditation criteria and eligibility requirements; and (d) that a stipulation be added to the affiliation status of NAU limiting the programs at the Master’s degree level to existing programs and requiring NAU to seek the HLC’s approval for the addition of any new Master’s degrees. Any failure on our part to satisfy these conditions may result in the loss of our accreditation by the HLC, which would prevent us from participating in Title IV programs and could cause a significant decline in our student enrollments.

We cannot offer new programs, expand our operations into certain states or acquire additional schools if such actions are not approved by the applicable regulatory and accrediting agencies, and we may have to repay Title IV funds disbursed to students enrolled in any such programs, schools or states if we do not obtain prior approval.

Our expansion plans include offering new educational programs, expanding operations in additional states and potentially acquiring existing schools from other companies. If we are unable to obtain the necessary approvals for such new programs, operations or acquisitions from the Department of Education, the HLC or any applicable state educational licensing agency or accrediting commission, or if we are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and provide Title IV program funds to any affected students would be impaired, which could have a material effect on our expansion plans and growth. If we were to determine erroneously that any such action did not need approval or that we had obtained all required approvals, including all required approvals for each of our current programs and locations, we could be liable for repayment of Title IV program funds provided to students in that program or at that location.

If the Department of Education does not recertify us to continue participating in Title IV programs, our students would lose their access to Title IV program funds, or we could be recertified but required to accept significant limitations as a condition of our continued participation in Title IV programs.

The Department of Education certification to participate in Title IV programs lasts a maximum of six years, and institutions are required to seek recertification from the Department of Education on a regular basis to continue their participation in Title IV programs. An institution must also apply for recertification by the Department of Education if it undergoes a change in control, as defined by Department of Education regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Generally, the recertification process includes a review by the Department of Education of the institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The Department of Education could limit, suspend or terminate an institution’s participation in Title IV programs for violations of the Higher Education Act or Title IV regulations. Our current certification to participate in the Title IV programs was effective in June 2013 and extends through March 31, 2019. There can be no assurance that the Department of Education will recertify us after our current period of certification or that it would not impose restrictions in connection with any such recertification. In addition, the Department of Education may take emergency action to suspend our certification without advance notice if it receives reliable information that we are violating Title IV requirements and it determines that immediate action is necessary to prevent misuse of Title IV funds. If the Department of Education does not renew or withdraws our certification to participate in Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom it could disburse such funds or impose other restrictions. Any of these outcomes could have a material effect on NAU’s enrollments and our business, financial condition and results of operations.

We would lose our ability to participate in Title IV programs if we fail to maintain our institutional accreditation, and our student enrollments could decline if we fail to maintain any of our accreditations or approvals.

An institution must be accredited by an accrediting commission recognized by the Department of Education to participate in Title IV programs. We have been granted institutional accreditation by the HLC, which is a regional accrediting commission recognized by the Department of Education. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Our accreditation was last reaffirmed by the HLC in 2008 for the maximum term of ten years. In connection with our change of control request related to our November 2009 merger with Camden, a three-person team from the HLC visited the university’s central administration offices in Rapid City, South Dakota. The change of control request was approved with the next comprehensive evaluation visit scheduled for 2014-15. If we fail to satisfy any of the HLC’s standards, including a failure to satisfy the conditions under which the HLC approved the November 2009 transaction, we could lose our accreditation by the HLC, which would cause us to lose eligibility to participate in Title IV programs and a significant decline in total student enrollments. In addition, many of our individual educational programs are also accredited by specialized accrediting commissions or approved by specialized state agencies. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material effect on our business, financial condition and results of operations.

In December 2009, the Office of Inspector General issued an “Alert Memorandum,” calling into question the HLC’s compliance with the applicable Department of Education regulations related to the HLC’s status as recognized by the Department of Education. This matter was not formally resolved, and we are unable to speculate as to the impact on us or other institutions accredited by the HLC if the HLC’s recognition as an accrediting commission were to be limited, suspended, or terminated by the Department of Education.

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

Under the Final Rules, institutions unable to obtain state authorization in a state under the above requirements were permitted to request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. The Department of Education has subsequently provided for an additional one-year extension to July 1, 2014. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.

We operate physical facilities offering educational programs in South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon and Texas. With respect to New Mexico, we are currently exempt under state law from a requirement to be licensed by the New Mexico Higher Education Department because of our regional accreditation by the HLC However, in order to comply with the Final Rules, we have voluntarily submitted an application for licensure to the New Mexico Higher Education Department which remains pending as of this date. To maintain our state authorizations, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. We may need to apply for additional authorization in these or other states in which we are authorized in order to comply with the state authorization requirements in Final Rules, and the authorization process could result in unexpected delays or other setbacks that could jeopardize our Title IV eligibility. If we fail to satisfy any of these standards, we could lose our authorization from the applicable state educational agency to offer educational programs and could be forced to cease operations in such state. Such a loss of authorization would also cause our physical campus in the state to lose eligibility to participate in Title IV programs. Some states may also prescribe financial regulations that are different from those of the Department of Education and many require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, we would also lose Title IV eligibility in that state. Any such event could have a material effect on our business, financial condition and results of operations.

The Final Rules also included a requirement that an institution meet any state authorization requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction, as a condition of awarding Title IV funds to students in that state. In July 2011, a Federal District Court issued an order vacating the regulation, which was sustained in June 2012 by the United States Court of Appeals for the District of Columbia Circuit. As described above, on April 16, 2013, the Department of Education published a NPRM on several matters, including state authorization for programs offered through distance education. We therefore cannot predict with any certainty the impact of this rulemaking or any future regulation. Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained approvals or exemptions, or are currently in the process of obtaining such approvals or exemptions, that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose state licensure or authorization by that state, which could prohibit us from recruiting prospective students or offering services to current students in that state. We could also be subject to other sanctions, including restrictions on activities in that state, fines and penalties. We review the licensure requirements of other states when we believe that it is appropriate to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies. New laws, regulations or interpretations related to offering educational programs online could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect our enrollments and revenues and have a material effect on our business.

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

As described in more detail under “Regulatory Matters — Regulation of Federal Student Aid Programs — Financial Responsibility,” the Department of Education annually assesses our financial responsibility through a composite score determination. Our audited financial statements for the fiscal years ended May 31, 2013 and May 31, 2012 indicated our composite scores for such fiscal years were 2.4 and 2.7, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements. If we are unable to meet the minimum composite score or comply with other standards of financial responsibility, and could not post a required letter of credit or comply with alternative basis for establishing financial responsibility, then our students could lose their access to Title IV programs, which can be expected to have a material effect on our business, financial condition and results of operations. In addition, any requirement to post a letter of credit in the future could increase our costs of regulatory compliance.

We may lose our eligibility to participate in the federal student financial aid programs if the percentage of our revenues derived from Title IV programs is too high.

A provision of the Higher Education Act commonly referred to as the 90/10 Rule, as amended in August 2008, provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. An institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the Department of Education. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the Department of Education may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. Under regulations that were published by the Department of Education in October 2009, a proprietary institution must disclose in a footnote to its annual audited financial statements its 90/10 calculation and the amounts of the federal and non-federal revenues, by source, included in its 90/10 calculation. The certified public accountant that prepares the institution’s audited financial statements is required to review that information and test the institution’s calculation. For our 2011, 2012 and 2013 fiscal years, we derived approximately 78.9%, 84.7% and 89.7%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. If we violate the 90/10 Rule and continue to disburse Title IV program funds to students after the effective date of our loss of eligibility to participate in Title IV programs, we would be required to return those funds to the applicable lender or the Department of Education.

Increases in Title IV grant and loan limits currently or in the future may result in an increase in the revenues we receive from Title IV programs. Further, a significant number of states in which we operate have faced budget constraints, which have caused or may cause them to reduce state appropriations in a number of areas, including with respect to the amount of financial assistance provided to postsecondary students, which could further increase our percentage of revenues derived from Title IV program funds. Also, the employment circumstances of our students or their parents could also increase reliance on Title IV program funds. We are exploring the feasiblity of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds. Certain measures that could be taken to maintain compliance with the 90/10 Rule may reduce our revenues, increase our operating expenses, or both, perhaps significantly. If we become ineligible to participate in Title IV programs as a result of noncompliance with the 90/10 Rule, it can be expected to have a material effect on our business, financial condition and results of operations.

We may lose our eligibility to participate in Title IV programs if our student loan default rates are too high.

An educational institution may lose its eligibility to participate in Title IV programs if, for three consecutive years, 25% or more of its students who were required to begin repayment on their student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in Title IV programs if the default rate of its students exceeds 40% for any single year. Our cohort default rates have historically been significantly below these levels, at 15.6%, 14.1% and 9.8% for federal fiscal years 2010, 2009 and 2008, the most recent federal fiscal years for which official cohort default rates as measured over two federal fiscal years of borrower repayment have been issued by the Department of Education. We cannot, however, provide any assurance that this will continue to be the case. The August 2008 reauthorization of the Higher Education Act extends by one year the period for which students’ defaults on their loans will be included in the calculation of an institution’s default rate, a change that is expected to increase most institutions’ default rates. The new law also increases the threshold for an institution to lose its eligibility to participate in Title IV programs from 25% to 30%. During a transition period covering the cohort default rates for federal fiscal years 2009, 2010 and 2011, the Department of Education is calculating and issuing to institutions their cohort default rates under both the former and revised methodologies. Our official cohort default rate for federal fiscal year 2009 as measured over three federal fiscal years of borrower repayment was 22.9%.

The Department of Education generally publishes draft cohort default rates in February of each year for the prepayment period that ended the prior September 30. On March 18, 2013, we received notice that our draft cohort default rate for students who entered repayment during the federal fiscal year ended September 30, 2011, measured over two federal fiscal years of borrower repayment, was 15.0%. On March 25, 2013, we received notice that our draft cohort default rate for students who entered repayment during the federal fiscal year ended September 30, 2010, measured over three federal fiscal years of borrower repayment, was 24.5%. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September. Any increase in interest rates or reliance on “self-pay” students, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place us in danger of losing its eligibility to participate in Title IV programs, which would have a material effect on our business, financial condition and results of operations.

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

The Higher Education Act prohibits an educational institution that participates in Title IV programs from making any commission, bonus or other incentive payments based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Under Department of Education regulations in effect prior to July 1, 2011, there were twelve “safe harbor” provisions which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act, including the following:

•

an institution could make up to two adjustments (upward or downward) to a covered employee's salary or fixed hourly wage rate within any 12-month period without the adjustment being considered an incentive payment, provided that no adjustment is based solely on the number of students recruited, admitted, enrolled or awarded financial aid;

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

Under the Higher Education Act, proprietary schools are generally eligible to participate in Title IV programs only to the extent that their educational programs lead to “gainful employment” in a recognized occupation. In 2011, the Department of Education adopted a definition of “gainful employment” using two metrics, one based on debt-to-income ratios and the other based on repayment rates. On June 30, 2012, one day before these standards were scheduled to take effect, a Federal District Court vacated the Gainful Employment Rule. It therefore is not presently in effect. See “Regulatory Matters — Regulation of Federal Student Financial Aid Programs — Gainful Employment.”

The Department of Education has since announced its intention to establish a negotiated rulemaking committee with respect to gainful employment. The failure of any of our programs to satisfy any gainful employment regulations applicable in the future could render that program or programs ineligible for Title IV program funds. We continue to monitor developments in this area. It is unclear at this time the level of administrative burden, increased costs, or effect on growth and enrollments that may result from any new regulations on gainful employment or other topics being considered by the Department of Education. It is possible that any new gainful employment regulations could render a significant number of our programs, and many programs offered by other proprietary educational institutions, ineligible for Title IV funding. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income levels of our former students, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may be required to cease offering that program. We may have to substantially increase our efforts to promote student loan repayment to ensure continued eligibility for certain programs to remain eligible for Title IV funding. We could also be required to increase disclosures to our students and prospective students, and our program growth could be restricted or compromised. Any of these events could materially increase our costs of doing business, cause decreased enrollments, and have a material effect on our business, financial condition and results of operations.

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

Some of our students rely on state financial aid to fund a portion of their education. For example, in fiscal year ended May 31, 2013, certain students enrolled at our Minnesota locations received financial assistance through a state financial aid program. Many states in which we operate have faced budget constraints, which have caused or may cause them to reduce or eliminate state appropriations, including with respect to the amount of financial assistance provided to postsecondary students, and additional states may reduce or eliminate such appropriations in the future. In addition, state financial aid programs generally are subject to annual appropriation by the state legislatures, which may eliminate or significantly decrease the amount of state financial aid available to students. We cannot predict whether future reductions in state financial aid programs will occur or how long such reductions will persist. For fiscal year ended May 31, 2013, we derived approximately 1% of our total revenue from state financial aid programs, although the percentage derived by each of our campus locations may vary on an individual basis. The loss or reduction of state financial aid could decrease our student enrollment and could have a material effect on our business.

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

If we are unable to continue our growth in revenue and profitability, our stock price may decline and we may not have adequate financial resources to execute our business plan.

Our revenue increased from approximately $106.8 million in fiscal 2011 to approximately $118.9 million in fiscal 2012 and then to approximately $129.2 million in fiscal 2013. During the same period, our income before income taxes for fiscal 2011 was $16.7 million, compared to $8.8 million for fiscal 2012 and $9.2 million for fiscal 2013. If we are unable to maintain adequate revenue growth and profitability, our stock price may decline and we may not have adequate financial resources to execute our business plan. In addition, you should not rely on the results of any prior periods as an indication of our future operating performance.

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

For the fiscal years ended May 31, 2013, 2012, and 2011, NAU derived cash receipts equal to approximately 89.7%, 84.7%, and 78.9%, respectively, of its net revenue from tuition financed under Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not subsidized. If our students’ employment circumstances are adversely affected by regional or national economic downturns, they may be more heavily dependent on student loans. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if interest rates increase or Congress decreases the amount available for Title IV funding, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a material effect on our enrollments and future growth prospects and our business, financial condition and results of operations.

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

As part of our growth strategy, we intend to continue to establish markets outside the United States, subject to approvals from the HLC and other appropriate accrediting or regulatory agencies. Currently, we have affiliations with institutions in Bolivia, Paraguay and Greece. Our operations in each of the foreign jurisdictions may subject us to additional educational and other regulations of foreign jurisdictions, which may differ materially from the regulations applicable to our domestic operations. Such international expansion is expected to require a significant amount of start-up costs. Additionally, our management does not have significant experience in operating a business at the international level. As a result, we may be unsuccessful in carrying out our plans for international expansion, obtaining the necessary licensing, permits or market saturation, or in successfully navigating other challenges posed by operating an international business.

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

Increasingly, prospective employers of NAU students require their new employees to possess appropriate technological skills and interpersonal skills, such as communication, critical thinking and teamwork skills. These skills evolve rapidly in a changing economic and technological environment. Accordingly, it is important for our programs to evolve in response to those economic and technological changes. The expansion of existing programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if NAU is able to develop acceptable new programs, we may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. In addition, we may be unable to obtain specialized accreditations or licensures that may make certain programs desirable to students. To offer a new academic program, NAU may be required to obtain appropriate federal, state and accrediting agency approvals that may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for Title IV programs, a new academic program may need to be approved by the Department of Education, the HLC and state educational agencies. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer and our reputation among students, prospective students and employers may be impaired, which could have a material effect on our business, financial condition and results of operations.

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

We lease our educational sites and administrative facilities (including those that are pending regulatory approval) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, and Texas and our corporate headquarters is located in Rapid City, South Dakota, as set forth under the heading “Educational Sites” under Item 1. As of June 30, 2013, we leased 37 educational sites (two of which are pending regulatory approvals) and administrative facilities.

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

	Fiscal 2013			Fiscal 2012
	Cash Dividends Declared	High	Low	Cash Dividends Declared	High	Low
First Quarter	$0.04	$5.10	$3.57	$0.03	$11.83	$7.35
Second Quarter	$0.04	$5.15	$3.72	$0.0325	$9.27	$6.68
Third Quarter	$0.04	$4.56	$3.22	$0.0325	$8.80	$6.88
Fourth Quarter	$0.04	$4.30	$3.00	$0.0325	$7.59	$3.48

Stockholders

As of August 2, 2013, there were approximately 48 holders of record of our common stock.

Dividends

During our fiscal years 2013 and 2012, our board of directors have declared dividends on our common stock, and to the extent that funds are available, our board of directors currently intends to continue paying dividends on our common stock. The payment of any dividends in the future, however, will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of May 31, 2013, which includes our 2009 Stock Option and Compensation Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders (1)	381,422	$7.67	611,665

2009 Incentive Plan	381,422	$7.67	611,665

(1)	See "National American University Holdings, Inc. 2009 Stock Option and Compensation Plan" described in "Notes to Consolidated Financial Statements—Note 10—Stockholders' Equity" for further description of our equity compensation plan.
(a)	Includes grants of stock options and time-based restricted stock units
(b)	Includes weighted average exercise price of stock options only.

Issuer Purchases of Equity Securities. The following table summarizes common stock repurchased by us during the quarter ended May 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
May 1, 2013 – May 31, 2013	550,000	$3.15	550,000	0

(1)	On May 10, 2013 the Company repurchased 550,000 shares of its common stock at $3.15 per share in a privately negotiated transaction

Item 6.	Selected Financial Data.

The following table shows our selected consolidated financial and operating data for each of the fiscal years ended May 31, 2013, 2012, 2011, 2010 and 2009. Dlorah was the accounting acquirer in our transaction as described in Note 10 to our consolidated financial statements. Accordingly, our historical financial information reflects the operations of Dlorah. The selected consolidated statements of financial data for the fiscal years ended May 31, 2013, 2012, 2011, 2010 and 2009 are derived from the Company’s audited consolidated financial statements prepared in accordance with accounting standards generally accepted in the United States. Our historical results are not necessarily indicative of our results for any future period.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended May 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
Income Statement
Total revenues	$129,176	$118,894	$106,808	$89,796	$62,584
Operating expenses:
Cost of educational services	29,188	27,831	22,575	20,419	17,398
Selling, general and administrative	82,906	77,476	64,474	49,886	37,626
Auxiliary expense	6,780	4,747	2,888	2,076	1,595
Cost of condominium sales	192	0.00	381	761	558
(Gain)/Loss on disposition of property and equipment	100	(320)	82	29	3

Total operating expenses	119,166	109,734	90,400	73,171	57,180
Operating income	10,010	9,160	16,408	16,625	5,404
Other (expense) income	(826)	(340)	271	(101)	(499)

Income (loss) before income taxes	9,184	8,820	16,679	16,524	(4,905)
Income tax expense	(3,698)	(3,683)	(6,375)	(6,485)	(1,797)

Net income	5,486	5,137	10,304	10,039	3,108
Net (income) loss attributable to non-controlling interest	(40)	(88)	(38)	(4)	13

Net income (loss) attributable to National American University Holdings, Inc. and subsidiaries	$5,446	$5,049	$10,266	$10,035	$3,121

Income from operations per Class A Share
Basic	$0	$0	$0	$95.25	$31.21
Diluted	0	0	0	95.25	31.21
Income from operations per Common Share
Basic	0.21	0.19	0.39	-0.04	0
Diluted	0.21	0.19	0.38	-0.04	0
Balance Sheet
Total assets	$88,082	$83,098	$77,938	$47,286	$28,865
Long-term obligations	$22,593	$19,719	$7,075	$3,531	$10,972
Cash Dividends declared per Class A Share	$0	$0	$0	$0.86	$2.00
Cash Dividends declared per Common Share	$0.16	$0.13	$0.12	$0.22	n/a

	Year Ended May 31,
	2013	2012	2011	2010	2009
		(dollars in thousands, except per share data)
Weighted Average Shares
Basic EPS
Class A	—	—	—	100,000	100,000
Common	25,566,391	26,488,265	26,236,783	3,103,847	n/a
Diluted EPS
Class A	—	—	—	100,000	100,000
Common	25,561,468	26,638,427	26,836,039	3,103,959	n/a
Other Data (Unaudited)
Loss from Real Estate Operations Before Taxes	$(522)	$(255)	$(621)	$(735)	$(527)
EBITDA[1]	$15,767	$13,520	$19,392	$19,163	$7,662
Student Headcount (for Spring quarter of the fiscal year)[2]	11,472	11,221	10,015	8,758	6,479

[1]

Consists of income attributable to the Company plus income (loss) from non-controlling interest, minus interest income, plus interest expense, plus income taxes, plus depreciation and amortization. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies and is therefore limited as a comparative measure. Furthermore, as an analytical tool, EBITDA has additional limitations, including that (a) it is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments; (b) it does not reflect changes in, or cash requirements for, our working capital needs; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements, or future requirements for capital expenditures or contractual commitments. To compensate for these limitations, we evaluate our profitability by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of cash flows from operations and through the use of other financial measures.

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

The following table provides a reconciliation of net income attributable to the Company to EBITDA:

	Year Ended May 31,
	2013	2012	2011	2010	2009
			(dollars in thousands)
Net income (loss) attributable to the Company	$5,446	$5,049	$10,266	$10,035	$3,121
Income (loss) attributable to non-controlling interest	40	88	38	4	(13)
Interest income	(111)	(133)	(148)	(206)	(242)
Interest expense	1,044	594	0	525	834
Income taxes	3,698	3,683	6,375	6,485	1,797
Depreciation and amortization	5,650	4,239	2,861	2,320	2,165

EBITDA	$15,767	$13,520	$19,392	$19,163	$7,662

[2]	Student headcount is based on the headcount as of the last day of the university’s Spring term, which runs from March to May.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Background

National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning offering associate, bachelor’s and master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 37 educational sites (two of which are pending regulatory approvals, Houston, Texas and the Rouche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas, distance learning service centers in Indiana, Missouri and Texas and distance learning operations and central administration offices in Rapid City, South Dakota.

As of May 31, 2013, NAU had enrolled 2,661 students at its physical locations, 6,790 students for its online programs, and 2,021 students at its hybrid learning centers that attended physical campus locations and also took classes online. NAU supports the instruction of 2,500 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1.0% of our revenues for the fiscal year ended May 31, 2013.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For fiscal year ended May 31, 2013, approximately 91.0% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s food services, bookstore, dormitory and motel operations and the real estate operations rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expense as a percentage of revenues for the fiscal years ended May 31, 2013, 2012, and 2011 was 3.5%, 3.5% and 3.1%, respectively.

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

The following chart is a summary of our student enrollment on May 31, 2013, and May 31, 2012, by degree type and by instructional delivery method.

	May 31, 2013 (Spring ’13 Qtr)	May 31, 2012 (Spring ’12 Qtr)	% Growth for same quarter over prior year
	Number of Students	Number of Students
Graduate	397	392	1.3%
Undergraduate and Diploma	11,075	10,829	2.3%

Total	11,472	11,221	2.2%

On-Campus	2,661	3,029	(12.1%)
Online	6,790	6,230	9.0%
Hybrid	2,021	1,962	3.0%

Total	11,472	11,221	2.2%

We experienced a 2.2% growth in enrollment in spring term 2013 over spring term 2012. We believe this growth is attributable to four main factors: investment in the expansion and development of physical locations; investment in the expansion of current academic programs and development of new academic programs; the development of a disciplined student recruitment process; and the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. We also believe we have realized a significant increase in enrollments since 2005 due to our investment of approximately $82 million to expand and develop physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.

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

Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expenses, the cost of condominium sales, and the loss on disposition of property and equipment. Cost of educational services expenses contain expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), as well as depreciation, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property and equipment expense records the cost incurred or income received in the disposal of assets that are no longer used by us.

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

Revenue recognition. Academic revenue represented approximately 91.0%, 92.4%, and 92.9% of revenue for the fiscal years ended May 31, 2013, 2012, and 2011, respectively. We recognize revenue from tuition ratably over the length of the respective term. Academic revenue is tuition revenue, fees and charges assessed at the start of each term. If a student drops or withdraws from a course during the first week of classes, we refund 100% of the charges for tuition and fees, beyond the first week but during the first 60% of scheduled classes, the percentage of tuition charges refunded is based on a daily proration on a percent of the term completed. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations, and are reflected as current liabilities on the balance sheet.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of the students to make required payments. We determine the adequacy of the allowance for doubtful accounts based on an analysis of aging of the accounts receivable and with regard to historical bad debt experience. Accounts receivable balances are generally written off when deemed uncollectible at the time the account is returned by an outside collection agency. However, accounts that are 180 days old are fully reserved and management continues collection efforts until it is determined that the possibility of collection is unlikely. Bad debt expense is recorded as a selling, general and administrative expense. As of May 31, 2013, and 2012, the allowance for doubtful accounts was approximately $0.9 million and $0.8 million respectively. During the fiscal years ended May 31, 2013, 2012, and 2011, bad debt expense was $4.5 million, $4.2 million, and $3.4 million, respectively. The bad debt expense was 3.5%, 3.5%, and 3.1% of total revenue for the fiscal years ended May 31, 2013, 2012 and 2011, respectively.

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

Regulation and Oversight

We are subject to extensive regulation by state education agencies, accrediting commissions and federal government agencies, particularly by the U.S. Department of Education (the “Department of Education”) under the Higher Education Act of 1965, as amended (the “Higher Education Act”) and the regulations promulgated thereunder by the Department of Education. The regulations, standards and policies of these agencies cover substantially all of our operations. For a more complete description of this regulation and oversight, see “Item I – Business – Regulatory Matters.”

Department of Education Rulemaking. On April 16, 2013, the Department of Education published a Notice of Proposed Rulemaking (“NPRM”) on several matters, including cash management of Title IV program funds, state authorization for programs offered through distance education or correspondence education, and gainful employment. The Department of Education began holding hearings on these topics in May 2013 with the intent to begin the rulemaking process in September 2013. After consideration of the information received at these hearings, the Department of Education announced its intention to establish a separate negotiated rulemaking committee solely with respect to gainful employment. The committee on gainful employment is scheduled to meet in two sessions in September and October 2013. These negotiated rulemaking processes are expected to produce new regulations, which may be effective as soon as July 1, 2014.

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

State Authorization. To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located, in accordance with the Department of Education’s regulations. The Department of Education’s Final Rule published on October 29, 2010 requires, among other things, institutions to demonstrate specific state authorization to operate educational programs beyond secondary education. In New Mexico, one of the other states where we maintain operations, we are currently exempt under state law from a requirement to be licensed by the New Mexico Higher Education Department because of our regional accreditation by the HLC. However, in order to comply with the Final Rules, we have voluntarily submitted an application for licensure to the New Mexico Higher Education Department, which remains pending as of this date. See “Item I – Business – Regulatory Matters – State Authorization.”

Results of Operations — For the Year Ended May 31, 2013 Compared to the Year Ended May 31, 2012

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2013 In percentages	Year-Ended May 31, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.6	23.4
Selling, general and administrative	64.2	65.2
Auxiliary expense	5.2	4.0
Cost of condominiums sales	0.1	0.0
(Gain)/Loss on disposition of property	0.1	(0.3)

Total operating expenses	92.2	92.3
Operating income	7.8	7.7
Interest expense	(0.8)	(0.5)
Interest income	0.1	0.1
Other income	0.1	0.1

Income before income taxes	7.2	7.4
Income tax expense	(2.9)	(3.1)
Net income attributable to non-controlling interest	(0.1)	(0.1)

Net income attributable to the Company	4.2	4.2

For the year ended May 31, 2013, we generated $129.2 million in revenue, an increase of 8.7% compared to the same period in 2012. This increase was attributable to enrollment growth, an average tuition increase of 5.4% effective September 2012, fees billed to affiliated institutions for our courseware development, technical support and online class hosting services, continued geographic and programmatic expansion. Our revenue for the year ended May 31, 2013 consisted of $127.9 million from our NAU operations and $1.3 million from our other operations. Total operating expenses were $119.2 million or 92.2% of total revenue for the year ended May 31, 2013, an increase of 8.6% compared to the same period in 2012 due to the additional expansion and development. Income before income taxes was $9.2 million or 7.2% of total revenue for the year ended May 31, 2013, an increase of 4.1% compared to the same period in 2012. Net income attributable to the Company was $5.4 million or 4.2% of total revenue for the year ended May 31, 2013, an increase of 7.9% compared to the same period in 2012. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2013 In percentages	Year-Ended May 31, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.9	23.6
Selling, general and administrative	63.5	64.2
Auxiliary expense	5.3	4.1

Total operating expenses	91.7	91.9

Operating income	8.3	8.1

Interest expense	(0.8)	(0.5)
Interest income	0.1	0.1
Income before non-controlling interest and taxes	7.6	7.7

Total revenue. The total revenue for NAU for the year ended May 31, 2013 was $127.9 million, an increase of $10.0 million or 8.5%, as compared to total revenue of $117.8 million for the year ended May 31, 2012. The increase was primarily due to the enrollment increase of approximately 2.2%, which was consistent with our investment in new program development, program expansion, development of new educational sites and student retention initiatives, over the prior year. The enrollment increase can also be attributed, in part, to the current economic climate, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. In addition, the increase in total revenue is due to an average tuition increase of 5.4% that was approved by NAU’s board of governors and became effective September 2012, and fees billed to affiliated institutions for our courseware development, technical support and online class hosting services. We believe that management’s execution of NAU’s well-defined strategic plan contributed to the increase in revenues.

The academic revenue for the year ended May 31, 2013 was $117.6 million, an increase of $7.8 million or 7.1%, as compared to academic revenue of $109.8 million for the year ended May 31, 2012. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $10.3 million, an increase of $2.3 million or 28.4%, as compared to auxiliary revenue of $8.0 million for the year ended May 31, 2012. The increase in auxiliary revenue was primarily driven by increased enrollment growth and the implementation of a new online bookstore vendor that was in place for all of 2013 as compared to only one quarter in 2012.

Cost of educational services. The educational services expense as a percentage of academic segment revenue decreased by 0.7% for the year ended May 31, 2013, to 22.9%, as compared to 23.6% for the year ended May 31, 2012. This decrease was a result of fixed costs such as facility expenses on an increasing revenue base. The educational services expenses for the year ended May 31, 2013, were $29.2 million, an increase of $1.4 million, or 4.9%, as compared to educational expenses of $27.8 million for the year ended May 31, 2012. This increase was primarily due to increases in instructional compensation and related expenses. These increases were attributable to the increased faculty and staff members needed to provide and maintain the quality of our educational services to our increased student enrollment as well as for the new programs such as cardiovascular technology.

Selling, general and administrative expenses. The selling, general and administrative expense as a percentage of total academic segment revenue decreased by 0.7% for the year ended May 31, 2013, to 63.5%, as compared to 64.2% for the year ended May 31, 2012. The selling, general and administrative expenses for the year ended May 31, 2013 were $81.2 million, an increase of $5.5 million, or 7.3% as compared to selling, general and administrative expenses of $75.7 million for the year ended May 31, 2012. The increase was attributed to additional support staff necessary to support our continued growth and increased admissions staff to support our growth plan.

Auxiliary. Auxiliary expenses for the year ended May 31, 2013 were $6.8 million, an increase of $2.0 million, or 42.8%, as compared to auxiliary expenses of $4.7 million for the year ended May 31, 2012. This increase was primarily the result of closing our physical bookstores and engaging a third-party vendor to create an online bookstore.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the year ended May 31, 2013, was $9.7 million, an increase of $0.6 million, or 7.0% compared to the year ended May 31, 2012. We are executing our strategic growth initiatives by expanding existing academic programs, developing new academic programs and developing educational sites, which resulted in revenue being up over $10.0 million during the year ended May 31, 2013 compared to the same time period last fiscal year. Expenses were 91.7% of total revenue for the year ended May 31, 2013 and were 91.9% for the same period in fiscal year 2012. This decrease is consistent with our efforts to reduce costs.

Results of Operations — For the Year Ended May 31, 2012 Compared to the Year Ended May 31, 2011

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2012 In percentages	Year-Ended May 31, 2011 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.4	21.1
Selling, general and administrative	65.2	60.4
Auxiliary expense	4.0	2.6
Cost of condominium sales	0.0	0.4
Loss on disposition of property	(0.3)	0.1

Total operating expenses	92.3	84.6
Operating income	7.7	15.4
Interest expense	(0.5)	(0.0)
Interest income	0.1	0.1
Other income	0.1	0.1

Income before income taxes	7.4	15.6
Income tax expense	(3.1)	(6.0)
Net income attributable to non-controlling interest	(0.1)	0

Net income attributable to the Company	4.2	9.6

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

Total revenue. The total revenue for NAU for the year ended May 31, 2012 was $117.8 million, an increase of $12.5 million or 11.8%, as compared to total revenue of $105.4 million for the year ended May 31, 2011. The increase was primarily due to the enrollment increase of approximately 12%, which was consistent with our investment in new program development, program expansion, development of new educational sites and student retention initiatives, over the prior year. The enrollment increase can also be attributed, in part, to the current economic downturn, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. In addition, the increase in total revenue is due to an average tuition increase of 4.7% that was approved by NAU’s board of governors in January 2011 and became effective September 2011, and fees billed to affiliated institutions for our courseware development, technical support and online class hosting services. We believe that management’s execution of NAU’s well-defined strategic plan contributed to the increase in revenues.

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

Selling, general and administrative expenses. The selling, general and administrative expense as a percentage of total academic segment revenue increased by 4.7% for the year ended May 31, 2012, to 64.2%, as compared to 59.5% for the year ended May 31, 2011. This increase was primarily the result of the university’s additional expenses relating to opening new locations. The selling, general and administrative expenses for the year ended May 31, 2012 were $75.7 million, an increase of $13.0 million, or 20.7% as compared to selling, general and administrative expenses of $62.7 million for the year ended May 31, 2011. The increase was attributed to additional support staff necessary to support our continued growth, increased admissions staff to support our growth plan and larger marketing costs to sustain our growth initiative.

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

Liquidity and Capital Resources

Liquidity. At May 31, 2013, and May 31, 2012, cash, cash equivalents and marketable securities were $31.9 million and $30.6 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificate of deposits. Of the amounts listed above, the marketable securities for May 31, 2013 and May 31, 2012 were $20.7 million and $14.9 million, respectively.

We retain a $3.0 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are secured by the Company’s checking, savings and investment accounts held by the bank. There were no advances outstanding against the line at May 31, 2013 and May 31, 2012.

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

Operating Activities. Net cash provided by operating activities was $16.0 million and $12.9 million for the years ended May 31, 2013 and 2012, respectively. This increase is related primarily to the increase in result of operations and certain non-cash items which included a $1.4 million increase in depreciation and amortization and the result of a decrease in cash used for working capital, which included $3.5 million increase in other long-term liabilities and accounts payable which was off-set by a $1.2 million increase in accounts and other receivables.

Net cash provided by operating activities was $12.9 million and $15.8 million for the years ended May 31, 2012 and 2011, respectively. This decrease is related primarily to the decrease in result of operations offset by adjustments for certain non-cash items which included a $1.4 million increase in depreciation and amortization and $0.6 million increase in deferred income taxes.

Investing Activities. Net cash used in investing activities was $14.8 million for the year ended May 31, 2013, as compared to the net cash used in investing activities of $9.4 million for the year ended May 31, 2012. This increase in cash used in investing activities was primarily the result of decreased proceeds received from the sale of investments, net of purchase of investments, of $10.0 million. This decrease was offset by a $4.5 million decrease in the purchase of property and equipment.

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

Financing Activities. Net cash used in financing activities was $5.7 million for May 31, 2013 as compared to net cash used in financing activities of $13.5 million for the year ended May 31, 2012. The decrease is due to $1.8 million of stock repurchases in 2013 compared to $10.1 million of repurchases in 2012.

Net cash used in financing activities was $13.5 million for May 31, 2012 as compared to net cash provided by financing activities of $16.4 million for the year ended May 31, 2011. In Fiscal 2011, we had cash inflows of $32.1 million related to the additional issuance of common stock as well as $5.9 million received for warrant conversion, which were not repeated in Fiscal 2012. The cash used in Fiscal 2012 was primarily attributed to $10.0 million in dividends paid.

The table below sets forth our contractual commitments associated with operating leases as of May 31, 2013:

	Payments Due By Period (in thousands)
	Total	Within 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$46,471	$5,714	$11,284	$10,439	$19,217

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

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At May 31, 2013, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows. To date there have been no material drawings on the lines of credit.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

National American University Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National American University Holdings, Inc. and subsidiaries

Rapid City, South Dakota

We have audited the accompanying consolidated balance sheets of National American University Holdings, Inc. and subsidiaries (the "Company") as of May 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of National American University Holdings, Inc. and subsidiaries as of May 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

August 2, 2013

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2013 AND 2012

(In thousands except share data)

	May 31,	May 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,130	$15,658
Available for sale investments	20,748	14,917
Student receivables — net of allowance of $870 and $759 at May 31, 2013 and 2012, respectively	3,628	2,804
Other receivables	722	366
Bookstore inventory	0	6
Income tax receivable	122	974
Deferred income taxes	1,353	1,914
Prepaid and other current assets	841	613

Total current assets	38,544	37,252

Total property and equipment—net	44,944	40,496

OTHER ASSETS:
Condominium inventory	1,778	2,667
Land held for future development	312	312
Course development — net of accumulated amortization of $2,066 and $1,715 at May 31, 2013 and 2012, respectively	1,107	1,241
Other	1,397	1,130

	4,594	5,350

TOTAL	$88,082	$83,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$66	$40
Accounts payable	5,403	4,175
Dividends payable	1,004	840
Student accounts payable	1,067	659
Deferred income	195	236
Accrued and other liabilities	6,966	6,717

Total current liabilities	14,701	12,667

DEFERRED INCOME TAXES	5,720	5,098

OTHER LONG-TERM LIABILITIES	6,479	4,161

CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	10,394	10,460

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,090,269 issued and 25,047,086 outstanding as of May 31, 2013; 28,057,891 issued and 25,574,124 outstanding as of May 31, 2012	3	3
Additional paid-in capital	57,656	57,203
Retained earnings	12,610	11,239
Treasury stock, at cost (3,043,183 shares at May 31, 2013 and 2,483,767 at May 31, 2012)	(19,359)	(17,589)
Accumulated other comprehensive income, net of taxes—unrealized gain on available for sale securities	7	25

Total National American University Holdings, Inc. stockholders' equity	50,917	50,881

Non-controlling interest	(129)	(169)
Total equity	50,788	50,712

TOTAL	$88,082	$83,098

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MAY 31, 2013, 2012, AND 2011

(In thousands except share data)

	2013	2012	2011
REVENUE:
Academic revenue	$117,609	$109,833	$99,216
Auxiliary revenue	10,259	7,992	6,153
Rental income — apartments	1,098	1,069	990
Condominium sales	210	0	449

Total revenue	129,176	118,894	106,808

OPERATING EXPENSES:
Cost of educational services	29,188	27,831	22,575
Selling, general and administrative	82,906	77,476	64,474
Auxiliary expense	6,780	4,747	2,888
Cost of condominium sales	192	0	381
Loss (gain) on disposition of property	100	(320)	82

Total operating expenses	119,166	109,734	90,400

OPERATING INCOME	10,010	9,160	16,408

OTHER INCOME (EXPENSE):
Interest income	111	133	148
Interest expense	(1,044)	(594)	0
Other income — net	107	121	123

Total other (expense) income	(826)	(340)	271

INCOME BEFORE INCOME TAXES	9,184	8,820	16,679
INCOME TAX EXPENSE	(3,698)	(3,683)	(6,375)

NET INCOME	5,486	5,137	10,304
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(40)	(88)	(38)

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	5,446	5,049	10,266
OTHER COMPREHENSIVE (LOSS) INCOME —
Unrealized losses on investments, before tax	(50)	(74)	(37)
Income tax benefit related to items of other comprehensive income	11	27	13
Reclassification to earnings of realized losses	21	0	0

OTHER COMPREHENSIVE LOSS, NET OF TAX	(18)	(47)	(24)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$5,428	$5,002	$10,242

Basic net earnings attributable to National American University Holdings, Inc.	$0.21	$0.19	$0.39
Diluted net earnings attributable to National American University Holdings, Inc.	$0.21	$0.19	$0.38
Basic weighted average shares outstanding	25,556,391	26,488,265	26,236,783
Diluted weighted average shares outstanding	25,561,468	26,638,427	26,836,039

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2013, 2012, AND 2011

(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Equity attributable to non-controlling interest	Total stockholders’ equity
Balance - May 31, 2010	$2	$19,165	$2,389	$96	$0	$(295)	$21,357
Issuance of 4,550,000 shares common stock net of issuance cost of $1,578	1	30,498	0	0	0	0	30,499
Conversion of 1,068,387 warrants to 1,068,387 shares common stock	0	5,876	0	0	0	0	5,876
Purchase of 1,000,000 shares common stock for the treasury	0	0	0	0	(7,505)	0	(7,505)
Share based compensation expense	0	1,104	0	0	0	0	1,104
Dividends declared	0	0	(3,106)	0	0	0	(3,106)
Net income	0	0	10,266	0	0	38	10,304
Other comprehenisve loss, net of tax	0	0	0	(24)	0	0	(24)

Balance—May 31, 2011	$3	$56,643	$9,549	$72	$(7,505)	$(257)	$58,505
Purchase of 1,468,873 shares common stock for the treasury	0	0	0	0	(10,084)	0	(10,084)
Share based compensation expense	0	560	0	0	0	0	560
Dividends declared	0	0	(3,359)	0	0	0	(3,359)
Net income	0	0	5,049	0	0	88	5,137
Other comprehenisve loss, net of tax	0	0	0	(47)	0	0	(47)

Balance—May 31, 2012	$3	$57,203	$11,239	$25	$(17,589)	$(169)	$50,712
Purchase of 559,416 shares common stock for the treasury	0	0	0	0	(1,770)	0	(1,770)
Share based compensation expense	0	453	0	0	0	0	453
Dividends declared	0	0	(4,075)	0	0	0	(4,075)
Net income	0	0	5,446	0	0	40	5,486
Other comprehensive loss, net of tax	0	0	0	(18)	0	0	(18)

Balance—May 31, 2013	$3	$57,656	$12,610	$7	$(19,359)	$(129)	$50,788

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2013, 2012, AND 2011

(In thousands except share data)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,486	$5,137	$10,304
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,650	4,239	2,861
Loss (gain) on disposition of property and equipment	100	(320)	81
Realized loss on available for sale investments	21	0	0
Provision for uncollectable tuition	4,479	4,204	3,350
Noncash compensation expense	453	560	1,104
Deferred income taxes	1,194	2,107	1,540
Changes in assets and liabilities:
Accounts and other receivables	(5,659)	(4,483)	(3,010)
Student notes	(87)	(109)	(411)
Bookstore inventory	6	1,051	(137)
Condominium inventory	30	(3)	382
Prepaid and other current assets	(228)	(54)	262
Accounts payable	1,112	(142)	(665)
Deferred income	(41)	(58)	(11)
Other long-term liabilities	2,318	128	1,324
Income tax receivable/payable	852	286	(1,491)
Accrued and other liabilities	249	314	294

Net cash flows provided by operating activities	15,935	12,857	15,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(39,927)	(67,993)	(35,995)
Proceeds from sale of available for sale investments	34,046	72,087	27,982
Purchases of property and equipment	(8,647)	(13,205)	(6,659)
Proceeds from sale of property and equipment	21	430	1
Payments received on contract for deed	1	0	0
Course development	(217)	(585)	(454)
Other	(19)	(115)	(48)

Net cash flows used in investing activities	(14,742)	(9,381)	(15,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(40)	(100)	0
Purchase of treasury stock	(1,770)	(10,084)	(7,505)
Cash received for warrants	0	0	5,876
Issuance of common stock	0	0	32,077
Cash paid for stock issuance	0	0	(640)
Dividends paid	(3,911)	(3,350)	(13,391)

Net cash flows (used in) provided by financing activities	(5,721)	(13,534)	16,417

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

82

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MAY 31, 2013, 2012, AND 2011

(In thousands except share data)

	2013	2012	2011
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(4,528)	$(10,058)	$17,021
CASH AND CASH EQUIVALENTS — Beginning of year	15,658	25,716	8,695

CASH AND CASH EQUIVALENTS — End of year	$11,130	$15,658	$25,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$1,653	$1,289	$6,308

Cash paid for interest	$1,045	$510	$—

Capital lease additions	$0	$10,600	$—

Tenant improvements paid by lessor	$0	$0	$1,271

Condominium inventory sold under contract for deed	$162	$—	$—

Property & equipment purchases included in accounts payable	$670	$—	$—

Dividends declared at May 31, 2013, 2012 and 2011	$1,004	$840	$831

(Concluded)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

(Dollar amounts, except share and per share amounts, in thousands)

1.	STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), Fairway Hills, the Fairway Hills Park and Recreational Association, the Park West Owners’ Association, and the Company’s interest in Fairway Hills Section III Partnership (the “Partnership”). The Partnership is 50% owned by Dlorah and 50% owned by individual family members, most of whom are also either direct or indirect stockholders of the Company.

The Partnership is deemed to be a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10, Consolidation. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the purpose and design of the VIE, the risks that the VIE were designed to create and pass along to other entities, the activities of the VIE that could be directed and which entity could direct them, and the expected relative impact of those activities on the economic performance of the VIE. The Company assesses its VIE determination with respect to an entity on an ongoing basis and has not identified any additional VIEs in which it holds a significant interest.

The Company has determined that the Partnership qualifies as a VIE and that the Company is the primary beneficiary of the Partnership. Accordingly, the Company consolidated assets, liabilities, and net income of the Partnership within its consolidated balance sheets and statements of income. As of May 31, 2013 and 2012, the consolidated balance sheets include Partnership assets of $866 and $891, respectively, and Partnership liabilities of $99 and $109, respectively. The consolidated statements of income include Partnership net income of $79, $176, and $76 for the years ended May 31, 2013, 2012, and 2011, respectively.

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

National American University Holdings, Inc., formerly known as Camden Learning Corporation, was incorporated in the State of Delaware on April 10, 2007. On November 23, 2009, Dlorah, Inc. a South Dakota corporation (“Dlorah”), became a wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Reorganization between the Company and Dlorah.

The Company’s common stock is listed as NAUH on The NASDAQ Global Market. The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors and master’s degree programs in business-related disciplines, such as accounting, management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites and online. Operations include educational sites (two of which are pending regulatory approvals – Houston, Texas and the Rouche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, and contracts to provide online course development, hosting and technical assistance to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with U.S. Department of Education requirements, including the maintenance of certain financial ratios.

The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

Approximately 91%, 92% and 93% of the Company’s total revenues for the years ended May 31, 2013, 2012 and 2011, respectively were derived from NAU’s academic revenue.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash is held in bank accounts that periodically exceed insured limits; however, no losses have occurred, and the Company feels the risk of loss is not significant.

Investments — The Company’s investments consist of government-backed bonds and certificates of deposit. These securities are classified as “available-for-sale.” Available-for-sale securities represent securities carried at fair value in the consolidated balance sheets. Unrealized gains and losses deemed to be temporary are reported net of taxes and included in other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income – net in the consolidated statements of income. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. The net realized losses on sales of investments totaled $21, $0, and $0 for each of the years ended May 31, 2013, 2012 and 2011, respectively.

The Company’s investments were comprised of the following at May 31:

	2013				2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury debt securities	$18,307	$8	$—	$18,315	$14,215	$40	$—	$14,255
Certificates of deposit	2,430	3	—	2,433	662	—	—	662

Total	$20,737	$11	$—	$20,748	$14,877	$40	$—	$14,917

As of May 31, 2013, the Company’s investment maturity dates are as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses < 1 Year	Gross Unrealized Holding Losses > 1 Year	Fair Value
Less than one year	$19,748	$8	$—	$—	$19,756
One to five years	989	3	—	—	992

Total	$20,737	$11	$—	$—	$20,748

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

Student Receivables — Student receivables are recorded at estimated net realizable value and are revised periodically based on estimated future collections. Interest and service charges are applied to all past due student receivables; however, collections are first applied to principal balances until such time that the entire principal balance has been received. Student accounts are charged off only when reasonable collection means are exhausted. The University has determined that most accounts with an outstanding balance of 180 days after the start of the term are uncollectable. Bad debt expense is included in selling, general and administrative cost on the consolidated statements of income.

Other Receivables — Other receivables consist of institutional, which are amounts due from other educational institutions to which the University provides instruction and course materials, and are stated at net realizable value.

Property and Equipment — Property and equipment are stated at cost. Renewals and improvements are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in operating income. For financial statement purposes, depreciation includes the depreciation of the capital lease obligation in the amount of $530 and $309 for the fiscal years 2013 and 2012, respectively. Total depreciation expense was $5,650, $4,239, and $2,861 for the fiscal years 2013, 2012, and 2011, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and building improvements	19–40
Land improvements	10–20
Furniture, vehicles, and equipment	5–15

For tax purposes, depreciation is computed using the straight-line and accelerated methods.

Property and equipment — net consists of the following as of May 31 (in thousands):

	2013	2012
Land	$659	$659
Land improvements	374	374
Buildings and building improvements	45,843	40,268
Furniture, vehicles, and equipment	25,443	23,664

Total gross property and equipment	72,319	64,965
Less accumulated depreciation	(27,375)	(24,469)

Total net property and equipment	$44,944	$40,496

Capitalized Course Development Costs — The University internally develops curriculum and electronic instructional materials for certain courses. The curriculum is primarily developed by employees and contractors. The curriculum is integral to the learning system. Customers do not acquire the curriculum or future rights to it.

The Company capitalizes course development costs. Costs that qualify for capitalization are external direct costs, payroll, and payroll-related costs. Costs related to general and administrative functions are not capitalized and are expensed as incurred. Capitalization ends at such time that the course and/or material is available for general use by faculty and students. After becoming available for general use, the costs are amortized on a course-by-course basis over a period of three to five years. After the amortization period commences, the cost of maintenance and support is expensed as incurred. If it is determined that the curriculum will not be used, the capitalized curriculum costs are written off and expensed in the period of this determination.

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

Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be held for sale are carried at the lower of carrying value or fair value, less cost to sell. The Company had no impairments in 2013, 2012, or 2011.

Deferred Income Taxes — Deferred income taxes are provided using the asset and liability method whereby deferred tax assets and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Non-Controlling Interest — The non-controlling interest presented on the consolidated statements of income represents the individual owners’ share of the Partnership’s income or loss. The consolidated balance sheet amount “Non-controlling interest” represents the individual owners’ share of the Partnership obligations in excess of Partnership assets. The Company has determined the non-controlling owners to have a legal obligation to fund such deficits and believes it is fully collectable at May 31, 2013.

Leases—Leases in which the risk of ownership is retained by the lessor are classified as operating leases. Leases which substantially transfer all of the benefits and risks inherent in ownership to the lessee are classified as capital leases. Assets acquired under capital leases are depreciated on the same basis as property, plant and equipment. Leasehold improvements are depreciated over the depreciable lives of the corresponding fixed assets or the related lease term, whichever is shorter.

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

Auxiliary Revenue — Auxiliary revenue represents revenues from the University’s food service, bookstore, and dormitory operations. Revenue is recognized as items are sold and services are performed and is recorded net of any applicable sales tax.

Rental Income — Rental income is primarily obtained from tenants of three apartment complexes under short-term operating leases. Tenants are required to pay rent on a monthly basis. Rent not paid by the end of the month is considered past due, while significant amounts paid in advance are included in deferred income on the consolidated balance sheets. If a tenant becomes 60 days past due, eviction procedures are started.

Rental Expense — The University accounts for rent expense under its long-term operating leases using the straight-line method. Certain of the University’s operating leases contain rent escalator provisions. Accordingly, a $6,479 and $4,161, deferred rent and tenant improvement liability at May 31, 2013 and 2012, respectively, is recorded in other long-term liabilities on the consolidated balance sheets.

Advertising — The University follows the policy of expensing the cost of advertising as incurred. Advertising costs of $12,390, $16,000 and $10,521 for 2013, 2012 and 2011, respectively, are generally included in selling, general, and administrative expenses on the consolidated statements of income.

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

In February 2013, The FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassification adjustments out of accumulated other comprehensive income. The amendment was issued in response to ASU 2011-05 and requires disclosure of the amount, if significant, reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information would be provided. The standard allows the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. The Company has adopted this standard as of May 31, 2013.

5.	DEPARTMENT OF EDUCATION REQUIREMENTS

The University extends unsecured credit to a portion of the students who are enrolled throughout the campuses for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV Higher Education Act of 1965, as amended (the “Higher Education Act”). The University is required under 34 CFR 600.5(d) to maintain at least 10% of its revenues (calculated on a cash basis) from non-Title IV program funds. The University believes they are in compliance with this requirement for the years ended May 31, 2013, 2012 and 2011, as shown in the underlying calculation:

	2013		2012		2011
Title IV HEA funds received	$104,763		$89,390		$78,388

Academic revenue (cash basis)	$116,745	=89.74%	$105,577	=84.67%	$99,393	=78.87%

To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by the U.S. Department of Education (the “Department of Education”), and be certified as an eligible institution by the Department of Education. For this reason, educational institutions are subject to extensive regulatory requirements imposed by all of these entities. After an educational institution receives the required certifications by the appropriate entities, the educational institution must demonstrate compliance with the Department of Education’s regulations pertaining to Title IV Programs on an ongoing basis. Included in these regulations is the requirement that the Company must satisfy specific standards of financial responsibility. The Department of Education evaluates educational institutions for compliance with these standards each year, based upon an educational institution’s annual audited financial statements, as well as following any changes in ownership. Under regulations which took effect July 1, 1998, the Department of Education calculates an educational institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the educational institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the educational institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the educational institution’s ability to operate at a profit. This composite score can range from -1 to +3.

An educational institution that does not meet the Department of Education’s minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the Department of Education. Based on the consolidated financial statements for the 2013, 2012 and 2011 fiscal years, the University’s calculations result in a composite score of 2.4, 2.7, and 3.0, respectively. Therefore the University currently meets the minimum composite score requirement as most recently required by the Department of Education.

6.	CONDOMINIUM PROJECT

During 2009, the Company completed construction on a new building containing 24 condominium units to be sold to the general public. These condominium units are accounted for as condominium inventory within the consolidated balance sheets, and the sales of the condominium units are recorded as condominium sales within the consolidated statements of income. Ten units have been sold as of May 31, 2013, with one additional unit sold subsequent to year-end. The unit sold in March 2013 was sold under a financing arrangement. The contract calls for interest at 3% and requires monthly payments of $0.9 through March 1, 2018, at which time all remaining principal will be due in full. The outstanding balance of $161 at May 31, 2013 is recognized as other current assets of $6 and other long-term assets of $155 in the consolidated balance sheets. No amounts are past due based on contractual terms at May 31, 2013. Future minimum receipts under this contract are as follows:

2014	$6
2015	6
2016	6
2017	7
2018	136

Thereafter	$161

In addition, six units of an existing 48-unit apartment building have been sold as condominiums, with the remaining units available for sale or lease. These condominium units are accounted for within net property and equipment within the consolidated balance sheets, and the sales of the condominium units are recorded as a gain on disposition of property within the consolidated statements of income.

7.	CONTRACT FOR DEED

The Company signed a contract for deed on its former Rapid City campus located at 321 Kansas City street on March 28, 2013 for $4,000 (see Note 9 for capital lease on new campus). Of this sales price, $20 was received as a down payment. The remaining $3,980 is being financed by the Company for three years at 5% interest. Annual interest payments are due each December 31. No principal payments are required until the expiration of the contract’s three-year term; however, any such payments received may result in removal of the lien on certain buildings included in the campus property.

Because the buyer’s initial and continuing investment is not adequate in accordance with ASC 360-20-40 and the note receivable is not supported by specific evidence of collectability, the sale has not met the accounting requirements to be considered consummated. As such, the property remains on the consolidated balance sheets and continues to be depreciated, the note receivable has not been recorded, and interest income will be recognized as received. The sale will be recorded at such time the uncertainties surrounding the transaction are removed. For federal income tax purposes, the sale has been recognized. A portion of the taxable gain will be due for the year ended May 31, 2013, and the remaining portion will be payable as cash is received under the installment method.

As part of the contract for deed, the University is leasing back the Animal Health building for $7 per month under a long-term lease agreement beginning June 1, 2013. The building is not considered a significant portion of the property sold. All rent due to the buyer will offset interest income payments due under the contract for deed.

8.	LINES OF CREDIT

The University maintained a $3,000 unsecured revolving line of credit with Great Western Bank that matured on May 31, 2013, the line was renewed for an additional year maturing on May 31, 2014. Advances under the line bear interest at prime (3.25% at May 31, 2013). No advances had been made on this line of credit at May 31, 2013.

The university maintained a $3,000 line of credit with Great Western Bank that matured on May 31, 2012. Advances under the line bore interest at prime (3.25% at May 31, 2012). No advances had been made on this line of credit at any time during the year ended May 31, 2012.

9.	LEASES

The University leases building facilities for branch operations and equipment for classroom operations under operating leases with various terms and conditions. Total rent expense for the years ended May 31, 2013, 2012 and 2011, was $5,429, $5,032 and $4,481, respectively.

Future minimum lease payments on non-cancelable operating leases for the five years ending May 31 are as follows:

2014	$5,714
2015	5,706
2016	5,578
2017	5,262
2018	5,177
Thereafter	19,217

As part of ongoing operations, the Company entered into an arrangement for additional space that houses the Corporate headquarters, distance learning operations, and the new Rapid City campus operations (see Note 7 for sale of old campus). The Company is obligated to make future payments under a capital lease obligation, which totaled $25.1 million, had a net present value of $10.5 million as of May 31, 2013, and was recognized as current and non-current capital lease payable of $66 and $10,394 at May 31, 2013 and $40 and $10,460 at May 31, 2012, respectively. The asset is included in net property and equipment in the consolidated balance sheets.

The following is a schedule of future minimum commitments for the capital lease as of May 31, 2013:

2014	$1,071
2015	1,092
2016	1,114
2017	1,137
2018	1,159
Thereafter	17,992

Total future minimum lease obligation	$23,565
Less: Imputed interest on capital leases	(13,105)

Net present value of lease obligations	$10,460

10.	STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,000,000, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 25,047,086 and 25,574,124 shares of common stock were outstanding as of May 31, 2013 and 2012, respectively. No shares of preferred stock were outstanding.

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

On May 10, 2013, the Company’s Board of Directors authorized the repurchase of its outstanding common stock in a privately negotiated transaction. 550,000 shares were repurchased for $3.15 per share. The shares purchased have been retired as treasury stock.

Other common stock repurchases during the year ended May 31, 2013 were done in the ordinary course of business.

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At May 31, 2013, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At May 31, 2013 611,665 shares of common stock remain available for issuance under the Plan.

Restricted stock

The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

During the quarter ended August 31, 2012, the Company issued 46,088 restricted stock units (“RSUs”) with performance based vesting at a grant date fair value of $4.60 per share. The number of shares to be earned was determined by the Company’s profitability during the year ended May 31, 2013. During the year ended May 31, 2013, the performance criteria required for vesting of 11,869 RSUs was attained; the remaining 34,219 RSUs issued were cancelled.

During the quarter ended August 31, 2012, the Company also awarded 13,044 restricted stock awards with time based vesting at a grant date fair value of $4.60 per share to the members of the board of directors. Shares vest one year from the grant date and require board service for the entire year. During the quarter ended November 30, 2012, the Company awarded 3,659 restricted stock awards with time based vesting at a grant date fair value of $4.10 per share to director Jeffrey Berzina and cancelled 3,261 restricted stock awards with a grant date fair value of $4.60 per share issued to John Reynolds. Mr. Berzina was elected to the board of directors to replace Mr. Reynolds who resigned his position.

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

Compensation expenses associated with restricted stock awards and restricted stock unit awards, respectively, totaled $48 and $55 for the year ended May 31, 2013, $237 and $0 for the year ended May 31, 2012, and $607 and $293 for the year ended May 31, 2011. In addition, federal and state payroll taxes totaling $0, $140 and $275 related to these awards were also included in compensation expense for the years ended May 31, 2013, 2012, and 2011, respectively. At May 31 2013, unamortized compensation cost of restricted stock and restricted stock unit awards totaled $15. The unamortized cost is expected to be recognized over a weighted-average period of 0.3 years as of May 31, 2013.

A summary of restricted shares activity under the Plan as of May 31, 2013 and 2012, and changes during the year then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2011	54,166	$8.62
Granted	43,388	10.59
Vested	(54,638)	8.63
Forfeited	(41,500)	10.59

Non-vested shares at May 31, 2012	1,416	$10.59
Granted	62,791	4.57
Vested	(13,285)	5.24
Forfeited	(37,480)	4.60

Non-vested shares at May 31, 2013	13,442	$4.46

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the consolidated statements of income as operating expense based on their fair value over the requisite service period.

For stock options issued during the years ended May 31, 2013 and 2012, the following assumptions were used to determine fair value:

Assumptions used:	2013		2012
Expected term (in years)	5.99		6.00
Expected volatility	61.20%		50.00%
Weighted average risk free interest rate Weighted average risk free interest rate range	0.85 0.80-0.85	% %	1.22 1.22	% %
Weighted average expected dividend Weighted average expected dividend range	2.87 2.87	% %	1.13 1.13	% %
Weighted average fair value	$2.01		$4.56

Expected volatilities are based on historic volatilities from the traded shares of NAUH. The Company has limited historical data to estimate forfeitures. The expected term of options granted is the safe harbor period. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company.

A summary of option activity under the Plan as of May 31, 2013 and 2012, and changes during the years then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractu al life (in years)	Aggregate intrinsic value
Outstanding at May 31, 2011	121,750	$9.17	9.1
Granted	133,500	10.59
Exercised	—	—
Forfeited or canceled	(31,300)	9.88	—	—

Outstanding at May 31, 2012	233,950	$9.92	8.7	$—

Exercisable at May 31, 2012	54,625	$9.17	8.1	$—

Outstanding at May 31, 2012	223,950	$9.92	8.7
Granted	156,800	4.60
Exercised	—	—
Forfeited or canceled	(12,750)	9.35

Outstanding at May 31, 2013	368,000	$7.67	8.4	$—

Exercisable at May 31, 2013	133,031	$9.58	7.5	$—

The Company recorded compensation expense for stock options of $275, $323 and $204 for the years ended May 31, 2013, 2012 and 2011 respectively, in the statement of operations. As of May 31, 2013 there was $431 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.7 years as of May 31, 2013.

The Company plans to issue new shares as settlement of options exercised. There were no options exercised during the year ended May 31, 2013 or 2012.

On May, 31, 2013, 303,500 options with a weighted average exercise price of $7.46 were surrendered and canceled in exchange for restricted stock units with a grant date of June 1, 2013.

Dividends

The following table presents details of the Company’s fiscal year 2013 and 2012 dividend payments:

Date declared	Record date	Payment date	Per share
August 29, 2011	September 30, 2011	October 7, 2011	$0.0300
November 4, 2011	December 31, 2011	January 9, 2012	$0.0325
January 30, 2012	March 30, 2012	April 6, 2012	$0.0325
April 30, 2012	June 30, 2012	July 9, 2012	$0.0325
August 27, 2012	September 30, 2012	October 5, 2012	$0.0400
October 29, 2012	December 14, 2012	December 28, 2012	$0.0400
January 28, 2013	March 29, 2013	April 12, 2013	$0.0400
April 29, 2013	June 28, 2013	July 12, 2013	$0.0400

11.	EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan Payable — The Company sponsors a 401(k) plan for its University employees, which provides for a discretionary match, net of forfeitures, of up to 5%. The University uses certain consistently applied operating ratios to determine contributions. The University’s contributions were $735, $601, and $555 for the years ended May 31, 2013, 2012 and 2011, respectively.

Compensation Plans — The Company has entered into employment agreements, as amended, with Dr. Ronald Shape, Chief Executive Officer and Dr. Jerry Gallentine, President, that require, among other things, an annual incentive payment as defined in the agreements. The incentive payments are paid in installments each year, are recorded in selling, general and administrative expenses and accrued other liabilities in the consolidated financial statements, and total $451, $0 and $634 for 2013, 2012 and 2011, respectively. In addition, as part of the Chief Executive Officer compensation plan, $100 annually will be paid as a restricted stock award under the 2009 Stock Option and Compensation Plan – see Note 10.

On May 2, 2011, the Company approved a Chief Executive Officer Compensation Plan and a Cabinet Level Officer Compensation Plan, in connection with establishing the overall compensation levels for the executive management team of the Company for the 2012 fiscal year. Each compensation plan has a base salary component, quarterly achievement award component and an annual achievement award component as defined in the agreements. A similar Senior Executive Level Officer Compensation Plan was announced on May 21, 2012 for the 2013 fiscal year, and a Named Executive Officer Compensation Plan was announced on April 29, 2013 for the 2014 fiscal year.

12.	SELF-INSURED HEALTH INSURANCE

The Company maintains a self-insured health insurance plan for employees. Under this plan, the Company pays a monthly fee to its administrator, as well as claims submitted by its participants. As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted, the Company has recorded a liability for outstanding claims of $611 and $287 at May 31, 2013 and 2012, respectively. Such liability is reported with accrued liabilities in the consolidated balance sheets. At May 31, 2013, the Company’s maximum aggregate risk was approximately $4,345. The maximum specific risk per participant is $50 per year, although total risk for all participants will not exceed the noted maximum aggregate risk for the year.

13.	INCOME TAXES

Components of the provision for income taxes for the years ended May 31, 2013, 2012 and 2011, were as follows:

	2013	2012	2011
Current tax expense:
Federal	$2,053	$1,065	$4,189
State	451	511	647

	2,504	1,576	4,836

Deferred tax expense:
Federal	1,105	2,020	1,434
State	89	87	105

	1,194	2,107	1,539

Total tax expense	$3,698	$3,683	$6,375

The effective tax rate varies from the statutory federal income tax rate for the following reasons:

	2013	2012	2011
Statutory	34.0%	34.0%	34.0%
State income taxes — net of federal benefit	4.2	3.5	3.2
Permanent differences and other	2.1	4.7	1.0

Effective income tax rate	40.3%	42.2%	38.2%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) as of May 31 were as follows:

	2013	2012
Deferred income tax assets:
Account receivable allowances	$349	$308
Bad debt write-offs	519	1,082
Other	173	265
Accrued salaries	801	657
Start up costs	334	363
Capital lease obligations	3,923	3,938
Deferred rent	2,222	1,560

Total deferred income tax assets	8,321	8,173

Deferred income tax liabilities:
Fixed assets and course development	(12,368)	(11,121)
Prepaid expenses	(316)	(221)
Other	(4)	(15)

Total deferred income tax liabilities	(12,688)	(11,357)

Net deferred income tax liabilities	$(4,367)	$(3,184)

The Company follows the guidance of ASC Topic 740, Income Taxes, formerly FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which requires that income tax positions must be more likely than not to be sustained based solely on their technical merits in order to be recognized. The Company has recorded no liability for uncertain tax positions. The Company has elected to record interest and penalties from unrecognized tax benefits in the tax provision.

The Company files income tax returns in the U.S. federal jurisdiction and various states. Because of closure of an Internal Revenue Service examination, the Company is no longer subject to U.S. federal income tax examinations for years before 2010 and, generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2007.

14.	EARNINGS PER SHARE

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	For the year ended May 31,
	2013	2012	2011
Numerator:
Net Income attributable to National American University Holdings, Inc and subsidiaries	$5,446	$5,049	$10,266

Denominator:
Weighted average shares outstanding used to compute basic net income per common share	25,556,391	26,488,265	26,236,783
Incremental shares issuable upon the assumed exercise stock options	—	—	—
Incremental shares issuable upon the assumed vesting of restricted shares	5,077	47,547	—
Incremental shares issuable upon the assumed exercise of warrants	—	102,615	599,256

Common shares used to compute diluted net income per share	25,561,468	26,638,427	26,836,039

Basic net income per common share	0.21	0.19	0.39
Diluted net income per common share	0.21	0.19	0.38

A total of 368,000, 223,950 and 121,750 shares of common stock subject to issuance upon exercise of stock options for the years ended May 31, 2013, 2012 and 2011, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

15.	COMMITMENTS AND CONTINGENCIES

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

16.	RELATED-PARTY TRANSACTIONS

The Company is required under 34 CFR668.23(d) to disclose all related-party transactions (as defined within the regulation) regardless of materiality to the financial statements. All related-party transactions are intercompany amounts that are eliminated in consolidation.

17.	FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at May 31, 2013 and 2012:

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

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
May 31, 2013
Investments
CD’s and money market accounts	$1,860	$2,190	$—	$4,050
US treasury bills and notes	18,314	—	—	18,314

Total assets at fair value	$20,174	$2,190	$—	$22,364

May 31, 2012
Investments
CD’s and money market accounts	$1,831	$419	$—	$2,250
US treasury bills and notes	14,255	—	—	14,255

Total assets at fair value	$16,086	$419	$—	$16,505

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

General administrative costs of the Company are allocated to specific divisions of the Company. The following table presents the reportable segment financial information:

	2013			2012			2011
			Consolidated			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic	$117,609	$0	$117,609	$109,833	$0	$109,833	$99,216	$0	$99,216
Auxiliary	10,259	0	10,259	7,992	0	7,992	6,153	0	6,153
Rental income apartments	0	1,098	1,098	0	1,069	1,069	0	990	990
Condominium sales	0	210	210	0	0	0	0	449	449

Total revenue	127,868	1,308	129,176	117,825	1,069	118,894	105,369	1,439	106,808

Operating expenses:
Cost of educational services	29,188	0	29,188	27,831	0	27,831	22,575	0	22,575
Selling, general administrative	81,193	1,713	82,906	75,671	1,805	77,476	62,672	1,802	64,474
Auxiliary	6,780	0	6,780	4,747	0	4,747	2,888	0	2,888
Cost of condominium sales	0	192	192	0	0	0	0	381	381
(Gain) loss on disposition of property	33	67	100	40	(360)	(320)	82	0	82

Total operating expenses	117,194	1,972	119,166	108,289	1,445	109,734	88,217	2,183	90,400

Income (loss) from operations	10,674	(664)	10,010	9,536	(376)	9,160	17,152	(744)	16,408

Other income
(expense):
Interest income	98	13	111	133	0	133	148	0	148
Interest expense	(1,044)	0	(1,044)	(594)	0	(594)	0	0	0
Other (expense) income net	(22)	129	107	0	121	121	0	123	123

Total other income (expense)	(968)	142	(826)	(461)	121	(340)	148	123	271

Income (loss) before taxes	$9,706	$(522)	$9,184	$9,075	$(255)	$8,820	$17,300	$(621)	$16,679

Total assets	$75,115	$12,967	$88,082	$70,404	$12,694	$83,098	$60,215	$17,723	$77,938

Expenditures for for long-lived assets	$8,462	$235	$8,697	$13,025	$180	$13,205	$6,430	$229	$6,659

Depreciation & amortization	$5,090	$560	$5,650	$3,692	$547	$4,239	$2,326	$535	$2,861

19.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected unaudited quarterly financial information for the last eight quarters.

	Quarter
	First	Second	Third	Fourth
Fiscal Year Ended May 31, 2013
Revenues	$29,450	$34,509	$32,055	$33,162
(Loss) income from operations	(22)	4,872	2,906	2,254
Net (loss) income	(151)	2,865	1,617	1,155
Net (loss) income attributable to NAUH and Subs	(164)	2,865	1,599	1,146
Net (loss) income per share (common):
Basic	(0.01)	0.11	0.06	0.05
Diluted	(0.01)	0.11	0.06	0.05
Fiscal Year Ended May 31, 2012
Revenues	$25,397	$30,445	$29,942	$33,110
Income from operations	1,762	3,258	1,347	2,793
Net income	1,106	1,958	506	1,567
Net income attributable to NAUH and Subs	1,023	1,943	519	1,564
Net income per share (common):
Basic	0.04	0.07	0.02	0.06
Diluted	0.04	0.07	0.02	0.06

20.	SUBSEQUENT EVENTS

On May, 31, 2013, 303,500 options with a weighted average exercise price of $7.46 were surrendered and canceled in exchange for restricted stock units with performance based vesting issued June 1, 2013 at a grant date fair value of $3.78 per share. On June 1, 2013, the Company also issued 446,500 restricted stock units with performance based vesting at a grant date fair value of $3.78 per share to certain named executives. The performance criteria for vesting is the achievement of a specified composite letter grade and a defined EBIT at May 31, 2015. These award were approved by the board of directors, but are subject to shareholder approval, which is considered to be perfunctory because our majority owner approved the plan, grant and exchange offer in his capacity as a director and indicated that he will approve the plan, grant and exchange offer in his capacity as the majority shareholder.

On July 8, 2013, one parcel of the property included in the contract for deed (see Note 7) was settled for $750 plus accrued interest.

Our current certification to participate in the Title IV programs, which is not provisional, was effective in June 2013 and extends through March 31, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2013. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of May 31, 2013, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of May 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2013.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after May 31, 2013. Except for those portions specifically incorporated in this annual report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this annual report on Form 10-K.

(a)(2) Financial Statement Schedules

None required.

(b)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated August 7, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.2	Amended and Restated Agreement and Plan of Reorganization, dated August 11, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.3	Amendment No. 1 to the Amended and Restated Agreement and Plan of Reorganization, dated October 26, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc., and Dlorah, Inc. **

3.1	Second Amended and Restated Certificate of Incorporation***

3.2	Amended Bylaws

4.1	Specimen Common Stock Certificate***

10.1	Registration Rights Agreement, dated as of November 23, 2009, by and among Camden Learning Corporation and each of H. & E. Buckingham Limited Partnership and Robert D. Buckingham Living Trust. ***

10.2	Registration Rights Agreement, dated as of November 29, 2007, by and among Camden Learning Corporation and certain of the founding stockholders of Camden Learning Corporation. ****

10.3	Form of Restricted Stock Agreement under the registrant’s 2009 Stock Option and Compensation Plan.*****

10.4	National American University Holdings, Inc. 2009 Stock Option and Compensation Plan.***

10.5	Employment Agreement between Dlorah, Inc. and Jerry L. Gallentine, amended and restated September 9, 2003, and further amended by the First Amendment to Employment Agreement, dated November 18, 2009. ***

10.6	Employment Agreement between Dlorah, Inc. and Ronald Shape, dated effective as of June 1, 2012.###

10.7	Joinder to Registration Rights Agreement, dated as of January 12, 2010 between National American University Holdings, Inc. and T. Rowe Price Associates, Inc. on behalf of its investment advisory clients T. Rowe Price Small-Cap Value Fund, Inc. and T. Rowe Price U.S. Equities Trust.#

10.8	Form of Director Indemnification Agreement******

10.9	Named Executive Officer Compensation Plan####

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	the following materials from National American University Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013, are formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Balance Sheets, (b) Consolidated Statements of Income, (c) Consolidated Statements of Stockholders Equity, (d) Consolidated Statements of Cash Flows, and (e) Notes to Annual Consolidated Financial Statements

*	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on August 11, 2009.
**	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on October 27, 2009.
***	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on November 30, 2009.
****	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on December 5, 2007.
*****	Incorporated by reference to National American University Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 12, 2010.
******	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on May 11, 2010.
#	Incorporated by reference to National American University Holdings, Inc.’s Registration Statement on Form S-1 filed on March 23, 2010.
##	Incorporated by reference to National American University Holdings, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A filed on May 11, 2010.
###	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on September 6, 2012.
####	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on May 3, 2013.

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
(principal financial officer and principal accounting officer)

Dated as of August 2, 2013.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of August 2, 2013.

Name	Title

/s/ Robert D. Buckingham
Robert D. Buckingham	Chairman of the Board of Directors

/s/ Jerry L. Gallentine
Jerry L. Gallentine, Ph.D.	President and Director

/s/ Therese K. Crane
Therese K. Crane, Ed.D.	Director

/s/ Jeffrey B. Berzina
Jeffrey B. Berzina	Director

/s/ Thomas D. Saban
Thomas D. Saban, Ph.D.	Director

/s/ David L. Warnock
David L. Warnock	Director

/s/ Richard L. Halbert
Richard L. Halbert	Director

/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.	Chief Executive Officer and Director