Form 10-Q
period 2013-08-31
National American University Holdings, Inc.
filed 2013-10-04
CIK 1399855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of September 30, 2013, 25,085,074 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF AUGUST 31, 2013 AND CONDENSED

CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2013

(In thousands except share data)

	August 31,	May 31,
	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,742	$11,130
Available for sale investments	23,235	20,748
Student receivables—net of allowance of $689 and $870 at August 31, 2013 and May 31, 2013, respectively	2,867	3,628
Other receivables	519	722
Income tax receivable	355	122
Deferred income taxes	1,279	1,353
Prepaid and other current assets	1,356	841

Total current assets	38,353	38,544

Total property and equipment—net	43,858	44,944

OTHER ASSETS:
Condominium inventory	1,257	1,778
Land held for future development	312	312
Course development—net of accumulated amortization of $2,154 and $2,066 at August 31, 2013 and May 31, 2013, respectively	1,125	1,107
Other	1,373	1,397

	4,067	4,594

TOTAL	$86,278	$88,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$73	$66
Accounts payable	4,567	5,403
Dividends payable	1,131	1,004
Student accounts payable	1,236	1,067
Deferred income	215	195
Accrued and other liabilities	6,747	6,966

Total current liabilities	13,969	14,701

DEFERRED INCOME TAXES	5,600	5,720

OTHER LONG-TERM LIABILITIES	6,549	6,479

CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	10,374	10,394

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,138,905 issued and 25,085,074 outstanding as of August 31, 2013; 28,090,269 issued and 25,047,086 outstanding as of May 31, 2013	3	3
Additional paid-in capital	58,193	57,656
Retained earnings	11,153	12,610
Treasury stock, at cost (3,053,831 shares at August 31, 2013 and 3,043,183 at May 31, 2013)	(19,399)	(19,359)
Accumulated other comprehensive income, net of taxes—unrealized gain on available for sale securities	2	7

Total National American University Holdings, Inc. stockholders’ equity	49,952	50,917

Non-controlling interest	(166)	(129)
Total equity	49,786	50,788

TOTAL	$86,278	$88,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012

(In thousands except share data)

	Three Months Ended
	August 31,
	2013	2012
REVENUE:
Academic revenue	$27,650	$26,477
Auxiliary revenue	2,772	2,699
Rental income—apartments	287	274
Condominium sales	220	0

Total revenue	30,929	29,450

OPERATING EXPENSES:
Cost of educational services	7,005	7,135
Selling, general and administrative	22,222	20,421
Auxiliary expense	1,970	1,843
Cost of condominium sales	191	0
(Gain) loss on disposition of property	(97)	73

Total operating expenses	31,291	29,472

OPERATING LOSS	(362)	(22)

OTHER INCOME (EXPENSE):
Interest income	26	31
Interest expense	(252)	(253)
Other income—net	44	35

Total other expense	(182)	(187)

LOSS BEFORE INCOME TAXES	(544)	(209)
INCOME TAX BENEFIT	178	58

NET LOSS	(366)	(151)
NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	37	(13)

NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	(329)	(164)
OTHER COMPREHENSIVE LOSS—Unrealized losses on investments, net of tax	(5)	(22)

COMPREHENSIVE LOSS ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(334)	$(186)

Basic net loss attributable to National American University Holdings, Inc.	$(0.01)	$(0.01)
Diluted net loss attributable to National American University Holdings, Inc.	$(0.01)	$(0.01)
Basic weighted average shares outstanding	25,056,382	25,574,478
Diluted weighted average shares outstanding	25,056,382	25,574,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012

(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Non-controlling	stockholders’
	stock	capital	earnings	income	stock	interest	equity
Balance—May 31, 2012	$3	$57,203	$11,239	$25	$(17,589)	$(169)	$50,712
Share based compensation expense	0	79	0	0	0	0	79
Dividends declared	0	0	(1,024)	0	0	0	(1,024)
Net (loss) income	0	0	(164)	0	0	13	(151)
Other comprehensive loss, net of tax	0	0	0	(22)	0	0	(22)

Balance—August 31, 2012	$3	$57,282	$10,051	$3	$(17,589)	$(156)	$49,594

Balance—May 31, 2013	$3	$57,656	$12,610	$7	$(19,359)	$(129)	$50,788
Purchase of 10,648 shares common stock for the treasury	0	0	0	0	(40)	0	(40)
Share based compensation expense	0	537	0	0	0	0	537
Dividends declared	0	0	(1,128)	0	0	0	(1,128)
Net loss	0	0	(329)	0	0	(37)	(366)
Other comprehensive loss, net of tax	0	0	0	(5)	0	0	(5)

Balance—August 31, 2013	$3	$58,193	$11,153	$2	$(19,399)	$(166)	$49,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012

(In thousands except share data)

	Three Months Ended
	August 31	August 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(366)	$(151)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	1,551	1,351
(Gain) loss on disposition of property and equipment	(97)	73
Provision for uncollectable tuition	734	1,365
Noncash compensation expense	537	79
Deferred income taxes	(46)	580
Changes in assets and liabilities:
Accounts and other receivables	230	(2,417)
Student notes	47	(18)
Bookstore inventory	0	6
Condominium inventory	188	0
Prepaid and other current assets	(515)	246
Accounts payable	(170)	942
Deferred income	20	(15)
Other long-term liabilities	70	36
Income tax receivable/payable	(233)	(666)
Accrued and other liabilities	(219)	(734)

Net cash flows provided by operating activities	1,731	677

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(13,491)	(4,744)
Proceeds from sale of available for sale investments	10,999	8,236
Purchases of property and equipment	(944)	(2,453)
Proceeds from sale of property and equipment	500	0
Payments received on contract for deed	2	0
Course development	(106)	(81)
Other	(25)	(28)

Net cash flows (used in) provided by investing activities	(3,065)	930

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(13)	(6)
Purchase of treasury stock	(40)	0
Dividends paid	(1,001)	(832)

Net cash flows used in financing activities	(1,054)	(838)

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012

(In thousands except share data)

	Three Months Ended
	August 31	August 31
	2013	2012
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(2,388)	$769
CASH AND CASH EQUIVALENTS—Beginning of year	11,130	15,658

CASH AND CASH EQUIVALENTS—End of period	$8,742	$16,427

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$102	$29

Cash paid for interest	$251	$253

Property & equipment purchases included in accounts payable	$173	$0

Dividends declared at August 31, 2013 and 2012	$1,128	$1,024

(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012

(Dollar amounts, except share and per share amounts, in thousands)

1.	STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed balance sheet as of May 31, 2013, was derived from the audited financial statements for the Company for the year then ended. These financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s 10-K filed on August 2, 2013. Furthermore, the results of operations and cash flows for the three months ended August 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through the date of filing. All intercompany transactions and balances have been eliminated.

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

The Company’s common stock is listed as NAUH on The NASDAQ Global Market. The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites and online. In addition, in August 2013, NAU was approved by the Higher Learning Commission to offer an Education Doctorate (Ed.D) in Community College Leadership, which will be offered in Austin, Texas. Operations include educational sites (two of which are pending regulatory approvals –Houston, Texas and the Rouche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, and contracts to provide online course development, hosting and technical assistance to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with U.S. Department of Education requirements, including the maintenance of certain financial ratios.

The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

For the three months ended August 31, 2013 and 2012, 89% and 90%, respectively, of the Company’s total revenues were derived from NAU’s academic revenue.

3.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to National American University Holdings, Inc. by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended August 31
	2013	2012
Numerator:
Net income attributable to National American Universtiy Holdings, Inc.	$(329)	$(164)

Denominator:
Weighted average shares outstanding used to compute basic net income per common share	25,056,382	25,574,478
Incremental shares issuable upon the assumed exercise of stock options	—	—
Incremental shares issuable upon the assumed exercise of restricted shares	—	—

Common shares used to compute diluted net income per share	25,056,382	25,574,478

Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)

A total of 76,942 and 389,794 shares of common stock subject to issuance upon exercise of stock options for the three months ended August 31, 2013 and 2012, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

4.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

5.	CONTRACT FOR DEED

The Company signed a contract for deed on its former Rapid City campus located at 321 Kansas City Street on March 28, 2013 for $4,000. Of this sales price, $20 was received as a down payment. The remaining $3,980 is being financed by the Company for three years at 5% interest. Annual interest payments are due each December 31. No principal payments are required until the expiration of the contract’s three-year term; however, any such payments received may result in removal of the lien on certain buildings included in the campus property.

Because the buyer’s initial and continuing investment is not adequate in accordance with ASC 360-20-40, and the note receivable is not supported by specific evidence of collectability, the sale has not met the accounting requirements to be considered consummated. As such, the property remains on the condensed consolidated balance sheets and continues to be depreciated because the asset has not met the held for sale criteria, the note receivable has not been recorded, and interest income will be recognized as received. The sale will be recorded at such time the uncertainties surrounding the transaction are removed. For federal income tax purposes, the sale has been recognized. A portion of the taxable gain will be due for the year ended May 31, 2013, and the remaining portion will be payable as cash is received under the installment method.

As part of the contract for deed, the University is leasing back the Animal Health building for $7 per month under a long-term lease agreement beginning June 1, 2013. The building is not considered a significant portion of the property sold. All rent due to the buyer will offset interest income payments due under the contract for deed.

On July 8, 2013, the Company received $760 as payment on the contract for deed, to include $10 in interest and $500 toward the release of a lien on the dormitory buildings included in the campus property. As such, the dormitory buildings and land were deemed sold, resulting in a gain of $97. The remaining cash received of $250 is considered a non-refundable deposit at August 31, 2013.

6.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At August 31, 2013, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At August 31, 2013, 877,312 shares of common stock remained available for issuance under the Plan.

In April 2013, the Company’s Board of Directors recommended for shareholder approval at the October 2013 Shareholder Meeting the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan. The Company may grant restricted stock awards or restricted stock units to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Restricted stock grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant and vest over various terms. At August 31, 2013, no shares of common stock remained available for issuance under the 2013 Plan.

Restricted stock

The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

During the quarter ended August 31, 2013, the Company issued 750,000 restricted stock units (“RSUs”) with performance based vesting under the 2013 Plan. Approval of the 2013 Plan at the October shareholder meeting is viewed as perfunctory. The number of shares to be earned will be determined by the Company’s profitability and other operating metrics during the year ending May 31, 2015. 446,500 RSU’s were issued with a grant date of June 1, 2013 and a grant date fair value of $3.78 per share. The total fair value of these RSU’s will be amortized over the two year service period.

The remaining 303,500 RSUs were issued with a grant date of June 1, 2013 to certain holders of time based vesting stock options who surrendered a like number of stock options in exchange. This grant was accounted for as a modification of the original option awards. The incremental fair value at the time of the exchange of $890, calculated using the restricted stock unit grant date fair value of $3.78 per share, plus the remaining unamortized fair value associated with the options surrendered of $420, will be amortized over the two year service period of the RSUs.

Compensation expense associated with restricted stock awards and restricted stock unit awards, respectively, totaled $12 and $375 for the quarter ended August 31, 2013. Total noncash compensation expense for the quarter ended August 31, 2013 included stock received by an executive of $150 that is unrestricted and without any vesting criteria. For the quarter ended August 31, 2012, compensation expense associated with restricted stock awards and restricted stock unit awards, respectively, totaled $7 and $17. At August 31, 2013, unamortized compensation cost of restricted stock and restricted stock unit awards totaled $2,625. The unamortized cost is expected to be recognized over a weighted-average period of 1.7 years as of August 31, 2013.

A summary of restricted shares activity under the Plan as of August 31, 2013 and 2012, and changes during the three month periods then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2013	13,442	$4.46
Granted	446,500	3.78
Modified	303,500	4.31
Vested	(9,783)	4.60
Forfeited	0	0

Non-vested shares at August 31, 2013	753,659	$4.00

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2012	1,416	$10.59
Granted	59,132	4.60
Vested	(1,416)	10.59
Forfeited	0	0

Non-vested shares at August 31, 2012	59,132	$4.60

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

There were no stock options issued in the quarter ended August 31, 2013. For stock options issued during the three months ended August 31, 2012, the following assumptions were used to determine fair value:

August 31,
Assumptions used:	2012
Expected term (in years)	5.990
Expected volatility	61.20%
Weighted average risk free interest rate	0.85%
Weighted average risk free interest rate range	0.80-0.85%
Weighted average expected dividend	2.87%
Weighted average expected dividend range	2.87%
Weighted average fair value	$2.01

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

A summary of option activity under the Plan as of August 31, 2013 and 2012, and changes during the three month periods then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value ($000)
Outstanding at May 31, 2013	368,000	$7.67
Granted	0	0
Exercised	0	0
Modified	(303,500)	7.46

Forfeited or canceled	(1,000)	9.35

Outstanding at August 31, 2013	63,500	$8.67	7.3	$—

Exercisable at August 31, 2013	60,000	$8.91	7.2	$—

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value ($000)
Outstanding at May 31, 2012	223,950	$9.92
Granted	156,800	4.60
Exercised
Forfeited or canceled	(4,000)	9.35	—	—

Outstanding at August 31, 2012	376,750	$7.71	9.1	$—

Exercisable at August 31, 2012	141,781	$9.56	8.2	$—

On June 1, 2013, 303,500 stock options were exchanged for 303,500 performance vesting restricted stock units, as noted above in the restricted stock paragraphs of this footnote.

The Company recorded compensation expense for stock options of $5 and $55 for the three months ended August 31, 2013 and 2012, respectively, in the statements of operations. As of August 31, 2013 there was $6 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 0.9 years as of August 31, 2013.

The Company plans to issue new shares as settlement of options as they are exercised.

Dividends

The following table presents details of the Company’s fiscal 2013 and 2012 dividend payments:

Date declared	Record date	Payment date	Per share
August 27, 2012	September 30, 2012	October 5, 2012	$0.0400
October 29, 2012	December 14, 2012	December 28, 2012	$0.0400
January 28, 2013	March 29, 2013	April 12, 2013	$0.0400
April 29, 2013	June 28, 2013	July 12, 2013	$0.0400
August, 2013	September 30, 2013	(est) October 11, 2013	$0.0450

7.	COMMITMENTS AND CONTINGENCIES

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

8.	FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
August 31, 2013
Investments
CD’s and money market accounts	374	$3,683	$—	$4,057
US treasury bills and notes	$19,310	—	—	19,310

Total assets at fair value	$19,684	$3,683	$—	$23,367

May 31, 2013
Investments
CD’s and money market accounts	1,860	$2,190	$—	$4,050
US treasury bills and notes	$18,314	—	—	18,314

Total assets at fair value	$20,174	$2,190	$—	$22,364

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

General administrative costs of the Company are allocated to specific divisions of the Company.

The following table presents the reportable segment financial information, in thousands:

	Three months ended August 31 2013			Three months ended August 31, 2012
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$27,650	$0	$27,650	$26,477	$0	$26,477
Auxiliary revenue	2,772	0	2,772	2,699	0	2,699
Rental income — apartments	0	287	287	0	274	274
Condomimium sales	0	220	220	0	0	0

Total revenue	30,422	507	30,929	29,176	274	29,450

Operating expenses:
Cost of educational services	7,005	0	7,005	7,135	0	7,135
Selling, general & administrative	21,779	443	22,222	19,989	432	20,421
Auxiliary expense	1,970	0	1,970	1,843	0	1,843
Cost of condominium sales		191	191	0	0	0
Loss on disposition of property	0	(97)	(97)	6	67	73

Total operating expenses	30,754	537	31,291	28,973	499	29,472

Income (loss) from operations	(332)	(30)	(362)	203	(225)	(22)

Other income (expense):
Interest income	12	14	26	28	3	31
Interest expense	(252)	0	(252)	(253)	0	(253)
Other (expense) income — net	0	44	44	0	35	35

Total other (expense) income	(240)	58	(182)	(225)	38	(187)

Income (loss) before taxes	$(572)	$28	$(544)	$(22)	$(187)	$(209)

	As of August 31, 2013			As of May 31, 2013
	NAU	Other	Consolidated Total	NAU	Other	Consolidated Total
Total assets	$74,168	$12,110	$86,278	$75,115	$12,967	$88,082

10.	SUBSEQUENT EVENTS

On October 2, 2013, the Company executed an amendment to the capital lease of the central administration and Rapid City campus property that includes a monthly setoff against future lease payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on August 2, 2013 and its other filings with the Securities and Exchange Commission (the “SEC”). The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering associate, bachelor’s and master’s degree programs in business-related disciplines, such as accounting, management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online. In addition, in August 2013, NAU was approved by the Higher Learning Commission to offer an Education Doctorate (Ed.D) in Community College Leadership, which will be offered in Austin, Texas. Operations include 37 locations (two of which are pending regulatory approvals – Houston, Texas and the Rouche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota.

As of August 31, 2013, NAU had enrolled 2,357 students in courses at its physical locations, 6,592 students for its online programs, and 1,794 students at its hybrid learning centers that attended physical campus locations and also took classes online. NAU supports the instruction of 2,500 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1.6% of our revenues for the quarter ended August 31, 2013.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the three months ended August 31, 2013, approximately 89% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the three months ended August 31, 2013 and 2012 were 2.4% and 4.6%, respectively.

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

The following chart is a summary of our student enrollment on August 31, 2013 and 2012, by degree type and by instructional delivery method.

	August 31, 2013 (Summer ‘14 Qtr)	August 31, 2012 (Summer ‘13 Qtr)	% Growth for same quarter over prior year
	Number of Students	Number of Students
Graduate	339	338	0.3%
Undergraduate and Diploma	10,404	10,012	3.9%

Total	10,743	10,350	3.8%

On-Campus	2,357	2,536	(7.1)%
Online	6,592	6,068	8.6%
Hybrid	1,794	1,746	2.7%

Total	10,743	10,350	3.8%

We experienced a 3.8% growth in enrollment in the summer term 2014 over the summer term 2013. We believe we have realized a significant, yet steady increase in enrollments since 2005 due to our investment in the expansion and development of physical locations and academic programming. In addition, we believe that our strategic plan was critical in obtaining the growth and results of operations that we have seen over the last year.

We plan to continue expanding and developing our academic programming and potentially, making acquisitions. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate our positive enrollment trends will continue. To the extent the economic downturn has caused enrollment growth, our ability to maintain or increase that portion of our growth will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which these enrollment trends will continue will be correlated with the opening of additional physical locations, the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through acquisitions. If market conditions decline or if we are unable to add admissions staff, develop or expand academic programming or make acquisitions, whether as a result of regulatory limitations or other factors, our growth rate will likely decline.

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

Stock-based compensation. We expect to incur increased non-cash, stock based compensation expense in connection with existing and future issuances under our 2009 Stock Option and Compensation Plan, the 2013 Restricted Stock Unit Plan or other equity incentive plans.

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

Department of Education Rulemaking

On August 30, 2013, as part of its previously announced negotiated rulemaking process to define whether certain educational programs comply with the Higher Education Act’s requirement of preparing students for gainful employment in a recognized occupation, the Department of Education issued draft regulatory language that would determine eligibility for Title IV funds and require certain student notice requirements, based on whether an educational program satisfies annual metrics related to student loan borrowing and earnings of graduates. These metrics are as follows:

•	Debt-to-discretionary earnings ratio, which compares (i) the annual repayment required on student loan debt incurred by students who completed the program to (ii) their discretionary earnings; and

•	Debt-to-earnings ratio, which compares (i) the annual repayment required on student loan debt incurred by students who completed the program to (ii) their actual annual earnings.

The Department’s draft regulatory language also includes additional provisions, some of which are more restrictive than the terms of the regulation proposed in 2011 in connection with the program integrity regulations. The negotiated rulemaking committee considered the Department’s draft regulatory language during its first session on September 9-11, 2013, and is scheduled to hold its second session October 21-23, 2013. We are evaluating the potential impact of the draft regulatory language, which may be significantly revised in connection with the negotiated rulemaking sessions and subsequent notice and comment period.

Results of Operations — Three Months Ended August 31, 2013 Compared to Three Months Ended August 31, 2012

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended August 31, 2013 In percentages	Three Months Ended August 31, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.6	24.2
Selling, general and administrative	71.8	69.4
Auxiliary expense	6.4	6.3
Cost of condominium sales	0.6	0.0
(Gain) loss on disposition of property	(0.3)	0.2

Total operating expenses	101.1	100.1
Operating loss	(1.1)	(0.1)
Interest expense	(0.8)	(0.8)
Interest income	0.1	0.1
Other income	0.1	0.1

Loss before income taxes	(1.7)	(0.7)
Income tax benefit	0.6	0.1
Net income attributable to non-controlling interest	0.1	0.0

Net loss attributable to the Company	(1.0)%	(0.6)%

For the three months ended August 31, 2013, our total revenue was $30.9 million, an increase of $1.5 million or 5.0%, as compared to total revenue of $29.5 million for the same period in 2012. The increase was primarily due to the execution of our strategic growth plan which resulted in an average enrollment increase of 3.8% for the three months ended August 31, 2013 over the prior year and to a board approved tuition increase that became effective September 2012. The enrollment increases were driven by our investment in new programs, expansion of existing programs to new markets and an improved enrollment management system of monitoring and improving our recruitment processes. Our revenue for the three months ended August 31, 2013 consisted of $30.4 million from our NAU operations and $0.5 million from our other operations.

Total operating expenses were $31.3 million or 101.1% of total revenue for the three months ended August 31, 2013, which is an increase of $1.8 million compared to the same period in 2012. Loss from operations was $(0.4) million or (1.1)% of total revenue for the three months ended August 31, 2013, which is a decrease of $0.3 million compared to the same period in 2012. Net loss attributable to the Company was $0.3 million or (1.0)% of total revenue for the three months ended August 31, 2013 as compared to $0.2 million or (0.6)% of total revenue for the three months ended August 31, 2012.

We experience losses in the first quarter due to the seasonality of our business which results in lower enrollment in the summer quarter. In addition, our fixed costs have increased due to additional admissions staffing and institutional support to ensure the quality of our academic programs, increased rent expense due to the transition of three campuses from temporary to permanent sites and increased shared based compensation expense used to aid in recruiting and retaining employees, officers, directors and other consultants.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended August 31, 2013 In percentages	Three Months Ended August 31, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.0	24.5
Selling, general and administrative	71.6	68.5
Auxiliary expense	6.5	6.3
Loss on disposition of property	0.0	0.0

Total operating expenses	101.1	99.3
Operating income	(1.1)	0.7
Interest expense	(0.8)	(0.9)
Interest income	0.0	0.1
Other income	0.0	0.0

Loss before non-controlling interest and taxes	(1.9)%	(0.1)%

Total revenue. The total revenue for NAU for the three months ended August 31, 2013 was $30.4 million, an increase of $1.2 million or 4.3%, as compared to total revenue of $29.2 million for the same period in 2012. The increase was primarily due to the average enrollment increase of 3.8% for the three months ended August 31, 2013 over the same period in 2012. In addition, the increase in total revenue is due to a board approved average tuition increase of 5.4% that became effective September 2012 and fees billed to affiliate institutions for our courseware development, technical support and online class hosting services. We believe that NAU’s well-defined strategic plan continues to contribute to the increase in the revenues.

The academic revenue for the three months ended August 31, 2013 was $27.6 million, an increase of $1.2 million or 4.4%, as compared to academic revenue of $26.5 million for the same period in 2012. The increase was primarily due to the enrollment increase over the prior year. The auxiliary revenue was $2.8 million, an increase of $0.1 million or 2.7%, as compared to auxiliary revenue of $2.7 million for the same period in 2012. This increase in auxiliary revenue was primarily driven by increased enrollment growth.

Cost of educational services. The educational services expense as a percentage of total revenue decreased by 1.5 percentage points for the three months ended August 31, 2013, to 23.0%, as compared to 24.5% for the same period in 2012. This decrease was a result of fixed costs such as facility expenses on an increasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 3.1 percentage points for the three months ended August 31, 2013, to 71.6%, as compared to 68.5% for the same period in 2012. The selling, general and administrative expenses for the three months ended August 31, 2013 were $21.8 million, an increase of $1.8 million, or 9.0%, as compared to selling, general and administrative expenses of $20.0 million for the same period in 2012. Included in these numbers are the additional admissions staffing and institutional support to bring the developmental campuses online which is required to ensure the operation of these new locations and to support the quality of our academic programs. As these locations mature and the revenue base grows the costs associated with these locations will continue to see improvement as a percentage of revenue. Also included is an increase in rent expense as a result of three campuses transitioning from temporary, start-up sites to permanent long-term locations and to share based compensation expense used to aid in recruiting and retaining employees, officers, directors and other consultants.

Auxiliary. Auxiliary expenses for the three months ended August 31, 2013 were $2.0 million, an increase of $0.1 million as compared to auxiliary expenses of $1.8 million for the same period in 2012. The increase is due to increased cost of books sold which is a result of a 3.8% increase in enrollments.

Income before non-controlling interest and taxes. The loss before non-controlling interest and taxes for the three months ended August 31, 2013 was $0.6 million an increase of $0.4 million as compared to a $0.2 million loss for the same period in 2012. This is discussed above in more detail.

Liquidity and Capital Resources

Liquidity. At August 31, 2013, and May 31, 2013, cash, cash equivalents and marketable securities were $32.0 million and $31.9 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities at August 31, 2013 and May 31, 2013 were $23.2 million and $20.7 million, respectively.

We maintain one line of credit to support ongoing operations. This line of credit is available to support timing differences between inflows and outflows of cash. During the first three months of fiscal year 2014 ended August 31, 2013, the line of credit was not utilized. We retain this $3.0 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are unsecured. There were no advances outstanding against this line at August 31, 2013 and May 31, 2013.

Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the next 12 months. These expenditures include our plans for continued expansion and development of new programming and growth of our affiliate relationships. Our current focus is to fit expenditures with enrollment patterns. Also, we believe that we are positioned to further supplement our liquidity with debt, if needed.

Operating Activities. Net cash provided by operating activities for the three months ended August 31, 2013 and 2012 were $1.7 million and $0.7 million, respectively. This increase is due to a reduction in cash used to fund working capital, primarily due to improved collections of our accounts and other receivables and the sale of a condominium unit. This was offset by adjustments for uncollectable tuition and non-cash compensation.

Investing Activities. Net cash used by investing activities was $3.0 million for the three months ended August 31, 2013, as compared to the net cash provided by investing activities of $1.0 million for the three months ended August 31, 2012. The increase in the cash used by investing activities was primarily related to the selling and buying of investments, which resulted in net spending of $2.5 million in fiscal 2014 as compared to net proceeds of $3.5 million in fiscal 2013. This was offset by slower expansion and development in the current year resulting in the decrease in purchases of property and equipment of $1.6 million for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012 and the receipt of $0.5 million related to the sale of the dormitory building of the former Rapid City campus.

Financing Activities. Net cash used by financing activities was $1.1 million and $0.8 million for the three months ended August 31, 2013 and 2012 respectively. The increase of $0.3 million is primarily due to an increase in dividends paid as compared to the prior year.

Contractual Obligations. In 2012, as part of our ongoing operations, we entered into an arrangement for additional space that houses the corporate headquarters, distance learning operations, and the Rapid City campus operations that obligates us to make future payments under a capital lease obligation, which totaled $23.3 million or a net present value of $10.4 million as of August 31, 2013 and was recognized as current and non-current capital lease payable of $0.1 million and $10.3 million respectively and was included in our condensed consolidated balance sheet.

The following is a schedule of future minimum commitments for the Company’s capital lease as of August 31, 2013:

($ in thousands)	Capital Leases
2014	$806
2015	1,092
2016	1,114
2017	1,137
2018	1,159
Thereafter	17,992

Total future minimum lease obligation	$23,300
Less: Imputed interest on capital leases	(12,853)

Net present value of lease obligations	$10,447

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three month period ended August 31, 2013. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At August 31, 2013, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

New rulemaking by the Department of Education could result in regulatory changes that adversely affect our business.

On August 30, 2013, as part of its previously announced negotiated rulemaking process to define whether certain educational programs comply with the Higher Education Act’s requirement of preparing students for gainful employment in a recognized occupation, the Department of Education issued draft regulatory language that would determine eligibility for Title IV funds and require certain student notice requirements, based on whether an educational program satisfies annual metrics related to student loan borrowing and earnings of graduates.

These metrics are as follows:

•	Debt-to-discretionary earnings ratio, which compares (i) the annual repayment required on student loan debt incurred by students who completed the program to (ii) their discretionary earnings; and

•	Debt-to-earnings ratio, which compares (i) the annual repayment required on student loan debt incurred by students who completed the program to (ii) their actual annual earnings.

The Department’s draft regulatory language also includes additional provisions, some of which are more restrictive than the terms of the regulation proposed in 2011 in connection with the program integrity regulations. The negotiated rulemaking committee considered the Department’s draft regulatory language during its first session on September 9-11, 2013, and is scheduled to hold its second session October 21-23, 2013. We are evaluating the potential impact of the draft regulatory language, which may be significantly revised in connection with the negotiated rulemaking sessions and subsequent notice and comment period. We cannot predict with certainty the timing, form or impact of regulations resulting from the negotiated rulemaking process on our operations. Compliance with any future regulations on gainful employment could reduce our enrollments, increase our cost of doing business, and have a material effect on our business.

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

Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Amended and Restated Bylaws of National American University Holdings, Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National American University Holdings, Inc.
(Registrant)

Dated: October 4, 2013	By:	/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer

	By:	/s/ Venessa D. Green
Venessa D. Green, MBA, CPA
Chief Financial Officer

Exhibit Index

Exhibit	Description

3.1	Amended and Restated Bylaws of National American University Holdings, Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files