Form 10-Q
period 2013-11-30
National American University Holdings, Inc.
filed 2014-01-10
CIK 1399855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of December 31, 2013, 25,108,562 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheet as of November 30, 2013 and Condensed Consolidated Balance Sheet as of May 31, 2013	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended November 30, 2013 and November 30, 2012	5
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2013 and November 30, 2012	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2013 and November 30, 2012	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4.	CONTROLS AND PROCEDURES	31

	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	31
ITEM 1A.	RISK FACTORS	32
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	34
ITEM 4.	MINE SAFETY DISCLOSURES	34
ITEM 5.	OTHER INFORMATION	34
ITEM 6.	EXHIBITS	35

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF NOVEMBER 30, 2013 AND CONDENSED

CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2013

(In thousands except share data)

	November 30,	May 31,
	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,730	$11,130
Available for sale investments	18,236	20,748
Student receivables—net of allowance of $649 and $870 at November 30, 2013 and May 31, 2013, respectively	3,071	3,628
Other receivables	680	722
Income tax receivable	0	122
Deferred income taxes	1,275	1,353
Prepaid and other current assets	2,138	841

Total current assets	39,130	38,544

Total property and equipment—net	43,117	44,944

OTHER ASSETS:
Condominium inventory	1,257	1,778
Land held for future development	312	312
Course development—net of accumulated amortization of $2,243 and $2,066 at November 30, 2013 and May 31, 2013, respectively	1,113	1,107
Note receivable—tenant improvements	1,766	0
Deposit on property and equipment	1,556	0
Other	1,337	1,397

Total other assets	7,341	4,594

TOTAL	$89,588	$88,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$188	$66
Accounts payable	4,776	5,403
Dividends payable	1,134	1,004
Student accounts payable	1,128	1,067
Income taxes payable	190	0
Deferred income	255	195
Accrued and other liabilities	7,154	6,966

Total current liabilities	14,825	14,701

DEFERRED INCOME TAXES	5,600	5,720

OTHER LONG-TERM LIABILITIES	6,579	6,479

CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	12,206	10,394

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,162,735 issued and 25,106,822 outstanding as of November 30, 2013; 28,090,269 issued and 25,047,086 outstanding at May 31, 2013)	3	3
Additional paid-in capital	58,564	57,656
Retained earnings	11,383	12,610
Treasury stock, at cost (3,055,913 shares at November 30, 2013 and 3,043,183 at May 31, 2013)	(19,407)	(19,359)
Accumulated other comprehensive income, net of taxes—unrealized gain on available for sale securities	0	7

Total National American University Holdings, Inc. stockholders’ equity	50,543	50,917

Non-controlling interest	(165)	(129)
Total equity	50,378	50,788

TOTAL	$89,588	$88,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

(In thousands except share data)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
REVENUE:
Academic revenue	$58,233	$57,995	$30,583	$31,518
Auxiliary revenue	5,090	5,420	2,318	2,721
Rental income — apartments	568	544	281	270
Condominium sales	220	0	0	0

Total revenue	64,111	63,959	33,182	34,509

OPERATING EXPENSES:
Cost of educational services	14,601	14,650	7,596	7,515
Selling, general and administrative	43,765	40,807	21,543	20,386
Auxiliary expense	3,668	3,592	1,698	1,749
Cost of condominium sales	194	0	3	0
Loss (gain) on disposition of property	(70)	60	27	(13)

Total operating expenses	62,158	59,109	30,867	29,637

OPERATING INCOME	1,953	4,850	2,315	4,872

OTHER INCOME (EXPENSE):
Interest income	50	64	24	33
Interest expense	(399)	(505)	(147)	(252)
Other income — net	80	55	36	20

Total other expense	(269)	(386)	(87)	(199)

INCOME BEFORE INCOME TAXES	1,684	4,464	2,228	4,673
INCOME TAX EXPENSE	(687)	(1,750)	(865)	(1,808)

NET INCOME	997	2,714	1,363	2,865
NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	36	(13)	(1)	0

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	1,033	2,701	1,362	2,865
OTHER COMPREHENSIVE (LOSS) INCOME —
Unrealized losses on investments, net of tax	(7)	(35)	(2)	(13)
Reclassification to earnings of realized losses	0	10	0	10

OTHER COMPREHENSIVE LOSS, NET OF TAX	(7)	(25)	(2)	(3)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$1,026	$2,676	$1,360	$2,862

Basic net earnings attributable to National American University Holdings, Inc.	$0.04	$0.11	$0.05	$0.11
Diluted net earnings attributable to National American University Holdings, Inc.	$0.04	$0.11	$0.05	$0.11
Basic weighted average shares outstanding	25,075,120	25,575,683	25,094,063	25,576,902
Diluted weighted average shares outstanding	25,079,741	25,579,582	25,096,152	25,586,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012

(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Non-controlling interest	Total stockholders’ equity
Balance—May 31, 2012	$3	$57,203	$11,239	$25	$(17,589)	$(169)	$50,712
Purchase of 1,536 shares common stock for the treasury	0	0	0	0	(7)	0	(7)
Share based compensation expense	0	248	0	0	0	0	248
Dividends declared	0	0	(2,048)	0	0	0	(2,048)
Net income	0	0	2,701	0	0	13	2,714
Other comprehensive loss, net of tax	0	0	0	(25)	0	0	(25)

Balance—November 30, 2012	$3	$57,451	$11,892	$0	$(17,596)	$(156)	$51,594

Balance—May 31, 2013	$3	$57,656	$12,610	$7	$(19,359)	$(129)	$50,788
Purchase of 12,730 shares common stock for the treasury	0	0	0	0	(48)	0	(48)
Share based compensation expense	0	908	0	0	0	0	908
Dividends declared	0	0	(2,260)	0	0	0	(2,260)
Net income	0	0	1,033	0	0	(36)	997
Other comprehensive loss, net of tax	0	0	0	(7)	0	0	(7)

Balance—November 30, 2013	$3	$58,564	$11,383	$0	$(19,407)	$(165)	$50,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012

(In thousands except share data)

	Six Months Ended
	November 30, 2013	November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$997	$2,714
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,123	2,729
(Gain) loss on disposition of property and equipment	(70)	60
Realized loss on available for sale investments	0	10
Provision for uncollectable tuition	1,640	2,379
Noncash compensation expense	908	248
Deferred income taxes	(42)	721
Changes in assets and liabilities:
Accounts and other receivables	(1,041)	(4,222)
Student notes	80	(58)
Bookstore inventory	0	6
Condominium inventory	188	(4)
Prepaid and other current assets	(1,269)	122
Accounts payable	(237)	(297)
Deferred income	60	17
Other long-term liabilities	100	270
Income tax receivable/payable	312	984
Accrued and other liabilities	(82)	(356)

Net cash flows provided by operating activities	4,667	5,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(23,988)	(17,184)
Proceeds from sale of available for sale investments	26,493	16,903
Purchases of property and equipment	(1,546)	(5,624)
Proceeds from sale of property and equipment	500	21
Course development	(182)	(124)
Payment of deposit on property and equipment	(1,556)	0
Payments received on contract for deed	273	0
Payments received on note receivable	206	0
Other	(23)	(28)

Net cash flows used in investing activities	177	(6,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(66)	(15)
Purchase of treasury stock	(48)	(7)
Dividends paid	(2,130)	(1,863)

Net cash flows used in financing activities	(2,244)	(1,885)

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012

(In thousands except share data)

	Six Months Ended
	November 30, 2013	November 30, 2012
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$2,600	$(2,598)
CASH AND CASH EQUIVALENTS — Beginning of year	11,130	15,658

CASH AND CASH EQUIVALENTS — End of period	$13,730	$13,060

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$417	$45

Cash paid for interest	$417	$505

Tenant improvements on capital lease financed through note receivable	$2,000	$—

Property and equipment purchases included in accounts payable	$341	$—

Dividends declared at November 30, 2013 and November 30, 2012	$1,134	$1,025

(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 AND NOVEMBER 30, 2012

(Dollar amounts, except share and per share amounts, in thousands)

1. STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed balance sheet as of May 31, 2013, was derived from the audited financial statements for the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s 10-K filed on August 2, 2013. Furthermore, the results of operations and cash flows for the six month periods ended November 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.

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

2. NATURE OF OPERATIONS

The Company’s common stock is listed as NAUH on The NASDAQ Global Market. The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, master’s and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. In addition, in August 2013, NAU was approved by the Higher Learning Commission to offer an Education Doctorate (Ed.D) in Community College Leadership, which will be offered in Austin, Texas. Courses are offered through educational sites and online. Operations include educational sites (two of which are pending regulatory approvals – Houston, Texas and the Rouche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, and contracts to provide online course development, hosting and technical assistance to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with U.S. Department of Education requirements, including the maintenance of certain financial ratios.

The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

For the six months ended November 30, 2013 and 2012 91%, of the Company’s total revenues were derived from NAU’s academic revenue.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Six months ended		Three months ended
	November 30,		November 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to National American Universtiy Holdings, Inc.	$1,033	$2,701	$1,362	$2,865

Denominator:
Weighted average shares outstanding used to compute basic net income per common share	25,075,120	25,575,683	25,094,063	25,576,902
Incremental shares issuable upon the assumed exercise of stock options		—		—
Incremental shares issuable upon the assumed exercise of restricted shares	4,621	3,899	2,089	9,253
Incremental shares issuable upon the assumed exercise of warrants		—	—	—

Common shares used to compute diluted net income per share	25,079,741	25,579,582	25,096,152	25,586,155

Basic net income per common share	$0.04	$0.11	$0.05	$0.11
Diluted net income per common share	$0.04	$0.11	$0.05	$0.11

A total of 62,250 shares of common stock subject to issuance upon exercise of stock options and 28,170 shares of common stock subject to vesting of restricted shares for the three and six months ended November 30, 2013, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 370,750 shares of common stock subject to issuance upon exercise of stock options for the three and six months ended November 30, 2012, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

On July 8, 2013, the Company received $760 as payment on the contract for deed, to include $10 in interest and $500 toward the release of a lien on the dormitory buildings included in the campus property. As such, the dormitory buildings and land were deemed sold, resulting in a gain of $97. The remaining cash received of $250 is considered a non-refundable deposit at November 30, 2013.

6. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At November 30, 2013, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At November 30, 2013, 830,221 shares of common stock remain available for issuance under the Plan.

In April 2013, the Company’s Board of Directors recommended shareholder approval, and approval was obtained at the October 2013 Shareholder Meeting, to establish the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan. The Company may grant restricted stock awards or restricted stock units to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Restricted stock grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant and vest over various terms. Shares forfeited or canceled are eligible for reissuance under the Plan. At November 30, 2013, 88,000 shares of common stock remain available for issuance under the 2013 Plan.

Restricted stock

The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

During the quarter ended August 31, 2013, the Company issued 750,000 restricted stock units (“RSUs”) with performance based vesting under the 2013 Plan. Approval of the 2013 Plan was received at the October shareholder meeting. 446,500 RSU’s were issued at a grant date fair value of $3.78 per share. The remaining 303,500 RSUs were issued to certain holders of time based vesting stock options who surrendered a like number of stock options in exchange. The grant date fair value of these modified RSUs was $4.31 per share. This represents the total of the remaining unamortized fair value associated with the options surrendered, $420, plus the incremental fair value at the time of the exchange calculated using the restricted stock fair value, $3.78 per share, and the fair value of the stock options immediately prior to surrender. The incremental fair value was $890. The total fair value of these modified awards, $1,310, will be amortized over the two year service period of the RSUs. The number of shares to be earned will determined by the Company’s profitability during the year ending May 31, 2015 along with attaining certain operating metrics.

During the quarter ended November 30, 2013 88,000 RSUs granted under the 2013 Plan were cancelled. No additional restricted shares were issued during the quarter ended November 30, 2013.

Compensation expenses associated with restricted stock awards and restricted stock unit awards, respectively, totaled $20 and $288 for the quarter ended November 30, 2013; year to date compensation expense associated with restricted stock awards and restricted stock unit awards, respectively totaled $32 and $662 for the six month period ended November 30, 2013. For the quarter ended November 30, 2012, compensation expenses associated with restricted stock awards and restricted stock unit awards, respectively, totaled $12 and $60; year to date compensation expense associated with restricted stock awards and restricted stock unit awards, respectively totaled $18 and $77 for the six month period ended November 30, 2012. At November 30, 2013, unamortized compensation cost of restricted stock and restricted stock unit awards totaled $2,079. The unamortized cost is expected to be recognized over a weighted-average period of 1.5 years as of November 30, 2013.

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2013	13,442	$4.46
Granted	477,229	3.76
Modified	303,500	4.31
Vested	(16,001)	4.30
Cancelled	(88,000)	3.95

Non-vested shares at November 30, 2013	690,170	$3.98

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2012	1,416	$10.59
Granted	62,791	4.57
Vested	(1,416)	10.59
Forfeited	(3,261)	4.60

Non-vested shares at November 30, 2012	59,530	$4.57

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

There were no stock options issued in the quarter or year to date periods ended November 30, 2013. For stock options issued during the six months ended November 30, 2012, the following assumptions were used to determine fair value:

For the six months ended November 30,
Assumptions used:	2012
Expected term (in years)	5.99
Expected volatility	61.20%
Weighted average risk free interest rate	0.85%
Weighted average risk free interest rate range	0.80-.85%
Weighted average expected dividend	2.87%
Weighted average expected dividend range	2.87%
Weighted average fair value	$2.01

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

A summary of option activity under the Plan as of November 30, 2013 and 2012, and changes during the six month periods then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at May 31, 2013	368,000	$7.67
Granted	0
Exercised	0
Modified	(303,500)	7.46
Cancelled	(2,250)	6.71

Outstanding at November 30, 2013	62,250	$8.75	7.0	$—

Exercisable at November 30, 2013	60,000	$8.91	7.0	$—

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value ($000)
Outstanding at May 31, 2012	223,950	$9.92
Granted	156,800	4.60
Exercised
Cancelled	(10,000)	9.35	—	—

Outstanding at November 30, 2012	370,750	$7.68	8.8	$—

Exercisable at November 30, 2012	135,781	$9.57	8.0	$—

On June 1, 2013, 303,500 stock option were exchanged for 303,500 performance vesting restricted stock units, as noted above in the restricted stock paragraphs of this footnote.

The Company recorded compensation expense for stock options of $1 and $73 for the three months ended November 30, 2013 and 2012, respectively, in the statements of operations. For the six months ended November 30, 2013 and 2012, respectively, compensation expense for stock options was $6 and $128. As of November 30, 2013 there was $6 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 0.7 years as of November 30, 2013.

The Company plans to issue new shares as settlement of options that are exercised.

Dividends

The following table presents details of the Company’s 2013 and 2012 dividend payments:

Date declared	Record date	Payment date	Per share
August 27, 2012	September 30, 2012	October 5, 2012	$0.0400
October 29, 2012	December 14, 2012	December 28, 2012	$0.0400
January 28, 2013	March 29, 2013	April 12, 2013	$0.0400
April 29, 2013	June 28, 2013	July 12, 2013	$0.0400
August 26, 2013	September 30, 2013	October 11, 2013	$0.0450
October 28, 2013	December 30, 2013	January 10, 2014	$0.0450

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

8. FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
November 30, 2013
Investments
CD’s and money market accounts	378	3,684	$—	$4,062
US treasury bills and notes	$14,308	$—	—	14,308
Total assets at fair value	$14,686	$3,684	$—	$18,370

May 31, 2013
Investments
CD’s and money market accounts	1,860	2,190	$—	4,050
US treasury bills and notes	$18,314	$—	—	$18,314

Total assets at fair value	$20,174	$2,190	$—	$22,364

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

9. CAPITAL LEASE OBLIGATION

During the quarter ended November 30, 2013, the Company increased its capital lease obligation by $2,000 to account for tenant improvements. The Company initially paid for the improvements; however, the lessor will reimburse the Company under the terms of a $2,000 note receivable. The note receivable requires monthly payments of $14 at 6.0%. Such payments will directly offset the monthly payments to the lessor under the capital lease obligation. Future minimum commitments under the revised capital lease obligation as of November 30, 2013 are as follows:

2014	$540
2015	1,092
2016	1,115
2017	1,137
2018	1,159
Thereafter	17,992

Total future minimum lease obligation	23,035
Less: imputed interest on capital lease	(10,641)

Net present value of lease obligation	$12,394

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

General administrative costs of the Company are allocated to specific divisions of the Company.

The following table presents the reportable segment financial information, in thousands:

	Six months ended November 30, 2013			Six months ended November 30, 2012
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$58,233	$0	$58,233	$57,995	$0	$57,995
Auxiliary revenue	5,090	0	5,090	5,420	0	5,420
Rental income — apartments	0	568	568	0	544	544
Condominium sales	0	220	220	0	0	0

Total revenue	63,323	788	64,111	63,415	544	63,959

Operating expenses:
Cost of educational services	14,601	0	14,601	14,650	0	14,650
Selling, general &administrative	42,935	830	43,765	39,917	890	40,807
Auxiliary expense	3,668	0	3,668	3,592	0	3,592
Cost of condominium sales	0	194	194
(Gain) loss on disposition of property	26	(96)	(70)	(7)	67	60

Total operating expenses	61,230	928	62,158	58,152	957	59,109

Income (loss) from operations	2,093	(140)	1,953	5,263	(413)	4,850

Other income (expense):
Interest income	32	18	50	57	7	64
Interest expense	(399)	0	(399)	(505)	0	(505)
Other (expense) income —net	0	80	80	(11)	66	55

Total other (expense) income	(367)	98	(269)	(459)	73	(386)

Income (loss) before taxes	$1,726	$(42)	$1,684	$4,804	$(340)	$4,464

	As of November 30, 2013			As of November 30, 2012
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$76,016	$13,572	$89,588	$72,102	$12,003	$84,105

	Three months ended November 30, 2013			Three months ended November 30, 2012
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$30,583	$0	$30,583	$31,518	$0	$31,518
Auxiliary revenue	2,318	0	2,318	2,721	0	2,721
Rental income — apartments	0	281	281	0	270	270
Condominium sales	0	0	0	0	0	0

Total revenue	32,901	281	33,182	34,239	270	34,509

Operating expenses:
Cost of educational services	7,596	0	7,596	7,515	0	7,515
Selling, general &administrative	21,156	387	21,543	19,928	458	20,386
Auxiliary expense	1,698	0	1,698	1,749	0	1,749
Cost of condominium sales	0	3	3	0	0	0
(Gain) loss on disposition of property	26	1	27	(13)	0	(13)

Total operating expenses	30,476	391	30,867	29,179	458	29,637

Income (loss) from operations	2,425	(110)	2,315	5,060	(188)	4,872

Other income (expense):
Interest income	20	4	24	29	4	33
Interest expense	(147)	0	(147)	(252)	0	(252)
Other (expense) income —net	0	36	36	(11)	31	20

Total other (expense) income	(127)	40	(87)	(234)	35	(199)

Income (loss) before taxes	$2,298	$(70)	$2,228	$4,826	$(153)	$4,673

11. SUBSEQUENT EVENTS

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

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering associate, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 37 educational sites (two of which are pending regulatory approvals – Houston, Texas and the Rouche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota.

As of November 30, 2013, NAU had 2,625 students enrolled in courses at its physical locations only, 6,853 students enrolled in online courses only, and 1,908 students enrolled in a hybrid format taking both online courses and courses at a physical location. NAU supports the instruction of 4,551 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 0.8% of our revenues for the quarter ended November 30, 2013.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the six months ended November 30, 2013, approximately 91% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the six months ended November 30, 2013 and 2012 were 2.6% and 3.7%, respectively.

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

The following chart is a summary of our student enrollment on November 30, 2013, and November 30, 2012, by degree type and by instructional delivery method.

	November 30, 2013 (Fall ‘14 Qtr)	November 30, 2012 (Fall ‘13 Qtr)	% Decrease for same quarter
	Number of Students	Number of Students	over prior year
Graduate	371	393	(5.6)%
Undergraduate and Diploma	11,015	11,292	(2.4)%

Total	11,386	11,685	(2.6)%

On-Campus	2,625	2,704	(2.9)%
Online	6,853	6,892	(0.6)%
Hybrid	1,908	2,089	(8.7)%

Total	11,386	11,685	(2.6)%

We experienced a 2.6% decrease in enrollment in the fall term 2014 over the fall term 2013. This decline was across all degree programs and course delivery methods. We believe our investment to expand and develop physical locations and academic programming and our strategic plan will be critical in returning to the growth and results of operations that we have seen over the recent years.

We plan to continue expanding and developing our academic programming focusing on growth at our 37 existing locations and potentially making strategic acquisitions. Enrollments will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate our enrollments will once again trend upward. To the extent the economic downturn has caused enrollment growth in the past, our ability to maintain or increase that level of growth will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that enrollment trends will be correlated with the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through strategic acquisitions. If market conditions decline or if we are unable to open new physical locations, develop or expand academic programming or make strategic acquisitions, whether as a result of regulatory limitations or other factors, our growth rate will likely decline.

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

Stock-based compensation. We expect to incur increased non-cash, stock based compensation expense in connection with existing and future issuances under our 2009 and 2013 Stock Option and Compensation Plan or other equity incentive plans.

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

Department of Education Rulemaking

As part of negotiated rulemaking process that took place over three sessions between September 9 and December 13, 2013, on December 11, 2013 the Department of Education (the Department) issued revised draft regulatory language to define whether certain educational programs, including all programs offered NAU, comply with the Higher Education Act’s requirement of preparing students for gainful employment in a recognized occupation. Under the latest draft regulatory language, the Department would determine the eligibility of such programs for Title IV funds and require certain student notice requirements based on the following metrics:

•	Debt-to-discretionary earnings ratio, which compares (i) the annual repayment required on student loan debt incurred by students who completed the program to (ii) their discretionary earnings;

•	Debt-to-earnings ratio, which compares (i) the annual repayment required on student loan debt incurred by students who completed the program to (ii) their actual annual earnings; and

•	Program cohort default rate, which measures the percentage of an individual educational program’s students, including both completers and non-completers, who default on their federal student loans.

The Department’s draft regulatory language also includes additional provisions, some of which are more restrictive than the terms of the gainful employment regulation proposed in 2011 in connection with the program integrity regulations. The negotiated rulemaking committee considered the Department’s draft regulatory proposals during its first session on September 9-11, 2013, a second session November 18-20, 2013 and a third session on December 13, 2013. As the negotiated rulemaking committee did not reach consensus on the regulation, the Department can pursue a regulatory proposal however it chooses and is not bound by the discussions or tentative agreements of the negotiated rulemaking committee. We are evaluating the potential impact of the draft regulatory language, which may or may not reflect the Department’s ultimate proposed regulation or final regulation after a subsequent notice and comment period.

On November 20, 2013, the Department announced its intention to establish another negotiated rulemaking committee to prepare proposed regulations to address program integrity and improvement issues for the Title IV programs, including but not limited to cash management of Title IV funds and the use of debit cards and the handling of Title IV credit balances, state authorization for programs offered through distance education or correspondence education, state authorization for foreign locations of institutions, and clock to credit hour conversion requirements. The Department has scheduled three sessions for this negotiating rulemaking committee, with the first session February 19-21, 2014, the second session March 26-28, 2014 and the third session April 23-25, 2014.

Results of Operations — Six Months Ended November 30, 2013 Compared to Six Months Ended November 30, 2012

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended November 30, 2013 In percentages	Six Months Ended November 30, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.8	22.9
Selling, general and administrative	68.3	63.8
Auxiliary expense	5.7	5.6
Cost of condominium sales	0.3	0.0
Loss (gain) on disposition of property	(0.1)	0.1

Total operating expenses	97.0	92.4
Operating income	3.0	7.6
Interest expense	(0.6)	(0.8)
Interest income	0.1	0.1
Other income	0.1	0.1

Income before income taxes	2.6	7.0
Income tax expense	(1.0)	(2.8)
Net income attributable to non-controlling interest	0.0	0.0

Net income attributable to the Company	1.6%	4.2%

For the six months ended November 30, 2013, our total revenue was $64.1 million, an increase of $0.2 million or 0.2%, as compared to total revenue of $64.0 million for the same period in 2012. The revenue was flat as a result of an enrollment decrease over the first six months that was offset by a board approved tuition increase of 3.5% effective September 2013. The enrollment decreases were the result of economic and market demand among our targeted student demographic. Our revenue for the six months ended November 30, 2013 consisted of $63.3 million from our NAU operations and $0.8 million from our other operations.

Total operating expenses were $62.2 million or 97% of total revenue for the six months ended November 30, 2013, which is an increase of $3.0 million compared to the same period in 2012. Income from operations was $2.0 million or 3.0% of total revenue for the six months ended November 30, 2013, which is a decrease of $2.9 million compared to the same period in 2012. Net income attributable to the Company was $1.0 million or 1.6% of total revenue for the six months ended November 30, 2013, a decrease of 61.8%, compared to the same period in 2012. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended November 30, 2013 In percentages	Six Months Ended November 30, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.1	23.1
Selling, general and administrative	67.8	62.9
Auxiliary expense	5.8	5.7
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.0

Total operating expenses	96.7	91.7
Operating income	3.3	8.3
Interest expense	(0.7)	(0.8)
Interest income	0.1	0.1
Other income	0.0	0.0

Income before non-controlling interest and taxes	2.7%	7.6%

Total revenue. The total revenue for NAU for the six months ended November 30, 2013 was $63.3 million, a decrease of $0.1 million or 0.1%, as compared to total revenue of $63.4 million for the same period in 2012. The decrease was primarily due to an enrollment decrease which was a result of economic conditions and reduced demand among our targeted student demographic. We believe that NAU’s well-defined strategic plan will return the Company to future increases in the revenues.

The academic revenue for the six months ended November 30, 2013 was $58.2 million, an increase of $0.2 million or 0.4%, as compared to academic revenue of $58 million for the same period in 2012. The increase was primarily due to an average tuition increase of 3.5% over the prior year offset by a decrease in enrollments. The auxiliary revenue was $5.1 million, a decrease of $0.3 million or 6.0%, as compared to auxiliary revenue of $5.4 million for the same period in 2012. This decrease in auxiliary revenue was primarily driven by decreased enrollment and vendor negotiations resulting in greater publisher discounts that were passed thru to the students in the form of lower book costs.

Cost of educational services. The educational services expense as a percentage of total revenue remained flat at 23.1% for the six months ended November 30, 2013 and 2012. This was a result of fixed costs such as facility expenses on a flat revenue base as compared to the prior year.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 4.9 percentage points for the six months ended November 30, 2013, to 67.8%, as compared to 62.9% for the same period in 2012. The selling, general and administrative expenses for the six months ended November 30, 2013 were $42.9 million, an increase of $3.0 million, or 7.6%, as compared to selling, general and administrative expenses of $39.9 million for the same period in 2012. Included in these numbers are the additional admissions staffing and institutional support to bring the developmental campuses online which is required to ensure the operation of these new locations and to support the quality of our academic programs. As these locations mature and the revenue base grows the costs associated with these locations should continue to see improvement as a percentage of revenue.

Auxiliary. Auxiliary expenses for the six months ended November 30, 2013 were $3.7 million, an increase of $0.1 million as compared to auxiliary expenses of $3.6 million for the same period in 2012.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the six months ended November 30, 2013 was $1.7 million, a decrease of $3.1 million or 64.0%, as compared to $4.8 million for the same period in 2012. This decrease is due to the additional expenses discussed above.

Results of Operations — Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended November 30, 2013 In percentages	Three Months Ended November 30, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.9	21.8
Selling, general and administrative	64.9	59.1
Auxiliary expense	5.1	5.0
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.1	0.0

Total operating expenses	93.0	85.9
Operating income	7.0	14.1
Interest expense	(0.5)	(0.7)
Interest income	0.1	0.1
Other income	0.1	0.0

Income before income taxes	6.7	13.5
Income tax expense	(2.6)	(5.2)
Net income attributable to non-controlling interest	0.0	0.0

Net income attributable to the Company	4.1%	8.3%

For the three months ended November 30, 2013, our total revenue was $33.2 million, a decrease of $1.3 million or 3.9%, as compared to total revenue of $34.5 million for the same period in 2012. The decrease was primarily due to a decrease in credit hours of 4.4% and lower book sales as a result of lower credit hours during the fall quarter 2013 over the fall quarter 2012 offset by a 3.5% tuition increase effective with the fall 2013 quarter. Our revenue for the three months ended November 30, 2013 consisted of $32.9 million from our NAU operations and $0.3 million from our other operations. Total operating expenses were $30.8 million or 93.0% of total revenue for the three months ended November 30, 2013, which is an increase of $1.2 million compared to the same period in 2012. Income from operations was $2.3 million or 7.0% of total revenue for the three months ended November 30, 2013, which is a decrease of $2.6 million compared to the same period in 2012. Net income attributable to the Company was $1.4 million or 4.1% of total revenue for the three months ended November 30, 2013, a decrease of 52.4%, compared to the same period in 2012. The enrollment decreases were the result of economic conditions and lower market demand among our targeted student demographic. Selling, general, and administrative expenses increased $1.2 million as a result of additional expense for recruiting and marketing. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended November 30, 2013 In percentages	Three Months Ended November 30, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.1	21.9
Selling, general and administrative	64.3	58.2
Auxiliary expense	5.1	5.1
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.1	0.0

Total operating expenses	92.6	85.2
Operating income	7.4	14.8
Interest expense	(0.5)	(0.8)
Interest income	0.1	0.1
Other income	0.0	0.0

Income before non-controlling interest and taxes	7.0%	14.1%

Total revenue. The total revenue for the three months ended November 30, 2013 was $32.9 million, a decrease of $1.3 million or 3.9%, as compared to total revenue of $34.2 million for the same period in 2012. The decrease was driven by economic conditions and market demand among our targeted student demographic, offset by a 3.5% tuition increase.

The academic revenue for the three months ended November 30, 2013 was $30.6 million, a decrease of $0.9 million or 3.0%, as compared to academic revenue of $31.5 million for the same period in 2012. The decrease was primarily due to economic conditions and market demand among our targeted student demographic. The auxiliary revenue was $2.3 million, a decrease of $0.4 million or 14.8%, as compared to auxiliary revenue of $2.7 million for the same period in 2012. This decrease was primarily due to decreased enrollment and vendor negotiations resulting in greater publisher discounts that were passed thru to the students in the form of lower book costs.

Cost of educational services. The educational services expense as a percentage of total revenue increased by 1.2 percentage points for the three months ended November 30, 2013, to 23.1%, as compared to 21.9% for the same period in 2012. This increase was a result of expanded program offerings at our expanded physical footprint. The educational services expenses for the three months ended November 30, 2013 were $7.6 million, an increase of $0.1 million, or 1% as compared to educational expenses of $7.5 million for the same period in 2012. This increase was primarily due to fixed facility costs on a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 6.1 percentage points for the three months ended November 30, 2013, to 64.3%, as compared to 58.2% for the same period in 2012. The selling, general and administrative expenses for the three months ended November 30, 2013 were $21.2 million, an increase of $1.2 million, or 6.2%, as compared to selling, general and administrative expenses of $19.9 million for the same period in 2012. The increase was primarily attributed to the increased spending on admissions and marketing.

Liquidity and Capital Resources

Liquidity. At November 30, 2013, and May 31, 2013, cash, cash equivalents and marketable securities were $32.0 million and $31.9 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities for November 30, 2013 and May 31, 2013 were $18.2 million and $20.7 million, respectively.

We maintain one line of credit to support ongoing operations. This line of credit is available to support timing differences between inflows and outflows of cash. During the first six months of fiscal year 2014 ended November 30, 2013, the line of credit was not utilized. We retain this $3.0 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are unsecured. There were no advances outstanding against this line at November 30, 2013 and May 31, 2013.

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

Operating Activities. Net cash provided by operating activities for the six months ended November 30, 2013 and 2012 were $4.7 million and $5.3 million, respectively. This decrease is due to decreases of $1.7 million of net income, offset by a reduction in cash used for working capital accounts, primarily due to lower accounts receivable balances.

Investing Activities. Net cash provided by investing activities for the six months ended November 30, 2013 was $0.2 million as compared to the net cash used by investing activities of $6.0 million for the six months ended November 30, 2012. The decrease in the cash used by investing activities was primarily related to the selling and buying of investments in fiscal year 2013, which resulted in net cash provided of $2.5 million in fiscal year 2013 as compared to net spending of $0.3 million in fiscal year 2012. In addition, purchases of property, plant and equipment was reduced by $2.6 million and a payment was received on the sale of one parcel of property located on Kansas City Street in Rapid City, SD.

Financing Activities. Net cash used by financing activities was $2.2 million and $1.9 million for the six months ended November 30, 2013 and 2012, respectively. The increase of $0.3 million is primarily due to the increased dividends paid in fiscal year 2013. There were minimal treasury stock purchases in fiscal year 2014.

Contractual Obligations. As part of our ongoing operations, we entered into an arrangement for addition space that will house the Corporate headquarters, distance learning operations, and the Rapid City campus operations that obligates us to make future payments under a capital lease obligation, which totaled $23.0 million, or a net present value of $12.4 million as of November 30, 2013 and was recognized as current and non-current capital lease payable of $0.2 million and $12.2 million, respectively, and was included in net property, plant and equipment in our condensed consolidated balance sheet.

The following is a schedule of future minimum commitments for the Company’s capital lease as of November 30, 2013:

($ in thousands)	Capital Leases
2014	$540
2015	1,092
2016	1,115
2017	1,137
2018	1,159
Thereafter	17,992

Total future minimum lease obligation	$23,035
Less: Imputed interest on capital leases	(10,641)

Net present value of lease obligations	$12,394

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the six month period ended November 30, 2013. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At November 30, 2013, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As part of negotiated rulemaking process that took place over three sessions between September 9 and December 13, 2013, on December 11, 2013 the Department of Education (the Department) issued revised draft regulatory language to define whether certain educational programs, including all programs offered NAU, comply with the Higher Education Act’s requirement of preparing students for gainful employment in a recognized occupation. Under the latest draft regulatory language, the Department would determine the eligibility of such programs for Title IV funds and require certain student notice requirements based on the following metrics:

•	Debt-to-discretionary earnings ratio, which compares (i) the annual repayment required on student loan debt incurred by students who completed the program to (ii) their discretionary earnings;

•	Debt-to-earnings ratio, which compares (i) the annual repayment required on student loan debt incurred by students who completed the program to (ii) their actual annual earnings; and

•	Program cohort default rate, which measures the percentage of a program’s students, including both completers and non-completers, who defaulted on their federal student loans.

The Department’s draft regulatory language also includes additional provisions, some of which are more restrictive than the terms of the gainful employment regulation proposed in 2011 in connection with the program integrity regulations. The negotiated rulemaking committee considered the Department’s draft regulatory proposals during its first session on September 9-11, 2013, a second session November 18-20, 2013 and a third session on December 13, 2013. As the negotiated rulemaking committee did not reach consensus on the regulation, the Department can pursue a regulatory proposal however it chooses and is not bound by the discussions or tentative agreements of the negotiated rulemaking committee. We are evaluating the potential impact of the draft regulatory language, which may or may not reflect the Department’s ultimate proposed regulation or final regulation after a subsequent notice and comment period.

On November 20, 2013, the Department announced its intention to establish another negotiated rulemaking committee to prepare proposed regulations to address program integrity and improvement issues for the Title IV programs, including but not limited to cash management of Title IV funds and the use of debit cards and the handling of Title IV credit balances, state authorization for programs offered through distance education or correspondence education, state authorization for foreign locations of institutions, and clock to credit hour conversion requirements. The Department has scheduled three sessions for this negotiating rulemaking committee, with the first session February 19-21, 2014, the second session March 26-28, 2014 and the third session April 23-25, 2014.

We cannot predict with certainty the timing, form or impact of new regulations arising from these or other Department rulemaking activities on our operations. Compliance with any future regulations could reduce our enrollments, increase our cost of doing business, and have a material effect on our business.

If our student loan default rates rise too high we could lose our eligibility to participate in Title IV programs.

On September 16, 2013, we received notice from the Department of Education that our final, official cohort default rate for students who entered repayment during the federal fiscal year ended September 30, 2011, measured over two federal fiscal years of borrower repayment, was 14.9%. On September 23, 2013, we received notice from the Department of Education that our final, official cohort rate for students who entered repayment during the federal fiscal year ended September 30, 2010, measured over three federal fiscal years of borrower repayment, was 24.6%. The maximum default rate allowed by the Department of Education is 25% and 30% for the two and three year measurements, respectively. We may lose our eligibility to participate in Title IV programs if our student loan default rates are too high.

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

National American University Holdings, Inc.
(Registrant)

Dated: January 10, 2014	By:	/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer

	By:	/s/ Venessa D. Green
Venessa D. Green, MBA, CPA
Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files