Form 10-Q
period 2014-02-28
National American University Holdings, Inc.
filed 2014-04-04
CIK 1399855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of March 31, 2014, 25,113,617 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheet as of February 28, 2014 and Condensed Consolidated Balance Sheet as of May 31, 2013	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended February 28, 2014 and February 28, 2013	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended February 28, 2014 and February 28, 2013	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2014 and February 28, 2013	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	32

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	33
ITEM 1A.	RISK FACTORS	33
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	36
ITEM 4.	MINE SAFETY DISCLOSURES	36
ITEM 5.	OTHER INFORMATION	36
ITEM 6.	EXHIBITS	36

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF FEBRUARY 28, 2014 AND CONDENSED

CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2013

(In thousands except share data)

	February 28,	May 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,740	$11,130
Available for sale investments	15,133	20,748
Student receivables — net of allowance of $507 and $870 at February 28, 2014 and May 31, 2013, respectively	2,495	3,628
Other receivables	296	722
Income tax receivable	0	122
Deferred income taxes	1,264	1,353
Prepaid and other current assets	2,373	841

Total current assets	38,301	38,544

Total property and equipment—net	43,882	44,944

OTHER ASSETS:
Condominium inventory	927	1,778
Land held for future development	312	312
Course development — net of accumulated amortization of $2,329 and $2,066 at February 28, 2014 and May 31, 2013, respectively	1,053	1,107
Note receivable—tenant improvements	1,329	0
Deposit on property and equipment	150	0
Other	1,347	1,397

Total other assets	5,118	4,594

TOTAL	$87,301	$88,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$197	$66
Accounts payable	3,622	5,403
Dividends payable	1,133	1,004
Student accounts payable	1,201	1,067
Income taxes payable	120	0
Deferred income	406	195
Accrued and other liabilities	6,068	6,966

Total current liabilities	12,747	14,701

DEFERRED INCOME TAXES	5,224	5,720

OTHER LONG-TERM LIABILITIES	6,527	6,479

CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	12,152	10,394

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,170,286 issued and 25,111,908 outstanding as of February 28, 2014; 28,090,269 issued and 25,047,086 outstanding at May 31, 2013)	3	3
Additional paid-in capital	58,859	57,656
Retained earnings	11,369	12,610
Treasury stock, at cost (3,058,378 shares at February 28, 2014 and 3,043,183 at May 31, 2013)	(19,416)	(19,359)
Accumulated other comprehensive (loss) income, net of taxes—unrealized (loss) gain on available for sale securities	(9)	7

Total National American University Holdings, Inc. stockholders’ equity	50,806	50,917

Non-controlling interest	(155)	(129)
Total equity	50,651	50,788

TOTAL	$87,301	$88,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

(In thousands except share data)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
REVENUE:
Academic revenue	$87,702	$87,541	$29,469	$29,546
Auxiliary revenue	6,792	7,649	1,702	2,229
Rental income — apartments	851	824	283	280
Condominium sales	440	0	220	0

Total revenue	95,785	96,014	31,674	32,055

OPERATING EXPENSES:
Cost of educational services	21,835	21,695	7,234	7,045
Selling, general and administrative	65,090	61,465	21,325	20,658
Auxiliary expense	4,696	5,035	1,028	1,443
Cost of condominium sales	386	0	192	0
(Gain) loss on disposition of property	(73)	63	(3)	3

Total operating expenses	91,934	88,258	29,776	29,149

OPERATING INCOME	3,851	7,756	1,898	2,906

OTHER INCOME (EXPENSE):
Interest income	122	89	72	25
Interest expense	(567)	(792)	(168)	(287)
Other income — net	115	76	35	21

Total other expense	(330)	(627)	(61)	(241)

INCOME BEFORE INCOME TAXES	3,521	7,129	1,837	2,665
INCOME TAX EXPENSE	(1,397)	(2,798)	(710)	(1,048)

NET INCOME	2,124	4,331	1,127	1,617
NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	26	(31)	(10)	(18)

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	2,150	4,300	1,117	1,599
OTHER COMPREHENSIVE (LOSS) INCOME —
Unrealized losses on investments, net of tax	(16)	(44)	(9)	(9)
Reclassification to earnings of realized losses	0	21	0	11

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(16)	(23)	(9)	2

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$2,134	$4,277	$1,108	$1,601

Basic net earnings attributable to National American University Holdings, Inc.	$0.09	$0.17	$0.04	$0.06
Diluted net earnings attributable to National American University Holdings, Inc.	$0.09	$0.17	$0.04	$0.06
Basic weighted average shares outstanding	25,086,144	25,578,043	25,108,559	25,582,842
Diluted weighted average shares outstanding	25,088,575	25,582,767	25,114,875	25,592,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Non-controlling	stockholders’
	stock	capital	earnings	income (loss)	stock	interest	equity
Balance—May 31, 2012	$3	$57,203	$11,239	$25	$(17,589)	$(169)	$50,712
Purchase of 7,608 shares common stock for the treasury	0	0	0	0	(31)	0	(31)
Share based compensation expense	0	339	0	0	0	0	339
Dividends declared	0	0	(3,072)	0	0	0	(3,072)
Net income	0	0	4,300	0	0	31	4,331
Other comprehensive loss, net of tax	0	0	0	(23)	0	0	(23)

Balance—February 28, 2013	$3	$57,542	$12,467	$2	$(17,620)	$(138)	$52,256

Balance—May 31, 2013	$3	$57,656	$12,610	$7	$(19,359)	$(129)	$50,788
Purchase of 15,195 shares common stock for the treasury	0	0	0	0	(57)	0	(57)
Share based compensation expense	0	1,203	0	0	0	0	1,203
Dividends declared	0	0	(3,391)	0	0	0	(3,391)
Net income	0	0	2,150	0	0	(26)	2,124
Other comprehensive loss, net of tax	0	0	0	(16)	0	0	(16)

Balance—February 28, 2014	$3	$58,859	$11,369	$(9)	$(19,416)	$(155)	$50,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

(In thousands except share data)

	Nine Months Ended
	February 28,	February 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,124	$4,331
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,734	4,165
(Gain) loss on disposition of property and equipment	(73)	63
Realized loss on available for sale investments	0	21
Provision for uncollectable tuition	2,424	3,227
Noncash compensation expense	1,203	339
Interest income capitalized on note receivable	(31)	0
Deferred income taxes	(407)	704
Changes in assets and liabilities:
Accounts and other receivables	(865)	(3,821)
Student notes	61	(85)
Bookstore inventory	0	6
Condominium inventory	381	0
Prepaid and other current assets	(1,445)	50
Accounts payable	(1,013)	208
Deferred income	211	150
Other long-term liabilities	48	1,607
Income tax receivable/payable	242	978
Accrued and other liabilities	(1,186)	1,431

Net cash flows provided by operating activities	6,408	13,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(32,982)	(21,931)
Proceeds from sale of available for sale investments	38,581	25,900
Purchases of property and equipment	(4,003)	(7,682)
Proceeds from sale of property and equipment	503	21
Course development	(209)	(165)
Payment of deposit on property and equipment	(150)	0
Payments received on contract for deed	293	0
Payments received on note receivable	621	0
Other	(22)	(25)

Net cash flows provided by (used in) investing activities	2,632	(3,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(111)	(28)
Purchase of treasury stock	(57)	(31)
Dividends paid	(3,262)	(2,886)

Net cash flows used in financing activities	(3,430)	(2,945)

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

(In thousands except share data)

	Nine Months Ended
	February 28,	February 28,
	2014	2013
NET INCREASE IN CASH AND CASH EQUIVALENTS	$5,610	$6,547
CASH AND CASH EQUIVALENTS — Beginning of year	11,130	15,658

CASH AND CASH EQUIVALENTS — End of period	$16,740	$22,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$1,562	$1,116

Cash paid for interest	$584	$793

Tenant improvements on capital lease financed through note receivable	$2,000	$0

Property and equipment purchases included in accounts payable	$36	$368

Dividends declared at February 28, 2014 and February 28, 2013	$1,133	$1,026

(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

(Dollar amounts, except share and per share amounts, in thousands)

1.	STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed balance sheet as of May 31, 2013, was derived from the audited financial statements for the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s 10-K filed on August 2, 2013. Furthermore, the results of operations and cash flows for the nine month periods ended February 28, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.

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

The Company’s common stock is listed as NAUH on The NASDAQ Global Market. The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, master’s and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. In addition, in August 2013, NAU was approved by the Higher Learning Commission to offer an Education Doctorate (Ed.D) in Community College Leadership, which will be offered in Austin, Texas. Courses are offered through educational sites and online. Operations include educational sites (two of which are pending regulatory approvals – Houston, Texas and the Roueche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, and contracts to provide online course development, hosting and technical assistance to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with U.S. Department of Education requirements, including the maintenance of certain financial ratios.

The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

For the nine months ended February 28, 2014 and 2013, 92% and 91%, respectively, of the Company’s total revenues were derived from NAU’s academic revenue.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Nine months ended		Three months ended
	February 28,		February 28,
	2014	2013	2014	2013
Numerator:
Net income attributable to National American University Holdings, Inc.	$2,150	$4,300	$1,117	$1,599

Denominator:
Weighted average shares outstanding used to compute basic net income per common share	25,086,144	25,578,043	25,108,559	25,582,842
Incremental shares issuable upon the assumed exercise of restricted shares	2,431	4,724	6,316	10,061

Common shares used to compute diluted net income per share	25,088,575	25,582,767	25,114,875	25,592,903

Basic net income per common share	$0.09	$0.17	$0.04	$0.06
Diluted net income per common share	$0.09	$0.17	$0.04	$0.06

A total of 61,000 shares of common stock subject to issuance upon exercise of stock options for the three and nine months ended February 28, 2014 have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 370,750 shares of common stock subject to issuance upon exercise of stock options for the three and nine months ended February 28, 2013 respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

On July 8, 2013, the Company received $760 as payment on the contract for deed, to include $10 in interest and $500 toward the release of a lien on the dormitory buildings included in the campus property. As such, the dormitory buildings and land were deemed sold, resulting in a gain of $97. The remaining cash received of $250 is considered a non-refundable deposit at February 28, 2014.

6.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At February 28, 2014, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At February 28, 2014, 808,920 shares of common stock remain available for issuance under the Plan.

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

At February 28, 2014, 145,000 shares of common stock remain available for issuance under the 2013 Plan.

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

During the quarter ended February 28, 2014 57,000 RSUs granted under the 2013 Plan were cancelled. For the nine months ended February 28, 2014 145,000 RSUs granted under the 2013 Plan have been cancelled. No additional restricted shares were issued during the nine months ended February 28, 2014.

Compensation expenses associated with restricted stock awards and restricted stock unit awards, respectively, totaled $24 and $251 for the quarter ended February 28, 2014; year to date compensation expense associated with restricted stock awards and restricted stock unit awards, respectively totaled $56 and $913 for the nine month period ended February 28, 2014. For the quarter ended February 28, 2013, compensation expenses associated with restricted stock awards and restricted stock unit awards, respectively, totaled $15 and $(22); year to date compensation expense associated with restricted stock awards and restricted stock unit awards, respectively totaled $33 and $55 for the nine month period ended February 28, 2013. At February 28, 2014, unamortized compensation cost of restricted stock and restricted stock unit awards totaled $1,588. The unamortized cost is expected to be recognized over a weighted-average period of 1.2 years as of February 28, 2014.

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2013	13,442	$4.46
Granted	477,229	3.76
Modified	303,500	4.31
Vested	(16,001)	4.30
Cancelled	(145,000)	3.88

Non-vested shares at February 28, 2014	633,170	$4.00

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2012	1,416	$10.59
Granted	62,791	4.57
Vested	(13,285)	5.24
Forfeited	(4,580)	4.60

Non-vested shares at February 28, 2013	46,342	$4.56

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

During the quarter and year to date periods ended February 28, 2014 stock options totaling 15,000 were issued by the Company. For stock options issued during the nine months ended February 28, 2014 and 2013, the following assumptions were used to determine fair value:

Assumptions used:	For the nine months ended February 28, 2014	For the nine months ended February 28, 2013
Expected term (in years)	5.75	5.99
Expected volatility	56.10%	61.20%
Weighted average risk free interest rate	1.90%	0.85%
Weighted average risk free interest rate range	1.90%	0.80-.85%
Weighted average expected dividend	4.91%	2.87%
Weighted average expected dividend range	4.91%	2.87%
Weighted average fair value	$1.26	$2.01

The volatilities are based on historic volatilities from the traded shares of the Company over the past four years. The Company has analyzed the forfeitures of stock and option grants and has deemed the effect to be immaterial and therefore did not include a forfeiture rate in the expense calculation. The expected term of options granted is the safe harbor period. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company.

A summary of option activity under the Plan as of February 28, 2014 and 2013, and changes during the nine month periods then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value ($000)
Outstanding at May 31, 2013	368,000	$7.67
Granted	15,000	3.67
Exercised	0	—
Modified	(303,500)	7.46
Cancelled	(3,500)	5.96

Outstanding at February 28, 2014	76,000	$7.82	7.4	$—

Exercisable at February 28, 2014	58,750	$9.00	6.7	$—

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value ($000)
Outstanding at May 31, 2012	223,950	$9.92
Granted	156,800	4.60
Exercised	0
Cancelled	(10,000)	9.35	—	—

Outstanding at February 28, 2013	370,750	$7.68	8.6	$—

Exercisable at February 28, 2013	135,781	$9.57	7.7	$—

On June 1, 2013, 303,500 stock option were exchanged for 303,500 performance vesting restricted stock units, as noted above in the restricted stock paragraphs of this footnote.

The Company recorded compensation expense for stock options of $4 and $72 for the three months ended February 28, 2014 and 2013, respectively, in the statements of operations. For the nine months ended February 28, 2014 and 2013, respectively, compensation expense for stock options was $10 and $201. As of February 28, 2014 there was $18 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.2 years as of February 28, 2014.

The Company plans to issue new shares as settlement of options that are exercised.

Dividends

The following table presents details of the Company’s 2014 and 2013 dividend payments:

Date declared	Record date	Payment date	Per share
August 27, 2012	September 30, 2012	October 5, 2012	$0.0400
October 29, 2012	December 14, 2012	December 28, 2012	$0.0400
January 28, 2013	March 29, 2013	April 12, 2013	$0.0400
April 29, 2013	June 28, 2013	July 12, 2013	$0.0400
August 26, 2013	September 30, 2013	October 11, 2013	$0.0450
October 28, 2013	December 30, 2013	January 10, 2014	$0.0450
January 25, 2014	March 28, 2014	April 11, 2014	$0.0450

7.	COMMITMENTS AND CONTINGENCIES

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

8.	FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
February 28, 2014
Investments
CD’s and money market accounts	$449	$3,894	$—	$4,343
US treasury bills and notes	10,995	—	—	10,995

Total assets at fair value	$11,444	$3,894	$—	$15,338

May 31, 2013
Investments
CD’s and money market accounts	$1,860	$2,190	$—	$4,050
US treasury bills and notes	18,314	—	—	18,314

Total assets at fair value	$20,174	$2,190	$—	$22,364

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

During the quarter ended November 30, 2013, the Company increased its capital lease obligation by $2,000 to account for tenant improvements. The Company initially paid for the improvements; however, during the quarter an agreement was entered into with the lessor to reimburse the Company under the terms of a $2,000 note receivable. The note receivable requires monthly payments of $14 at 6.0%. Such payments will directly offset the monthly payments to the lessor under the capital lease obligation. During the quarter ended February 28, 2014 the Company received $400 on the note receivable. Future minimum commitments under the revised capital lease obligation as of February 28, 2014 are as follows:

2014	$270
2015	1,092
2016	1,115
2017	1,137
2018	1,159
Thereafter	17,992

Total future minimum lease obligation	22,765
Less: imputed interest on capital lease	(10,416)

Net present value of lease obligation	$12,349

10.	SEGMENT REPORTING

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

General administrative costs of the Company are allocated to specific divisions of the Company.

The following table presents the reportable segment financial information, in thousands:

	Nine months ended February 28, 2014			Nine months ended February 28, 2013
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$87,702	$0	$87,702	$87,541	$0	$87,541
Auxiliary revenue	6,792	0	6,792	7,649	0	7,649
Rental income — apartments	0	851	851	0	824	824
Condominium sales	0	440	440	0	0	0

Total revenue	94,494	1,291	95,785	95,190	824	96,014

Operating expenses:
Cost of educational services	21,835	0	21,835	21,695	0	21,695
Selling, general & administrative	63,833	1,257	65,090	60,189	1,276	61,465
Auxiliary expense	4,696	0	4,696	5,035	0	5,035
Cost of condominium sales	0	386	386	0	0	0
(Loss) gain on disposition of property	23	(96)	(73)	(4)	67	63

Total operating expenses	90,387	1,547	91,934	86,915	1,343	88,258

Income (loss) from operations	4,107	(256)	3,851	8,275	(519)	7,756

Other income (expense):
Interest income	43	79	122	79	10	89
Interest expense	(567)	0	(567)	(792)	0	(792)
Other (expense) income —net	0	115	115	(21)	97	76

Total other (expense) income	(524)	194	(330)	(734)	107	(627)

Income (loss) before taxes	$3,583	$(62)	$3,521	$7,541	$(412)	$7,129

	As of February 28, 2014			As of February 28, 2013
	NAU	Other	Consolidated Total	NAU	Other	Consolidated Total
Total assets	$74,018	$13,283	$87,301	$76,760	$11,662	$88,422

	Three months ended February 28, 2014			Three months ended February 28, 2013
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$29,469	$0	$29,469	$29,546	$0	$29,546
Auxiliary revenue	1,702	0	1,702	2,229	0	2,229
Rental income — apartments	0	283	283	0	280	280
Condominium sales	0	220	220	0	0	0

Total revenue	31,171	503	31,674	31,775	280	32,055

Operating expenses:
Cost of educational services	7,234	0	7,234	7,045	0	7,045
Selling, general &administrative	20,898	427	21,325	20,272	386	20,658
Auxiliary expense	1,028	0	1,028	1,443	0	1,443
Cost of condominium sales	0	192	192	0	0	0
(Gain) loss on disposition of property	(3)	0	(3)	3	0	3

Total operating expenses	29,157	619	29,776	28,763	386	29,149

Income (loss) from operations	2,014	(116)	1,898	3,012	(106)	2,906

Other income (expense):
Interest income	11	61	72	22	3	25
Interest expense	(168)	0	(168)	(287)	0	(287)
Other (expense) income —net	0	35	35	(10)	31	21

Total other (expense) income	(157)	96	(61)	(275)	34	(241)

Income (loss) before taxes	$1,857	$(20)	$1,837	$2,737	$(72)	$2,665

11.	SUBSEQUENT EVENTS

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

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering associate, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 37 educational sites (two of which are pending regulatory approvals – Houston, Texas and the Roueche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota.

As of February 28, 2014, NAU had 2,504 students enrolled in courses at its physical locations only, 6,767 students enrolled in online courses only, and 1,810 students enrolled in a hybrid format taking both online courses and courses at a physical location. NAU supports the instruction of 4,500 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1.3% of our revenues for the quarter ended February 28, 2014.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the nine months ended February 28, 2014, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized when earned.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the nine months ended February 28, 2014 and 2013 were 2.5% and 3.4%, respectively.

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

The following chart is a summary of our student enrollment on February 28, 2014, and February 28, 2013, by degree type and by instructional delivery method.

	February 28, 2014 (Winter ‘14 Qtr)	February 28, 2013 (Winter ‘13 Qtr)	% Decrease for same quarter
	Number of Students	Number of Students	over prior year
Graduate	397	414	(4.1)%
Undergraduate and Diploma	10,684	11,075	(3.5)%

Total	11,081	11,489	(3.6)%

On-Campus	2,504	2,610	(4.1)%
Online	6,767	6,946	(2.6)%
Hybrid	1,810	1,933	(6.4)%

Total	11,081	11,489	(3.6)%

We experienced a 3.6% decrease in enrollment in the winter term 2014 over the winter term 2013. This decline was across all degree programs and course delivery methods. We believe our investment to grow our current physical location and expand academic programming and our strategic plan will be critical in returning to the growth and results of operations that we have seen over the recent years.

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

Stock-based compensation. We expect to incur increased non-cash, stock based compensation expense in connection with existing and future issuances under our 2009 and 2013 Stock Option and Compensation Plans or other equity incentive plans.

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

Department of Education Rulemaking

On March 25, 2014, the U.S. Department of Education (the “Department”) proposed regulations to define whether certain educational programs, including all programs offered NAU, comply with the Higher Education Act’s requirement of preparing students for gainful employment in a recognized occupation. The proposed regulations would cause each educational program covered by the rule, which includes all of NAU’s educational programs, to fail the requirement of preparing students for gainful employment if its graduates’ student loan debt payments exceed 12% of their total earnings and 30% of their discretionary earnings, the same ratios as in the Department’s proposed draft language that was issued during the negotiated rulemaking committee session in December 2013 and the Department’s original rule published in June 2011. Also unchanged from the earlier proposed draft language, programs whose graduates have debt-to-earnings ratios of 8% to 12% or debt-to-discretionary-earnings ratios of 20% to 30% would fall in a “zone”, and the institution would have to warn students that they might become ineligible for Title IV program funds. Programs that fail both debt-to-earnings tests twice in any three-year period or are in the zone for four consecutive years would be ineligible for Title IV program funds. Different from the original June 2011 rule but consistent with the proposed draft language from the negotiated rulemaking committee session in December 2013, the March 2014 proposed rule includes a programmatic cohort default rate component whereby programs whose borrower cohort default rates exceed 30% for three consecutive years would be ineligible for federal student financial aid.

The debt-to-earnings ratios and programmatic cohort default rates are calculated under complex methodologies and definitions outlined in the proposed regulations and, in some cases, are based on data that may not be readily accessible to institutions. The proposed regulations also contain other provisions that, among other things, include disclosure, reporting and certification requirements. We are evaluating the potential impact of proposed regulations, which remain subject to comment by the public through May 27, 2014 and which may or may not reflect the Department’s final regulations. We cannot predict the ultimate content or effective date of any new regulations that may emerge from this process or the potential impact on NAU’s programs. However, any regulations that reduce or eliminate our students’ access to Title IV program funds, that require us to change or eliminate programs or that increase our costs of compliance could materially decrease our revenue and liquidity, increase operating costs and adversely affect our overall business.

In February and March 2014, the Department held two negotiated rulemaking sessions related to proposed regulations to address program integrity and improvement issues for the Title IV programs, including but not limited to cash management of Title IV program funds and the use of debit cards and the handling of Title IV credit balances, state authorization for programs offered through distance education or correspondence education, state authorization for foreign locations of institutions, and clock to credit hour conversion requirements. During the March 2014 negotiating session, the Department proposed draft regulatory language regarding state authorization for programs offered through distance education that would impose new requirements for students in such programs to be eligible for Title IV program funds and which, if ultimately promulgated into regulation, could materially decrease our revenue and liquidity, and adversely affect our overall business. The Department has scheduled a third session for this negotiated rulemaking committee on April 23-25, 2014 and has announced that a fourth session in May 2014 is likely.

In January, February and March - April 2014, the Department held three negotiated rulemaking sessions to implement the changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (20 U.S.C. § 1092(f)), or the Clery Act, required by March 2013 amendments to the Violence Against Women Act, or VAWA. While the final regulations will likely not be implemented prior to July 1, 2015, the Department notified institutions in an Electronic Announcement in May 2013 that until the regulations go into effect, the Department expects institutions to make a good faith effort to comply with the statutory requirements. Among other things, VAWA requires institutions to compile statistics for certain crimes reported to campus security authorities or local police agencies. Under the statute, an institution must include the new required information in its Annual Security Report issued no later than October 1, 2014.

Results of Operations — Nine Months Ended February 28, 2014 Compared to Nine Months Ended February 28, 2013

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended February 28, 2014 In percentages	Nine Months Ended February 28, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.8	22.6
Selling, general and administrative	68.0	64.0
Auxiliary expense	4.9	5.2
Cost of condominium sales	0.4	0.0
(Gain) loss on disposition of property	(0.1)	0.1

Total operating expenses	96.0	91.9
Operating income	4.0	8.1
Interest expense	(0.6)	(0.8)
Interest income	0.1	0.1
Other income	0.1	0.0

Income before income taxes	3.6	7.4
Income tax expense	(1.4)	(2.9)
Net income attributable to non-controlling interest	0.0	0.0

Net income attributable to the Company	2.2%	4.5%

For the nine months ended February 28, 2014, our total revenue was $95.8 million, a decrease of $0.2 million or 0.2%, as compared to total revenue of $96.0 million for the same period in 2013. The revenue was flat as a result of an enrollment decrease over the first nine months that was offset by a board approved tuition increase of 3.5% effective September 2013. The enrollment decreases were the result of economic and market demand among our targeted student demographic. Our revenue for the nine months ended February 28, 2014 consisted of $94.5 million from our NAU operations and $1.3 million from our other operations.

Total operating expenses were $91.9 million or 96% of total revenue for the nine months ended February 28, 2014, which is an increase of $3.7 million compared to the same period in 2013. Income from operations was $3.9 million or 4.0% of total revenue for the nine months ended February 28, 2014, which is a decrease of $3.9 million compared to the same period in 2013. Net income attributable to the Company was $2.2 million or 2.2% of total revenue for the nine months ended February 28, 2014, a decrease of 50.0%, compared to the same period in 2013. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended February 28, 2014 In percentages	Nine Months Ended February 28, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.1	22.8
Selling, general and administrative	67.6	63.2
Auxiliary expense	5.0	5.3
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.0

Total operating expenses	95.7	91.3
Operating income	4.3	8.7
Interest expense	(0.6)	(0.8)
Interest income	0.1	0.1
Other income (loss)	0.0	(0.1)

Income before non-controlling interest and taxes	3.8%	7.9%

Total revenue. The total revenue for NAU for the nine months ended February 28, 2014 was $94.5 million, a decrease of $0.7 million or 0.7%, as compared to total revenue of $95.2 million for the same period in 2013. The decrease was primarily due to an enrollment decrease which was a result of economic conditions and reduced demand among our targeted student demographic. We believe that NAU’s well-defined strategic plan will return the Company to future increases in the revenues.

The academic revenue for the nine months ended February 28, 2014 was $87.7 million, an increase of $0.2 million or 0.2%, as compared to academic revenue of $87.5 million for the same period in 2013. The increase was primarily due to an average tuition increase of 3.5% over the prior year offset by a decrease in enrollments. The auxiliary revenue was $6.8 million, a decrease of $0.9 million or 11.2%, as compared to auxiliary revenue of $7.6 million for the same period in 2013. This decrease in auxiliary revenue was primarily driven by decreased enrollment and vendor negotiations resulting in greater publisher discounts that were passed thru to the students in the form of lower book costs.

Cost of educational services. The educational services expense as a percentage of total revenue was 23.1% an increase of 0.6% for the nine months ended February 28, 2014 and 2013. This was a result of fixed costs such as facility expenses on a decreased revenue base as compared to the prior year.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 4.4 percentage points for the nine months ended February 28, 2014, to 67.6%, as compared to 63.2% for the same period in 2013. The selling, general and administrative expenses for the nine months ended February 28, 2014 were $63.8 million, an increase of $3.6 million, or 6.0%, as compared to selling, general and administrative expenses of $60.2 million for the same period in 2013. This increase is due to $1.4 million in admissions and marketing costs, $0.8 million in rent and depreciation, $0.4 million in legal expenses, $0.3 million of new software and $0.3 million in the newly approved doctoral programs.

Auxiliary. Auxiliary expenses for the nine months ended February 28, 2014 were $4.7 million, a decrease of $0.3 million as compared to auxiliary expenses of $5.0 million for the same period in 2013. As discussed above, auxiliary expense decreased as a result of reduced enrollments and increased publisher discounts.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the nine months ended February 28, 2014 was $3.6 million, a decrease of $4.0 million or 52.5%, as compared to $7.5 million for the same period in 2013. This decrease is due to the additional expenses discussed above.

Results of Operations — Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February 28, 2014 In percentages	Three Months Ended February 28, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.8	22.0
Selling, general and administrative	67.3	64.4
Auxiliary expense	3.2	4.5
Cost of condominium sales	0.7	0.0
Loss on disposition of property	0.0	0.0

Total operating expenses	94.0	90.9
Operating income	6.0	9.1
Interest expense	(0.5)	(0.9)
Interest income	0.2	0.1
Other income	0.1	0.0

Income before income taxes	5.8	8.3
Income tax expense	(2.2)	(3.3)
Net income attributable to non-controlling interest	0.0	0.0

Net income attributable to the Company	3.6%	5.0%

For the three months ended February 28, 2014, our total revenue was $31.7 million, a decrease of $0.4 million or 1.2%, as compared to total revenue of $32.1 million for the same period in 2013. The decrease was primarily due to a decrease in credit hours and lower book sales as a result of lower credit hours during the winter quarter 2014 over the winter quarter 2013 offset by a tuition increase effective with the fall 2013 quarter. Our revenue for the three months ended February 28, 2014 consisted of $31.2 million from our NAU operations and $0.5 million from our other operations. Total operating expenses were $29.8 million or 94.0% of total revenue for the three months ended February 28, 2014, which is an increase of $0.6 million compared to the same period in 2013. Income from operations was $1.8 million or 5.8% of total revenue for the three months ended February 28, 2014, which is a decrease of $0.8 million compared to the same period in 2013. Net income attributable to the Company was $1.1 million or 3.6% of total revenue for the three months ended February 28, 2014, a decrease of 30.1%, compared to the same period in 2013. The enrollment decreases were the result of economic conditions and lower market demand among our targeted student demographic. Selling, general, and administrative expenses increased $0.6 million as a result of additional expense for new software, rent and depreciation and the doctoral programs. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February 28, 2014 In percentages	Three Months Ended February 28, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.2	22.2
Selling, general and administrative	67.0	63.8
Auxiliary expense	3.3	4.5
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.0

Total operating expenses	93.5	90.5
Operating income	6.5	9.5
Interest expense	(0.6)	(0.9)
Interest income	0.1	0.1
Other income	0.0	0.0

Income before non-controlling interest and taxes	6.0%	8.7%

Total revenue. The total revenue for the three months ended February 28, 2014 was $31.2 million, a decrease of $0.6 million or 1.9%, as compared to total revenue of $31.8 million for the same period in 2013. The decrease was driven by economic conditions and market demand among our targeted student demographic, offset by a 3.5% tuition increase.

The academic revenue for the three months ended February 28, 2014 was flat at $29.5 million for 2014 and 2013. The auxiliary revenue was $1.7 million, a decrease of $0.5 million or 23.6%, as compared to auxiliary revenue of $2.2 million for the same period in 2013. This decrease was primarily due to decreased enrollment and vendor negotiations resulting in greater publisher discounts that were passed thru to the students in the form of lower book costs.

Cost of educational services. The educational services expense as a percentage of total revenue increased by 1.0 percentage points for the three months ended February 28, 2014, to 23.2%, as compared to 22.2% for the same period in 2013. This increase was a result of expanded program offerings at our expanded physical footprint. The educational services expenses for the three months ended February 28, 2014 were $7.2 million, an increase of $0.2 million, or 2.7% as compared to educational expenses of $7.0 million for the same period in 2013. This increase was primarily due to the addition of our doctoral programs.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue increased by 3.2 percentage points for the three months ended February 28, 2014, to 67.0%, as compared to 63.8% for the same period in 2013. The selling, general and administrative expenses for the three months ended February 28, 2014 were $20.9 million, an increase of $0.6 million, or 3.1%, as compared to selling, general and administrative expenses of $20.3 million for the same period in 2013. The increase was the result of additional expense for new software, rent and depreciation and the doctoral programs.

Liquidity and Capital Resources

Liquidity. At February 28, 2014, and May 31, 2013, cash, cash equivalents and marketable securities were $31.9 million on both points in time. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities for February 28, 2014 and May 31, 2013 were $15.1 million and $20.7 million, respectively.

We maintain one line of credit to support ongoing operations. This line of credit is available to support timing differences between inflows and outflows of cash. During the first nine months of fiscal year 2014 ended February 28, 2014 the line of credit was not utilized. We retain this $3.0 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are unsecured. There were no advances outstanding against this line at February 28, 2014 and May 31, 2013.

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

Operating Activities. Net cash provided by operating activities for the nine months ended February 28, 2014 and 2013 were $6.4 million and $13.4 million, respectively. This decrease is due to decreases of $2.2 million of net income and a $4.1 million increase in cash used for working capital, primarily due to a decrease in accounts payable and accrued liabilities offset by lower accounts receivable balances.

Investing Activities. Net cash provided by investing activities for the nine months ended February 28, 2014 was $2.6 million and net cash used by investing activities was $3.9 million in 2013. The increase in the cash provided by investing activities was primarily related to the selling and buying of investments in fiscal year 2014, which resulted in net cash provided of $5.6 million compared to $3.9 million in fiscal year 2013. In addition, purchases of property, plant and equipment was reduced by $3.6 million and a payment was received on the tenant improvement allowance receivable on the Rapid City Central Administration building.

Financing Activities. Net cash used by financing activities was $3.4 million and $2.9 million for the nine months ended February 28, 2014 and 2013, respectively. The increase of $0.5 million is primarily due to the increased dividends paid in fiscal year 2014. There were minimal treasury stock purchases in fiscal year 2014.

Contractual Obligations. As part of our ongoing operations, we entered into an arrangement for additional space that will house the Corporate headquarters, distance learning operations, and the Rapid City campus operations that obligates us to make future payments under a capital lease obligation, which totaled $23.0 million, or a net present value of $12.4 million as of February 28, 2014 and was recognized as current and non-current capital lease payable of $0.2 million and $12.2 million, respectively, and was included in net property, plant and equipment in our condensed consolidated balance sheet.

The following is a schedule of future minimum commitments for the Company’s capital lease as of February 28, 2014:

($ in thousands)	Capital Leases
2014	$270
2015	1,092
2016	1,115
2017	1,137
2018	1,159
Thereafter	17,992

Total future minimum lease obligation	$22,765
Less: Imputed interest on capital leases	(10,416)

Net present value of lease obligations	$12,349

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the nine month period ended February 28, 2014. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At February 28, 2014, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

On March 25, 2014, the U.S. Department of Education (the “Department”) proposed regulations to define whether certain educational programs, including all programs offered NAU, comply with the Higher Education Act’s requirement of preparing students for gainful employment in a recognized occupation. The proposed regulations would cause each educational program covered by the rule, which includes all of NAU’s educational programs, to fail the requirement of preparing students for gainful employment if its graduates’ student loan debt payments exceed 12% of their total earnings and 30% of their discretionary earnings, the same ratios as in the Department’s proposed draft language that was issued during the negotiated rulemaking committee session in December 2013 and the Department’s original rule published in June 2011. Also unchanged from the earlier proposed draft language, programs whose graduates have debt-to-earnings ratios of 8% to 12% or debt-to-discretionary-earnings ratios of 20% to 30% would fall in a “zone”, and the institution would have to warn students that they might become ineligible for Title IV program funds. Programs that fail both debt-to-earnings tests twice in any three-year period or are in the zone for four consecutive years would be ineligible for Title IV program funds. Different from the original June 2011 rule but consistent with the proposed draft language from the negotiated rulemaking committee session in December 2013, the March 2014 proposed rule includes a programmatic cohort default rate component whereby programs whose borrower cohort default rates exceed 30% for three consecutive years would be ineligible for federal student financial aid.

The debt-to-earnings ratios and programmatic cohort default rates are calculated under complex methodologies and definitions outlined in the proposed regulations and, in some cases, are based on data that may not be readily accessible to institutions. The proposed regulations also contain other provisions that, among other things, include disclosure, reporting and certification requirements. We are evaluating the potential impact of proposed regulations, which remain subject to comment by the public through May 27, 2014 and which may or may not reflect the Department’s final regulations. We cannot predict the ultimate content or effective date of any new regulations that may emerge from this process or the potential impact on NAU’s programs. However, any regulations that reduce or eliminate our students’ access to Title IV program funds, that require us to change or eliminate programs or that increase our costs of compliance could have an adverse effect on our business.

In February and March 2014, the Department held two negotiated rulemaking sessions related to proposed regulations to address program integrity and improvement issues for the Title IV programs, including but not limited to cash management of Title IV program funds and the use of debit cards and the handling of Title IV credit balances, state authorization for programs offered through distance education or correspondence education, state authorization for foreign locations of institutions, and clock to credit hour conversion requirements. During the March 2014 negotiating session, the Department proposed draft regulatory language regarding state authorization for programs offered through distance education that would impose new requirements for students in such programs to be eligible for Title IV program funds and which, if ultimately promulgated into regulation, could have an adverse effect on our business. The Department has scheduled a third session for this negotiated rulemaking committee on April 23-25, 2014 and has announced that a fourth session in May 2014 is likely.

In January, February and March - April 2014, the Department held three negotiated rulemaking sessions to implement the changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (20 U.S.C. § 1092(f)), or the Clery Act, required by March 2013 amendments to the Violence Against Women Act, or VAWA. While the final regulations will likely not be implemented prior to July 1, 2015, the Department notified institutions in an Electronic Announcement in May 2013 that until the regulations go into effect, the Department expects institutions to make a good faith effort to comply with the statutory requirements. Among other things, VAWA requires institutions to compile statistics for certain crimes reported to campus security authorities or local police agencies. Under the statute, an institution must include the new required information in its Annual Security Report issued no later than October 1, 2014.

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

National American University Holdings, Inc.
(Registrant)

Dated: April 4, 2014	By:	/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer

By:	/s/ Venessa D. Green
Venessa D. Green, MBA, CPA
Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files