Form 10-K
period 2014-05-31
National American University Holdings, Inc.
filed 2014-08-08
CIK 1399855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

Commission File No. 001-34751

National American University Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0479936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5301 S. Highway 16
Rapid City, SD	57701
(Address of principal executive offices)	(Zip Code)

(605) 721-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par Value	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2014, there were 25,051,396 shares of Common Stock, $0.0001 par value per share outstanding.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2014 fiscal year) are incorporated by reference into Part III of this Report.

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

Item 1. Business.

Overview

We are a provider of postsecondary education primarily focused on the needs of working adults and other non-traditional students. We own and operate National American University, a regionally accredited, proprietary, multi-campus institution of higher learning founded in 1941. Since 1998, we have been offering academic and degree programs online. Using both campus-based and online instruction, we provide associate, bachelor’s, master’s and doctoral degree and diploma programs in business-related disciplines, such as accounting, management, business administration, information technology and healthcare-related disciplines, such as nursing and healthcare management. Our mission is to prepare students of diverse interests, cultures and abilities for careers in our core fields in a caring and supportive environment.

We currently have 37 educational sites (two of which are pending regulatory approvals – Houston, Texas and the Roueche Graduate Center in Austin, Texas) in the states of Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. Several of our educational sites are hybrid learning centers, which utilize small physical facilities in strategic geographic areas, allowing our students to meet face-to-face with staff for assistance with their educational choices and related services while completing the majority of their coursework online. Working adults and other non-traditional students are attracted to the flexibility of our online programs and the convenience of our hybrid learning centers.

In addition to our university operations, we operate a real estate business known as Fairway Hills Developments, or Fairway Hills. Our real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Residential Development area of Rapid City, South Dakota.

Our enrollment increased from approximately 11,220 students as of May 31, 2012 to approximately 11,470 students as of May 31, 2013, and then decreased to approximately 10,850 students as of May 31, 2014, representing an annual growth rate of approximately 2.2% from 2012 to 2013 and a decrease of 5.4% from 2013 to 2014. We believe our recent decline in student enrollment and revenue is the result of the current economic environment in which we operate and similar to our peers, we have experienced declining enrollments. Notwithstanding the unfavorable economic environment, we believe we have an opportunity to increase profit by controlling costs and further leveraging our online offerings and hybrid learning centers. During the same periods, our revenue grew from $118.9 million for the fiscal year ended 2012, to $129.2 million for fiscal year ended 2013, and then decreased to $127.8 million for the fiscal year ended May 31, 2014, representing an annual increase of 8.6% and a decrease of 1.1%, respectively. Income before income taxes for the fiscal year ended May 31, 2012 was $8.8 million, compared to $9.2 million for the fiscal year ended May 31, 2013, and $5.8 million for the fiscal year ended May 31, 2014.

Revenue for the NAU segment grew from $117.8 million in 2012 to $127.9 million in 2013 and then decreased to $126.2 million in 2014, representing an increase of 8.5% between 2012 and 2013 and a decrease of 1.3% from 2013 to 2014. Income before income taxes for the NAU segment was $9.1 million in 2012, increasing to $9.7 million in 2013 and then decreasing to $5.9 million in 2014. Total assets for the NAU segment grew from $70.4 million in 2012 to $74.8 million in 2013, and $76.4 million in 2014.

Revenue for the other segment, consisting of our real estate business, increased from $1.1 million in 2012 to $1.3 million in 2013 and $1.6 million in 2014, representing an increase of 22.4% between 2012 and 2013 and 20.6% from 2013 to 2014. Loss before taxes for the other segment increased from $0.3 million in 2012 to $0.5 million in 2013 and then decreased to $0.1 million in 2014. Total assets for the other segment increased from $12.7 million in 2012 to $13.0 million in 2013 and then decreased to $12.1 million in 2014.

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

Since 1974, we have continued to expand educational sites, add online education programs and develop graduate degree programs. We have also developed professional programs in nursing and allied health that allow students to pursue degrees in these areas in a flexible learning environment. In addition, we have leveraged our online expertise into affiliations with other educational institutions that lack such online capabilities. Through these affiliations, which have resulted in increased revenue with little additional cost, we provide other institutions with curricula development, faculty, consulting and technology support services to enable them to deliver academic programs online.

Corporate Information

National American University Holdings, Inc., formerly known as Camden Learning Corporation, was organized under the laws of the State of Delaware on April 10, 2007, as a blank check company to acquire one or more domestic or international assets of an operating business in the education industry. On November 23, 2009, as a result of the merger transaction with Dlorah, Inc., a South Dakota corporation, which owns and operates NAU, Dlorah became our wholly owned subsidiary. For accounting purposes, Dlorah was the acquirer and accounted for the transaction as a recapitalization. Accordingly, the consolidated financial statements included in this annual report on Form 10-K reflect the results of Dlorah. We conduct substantially all of our business and generate substantially all of our revenue through Dlorah. Our primary business is the operation of National American University, which generated 98.8% of our revenue in fiscal year 2014. We also have multi-family residential real estate operation in Rapid City, South Dakota, which generated 1.2% of our revenue in fiscal year 2014. We maintain a website at www.national.edu. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Our commitment to these core values is evidenced in the daily interactions among our students, faculty, staff and administrators. A recent comprehensive institutional student survey found that the four characteristics receiving the highest student satisfaction rating cumulatively across the university were:

•	the overall ease of the registration process;

•	the ability to learn on your own;

•	the caring and supportive attitude by faculty toward students; and

•	the opportunity to develop knowledge of subjects in the program’s emphasized areas.

Approach to Academic Quality

We have identified a number of key elements to promote a high level of academic quality, and they include:

Performance-based, career-oriented curricula. We create performance-based curricula designed to enable all students to gain the foundational knowledge, professional competencies and demonstrable skills, including technical and technological skills, required to be successful in their chosen fields. We design our curricula to address specific career-oriented objectives we believe working adult and other non-traditional students are seeking. We have invested significant human and financial resources in the implementation of this curricula development to support faculty and students in achieving prescribed student learning outcomes. Our performance-based curricula is designed and delivered by our faculty members who are committed to delivering a high quality, current and relevant education to prepare our students for their careers.

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

Industry and Outlook

We operate in the same market as for-profit and non-profit career-oriented schools, two-year junior colleges and community colleges. Competition is generally based on location, program offerings, modality, the quality of instruction, placement rates, selectivity of admissions, recruiting and tuition rates. We compete for enrollments by offering more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We also compete with other career schools by focusing on offering high demand, career-oriented programs, providing individual attention to students and focusing on flexible degrees for working adults and other non-traditional students. We believe we are able to compete effectively in our respective local markets because of the diversity of our program offerings, quality of instruction, strength of our brand, reputation and success in placing students with employers.

We also compete with other institutions that are eligible to receive Title IV program funding. These include four-year, non-profit colleges and universities, community colleges and for-profit institutions, whether they offer programs that are four years, two years or less. Our competition differs in each market depending on the curriculum offered. Also, because schools can add new programs in a relatively short period of time, typically within six to 12 months, new competitors within an academic program area can emerge quickly.

Certain institutions have competitive advantages over us. Non-profit and public institutions receive substantial government subsidies, government and foundation grants and tax-deductible contributions and have other financial resources generally not available to for-profit schools. In addition, some of our for-profit competitors have a more extended or dense network of schools and campuses, which may enable them to recruit students more efficiently from a wider geographic area. Furthermore, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater financial and other resources and name recognition than we have, which may enable them to compete more effectively for potential students. We also expect to face continued competition as a result of new entrants to the online education market with similar programmatic offerings.

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

Our Doctorate in Education (Ed.D.) with nationally recognized leadership. Our Ed.D. program includes nationally renowned community college leaders; leaders and faculty who have served as presidents and chief officers of community colleges for more than 40 years and who have published numerous books and articles on leadership of community colleges in the last several decades. The addition of the program and its recognized faculty brings great visibility to the university and, in its first year of existence, has produced partnerships with community colleges and enrollments comparable to the largest community college leadership programs in the country. In addition, we have requested approval to offer a novel Master’s of Management in Education with multiple concentrations on financial, philanthropic, teaching and learning, institutional research, and other topics critical to the success of leaders of all types of colleges. We are establishing a name for the university in education-related programs.

Our nursing and allied health programs. We have developed nursing and allied health programs that provide students with an opportunity to obtain a professional degree. We recently received approval for a new baccalaureate nursing program in New Mexico and have applied for approval of the same program in Texas. We are expanding concentrations in our Master of Science in Nursing in areas of high need. Our current nursing programs include an Associate of Science in Nursing, generic Bachelor of Science in Nursing, practical nurse to Bachelor of Science in Nursing, online Registered Nurse to Bachelor of Science Nursing program and Master of Science in Nursing.

Our multiple accreditations and regulatory approvals. We are regionally accredited through the Higher Learning Commission (HLC) and are a member of the North Central Association of Colleges and Schools. In addition, many of our programs maintain specialized or professional accreditation.

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

Our experienced executive management team with strong operating history. Our executive management team possesses extensive experience in the management and operation of postsecondary education institutions. Our president, Dr. Jerry Gallentine, has worked in education for over 45 years. Throughout his career, Dr. Gallentine has taught various courses as a professor and also served as a president of various higher learning institutions before guiding our growth and development since 1993. Dr. Ronald Shape, our chief executive officer, began his career in higher education with us in 1991. He began teaching courses in accounting, auditing and finance in 1995. Dr. Shape became our chief fiscal officer in 2002 and our chief executive officer in April 2009. Dr. Samuel Kerr is our chief operating officer. Dr. Kerr served as the provost and general counsel of NAU from 2008 until 2013 and has served as an adjunct faculty member of NAU since 2002. Dr. Kerr was the system vice president for administration and general counsel of NAU from 2004 to 2008 and served as vice president for human resources and general counsel from 2001 to 2004. Dr. Kerr served as managing partner of Banks, Johnson, Colbath & Kerr, Prof. L.L.C., from 1995 to 2001, where he acted as outside legal counsel to NAU from 1999 to 2001. Dr. Kerr began his career in education in 1983 as a high school English/journalism instructor. He also taught education courses for a local college. After graduating from law school in 1992, he started his legal practice in Rapid City, SD, in private practice. Dr. Lynn Priddy is provost and chief academic officer of the university. Dr. Priddy joined NAU in 2013; she began her career in education in 1986, serving as English faculty, director, dean, and vice president of institutions. In 1999, she joined the largest regional accreditor, the Higher Learning Commission of NCA, where she served fourteen years, the last five as vice president. Venessa D. Green is the chief financial officer and began her career with NAU in December 2004. Ms. Green has also served as an adjunct faculty member of NAU since December 2006 teaching in both the undergraduate and graduate disciplines. Ms. Green is a licensed certified public accountant in the State of South Dakota and has been a member of the American Institute of Certified Public Accountants and the South Dakota Certified Public Accountant Society since 2007. Michaelle J. Holland is the president of campus operations. Ms. Holland began her career at NAU in 1991, left NAU to work for Lincoln School of Commerce as its campus president from 1999 to 2002, and then returned to NAU in June 2002. Dr. Robert A. Paxton was appointed to the president of online learning operations in January 2009 and is currently the president of external relations and strategic initiatives. From January 1995 to August 2008, Dr. Paxton served as president of Iowa Central Community College. Dr. Paxton served as vice president of instruction of Cowley County Community College and Area Vocational-Technical School, Arkansas City, Kansas, from June 1990 to December 1994 and as dean of student services from July 1988 to June 1990. Michael Buckingham was appointed president of our real estate operations in November 2009. Mr. Buckingham oversees the maintenance of all the facilities in the NAU system, as well as properties being developed by our real estate operations. Mr. Buckingham served as corporate vice president of Dlorah from 1992, and the president of Dlorah’s real estate operations from 1988, until the closing of the Dlorah merger.

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

Since opening our first branch campus in Sioux Falls, South Dakota, in 1974, a central part of our growth strategy has been developing and opening educational sites in vibrant and growing communities with expanding workforces. In 2009, we opened our first hybrid learning center in Minnetonka, Minnesota, which offers blended online and on-campus degree programs. Since that time, we have opened several new hybrid learning centers. Although smaller than our traditional educational sites, these hybrid learning centers, in collaboration with our online operations, offer complete programs and services to our students. We believe our significant experience and success in expanding and supporting new educational sites and hybrid learning centers positions us well for continued expansion to meet market demand.

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

Recognizing the current and future impact of globalization on higher education, we have worked actively to enroll international students. During the late 1990s, we started developing international affiliations with foreign colleges and universities. Such affiliations provide students from other countries the opportunity to study at universities in the United States to complete their studies. Many academically capable and motivated students from foreign countries desire to take coursework at American colleges or universities but are not able to do so for various reasons, including inadequate financial resources, family and work obligations in their home countries and immigration restrictions. To meet the needs of these students, we have developed relationships with foreign colleges and universities to offer their students an option to combine the curricula of their home country institution with our curricula offered through our online distance learning program so that those students can remain in their home country and attend a local college or university while taking courses offered by an accredited American university, without having to travel to the United States. We currently have affiliations with educational institutions in Paraguay and Greece.

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

Increase our online academic program offering. We will continue leveraging our physical assets by offering additional academic programs online and encouraging existing and new students to use online services. For instance, in 2014 we launched a continuing education division to offer courses for personal and professional development.

Increase enrollment in existing academic programs. We will continue focusing on increasing enrollment in our core academic programs by continuing to refine our marketing and recruiting efforts to identify, enroll and retain students seeking degrees or diplomas in the academic programs we offer. We also will continue focusing on retaining students, so they may achieve their educational goals. We believe that the depth and quality of our existing core programs will provide opportunity for additional growth.

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

Accreditation and Program Approvals

The quality of our academic programs is evidenced by our institutional and program-specific accreditations and approvals. We received initial accreditation from the HLC in 1985. Since then, we have continued to grow and expand by obtaining HLC approval for new geographic sites and graduate degree programs, and by expanding program delivery in international locations in cooperation with the institutions of higher learning that are located in such international locations.

In addition to institution-wide accreditation, numerous specialized commissions accredit or approve specific programs or schools, particularly in healthcare and professional fields. Accreditation or approval of specific programs by one of these specialized commissions signifies that those programs have met the additional standards of those agencies. For a list of our institutional and specialized or professional accreditation see “Regulatory Matters — Accreditation.”

We are approved for veteran’s training and for administering various educational programs sponsored by federal and state agencies, such as the Bureau of Indian Affairs, the Social Security Administration and various state rehabilitation services.

Programs and Areas of Study

We offer Doctor of Education, Master of Business Administration, Master of Management, Master of Science in Nursing, Bachelor of Science, Associate of Applied Science and Associate of Science degrees, with a variety of program options leading to each of these degrees. Many of the degree programs offer the opportunity to focus on one or more emphasis areas. We also offer diploma programs consisting of a series of courses focused on a particular area of study for students seeking to enhance their skills and knowledge in the areas of computer support specialist, healthcare coding, MCITP network management, network and server administrator, therapeutic massage, and veterinary assisting.

As of May 31, 2014, we offered the following degree and diploma programs:

Graduate Degrees	Associate Degrees

Doctor of Education

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

Clinical Laboratory Technician

Computer Security

Criminal Justice

Electronic Health Record Support Specialist

Health and Beauty Management

Health Information Technology

Information Technology

Invasive Cardiovascular Technology

Management

Medical Administrative Assistant

Medical Assisting

Medical Staff Services Management

Occupational Therapy Assistant

Associate of Science in Nursing

Paralegal Studies

Pharmacy Technician

Small Business Management

Therapeutic Massage

Veterinary Technology

Diplomas

Computer Support Specialist

Healthcare Coding

MCITP Network Management

Network and Server Administrator

Therapeutic Massage

Veterinary Assisting

As an extension of our mission and historical foundation of offering business and business related programming, we began offering our Master of Business Administration, or MBA, program at the Rapid City campus in 2000. We expanded the MBA program through online delivery upon HLC approval in 2001. In 2004, we received HLC approval to offer the MBA program through our Best of Both Worlds-Instructional Delivery Platform™ program format in Bolivia, United Arab Emirates, and Chile. In 2006, we received HLC approval to offer the Master of Management degree. In 2009, we received HLC approval to offer a Master of Science in Nursing degree program, and we have requested approval to expand the concentrations within this master’s to address emerging needs in nursing management, informatics, and care coordination. In 2013, we launched the Doctorate in Education (Ed.D.) and have requested to add the Master’s of Management in Education. Both programs establish new markets for the university. With nationally recognized faculty in higher education and an anticipated gap in senior leadership in higher education institutions, particularly community colleges, we plan to continue to seek opportunities to expand our graduate programming in these areas.

We are seeking to expand our programming in healthcare-related fields. Our undergraduate healthcare management program and Master of Management degree with emphasis in healthcare administration were developed to meet the healthcare industry’s need for healthcare professionals with strong business and management skills. We offer an Associate of Science in Nursing degree at our Zona Rosa, Missouri and Denver, Colorado campuses. In addition, we offer an Licensed Practical Nursing to Bachelor of Science in Nursing program at our Overland Park and Wichita education sites and the Bachelor of Science in Nursing at our Albuquerque, New Mexico; Bloomington, Minnesota; and Sioux Falls and Rapid City, South Dakota, educational sites to respond to the growing nationwide shortage of qualified nurses. We plan to offer additional Bachelor of Science in Nursing degrees at the Austin and Mesquite, Texas, Indianapolis, Indiana, and Denver, Colorado educational sites over the next several years. An online Registered Nurse to Bachelor of Science in Nursing program is offered through the distance learning campus. We have also developed an Associate of Applied Science in Clinical Laboratory Technician at our Zona Rosa, Missouri site to meet the growing demand of clinical laboratory technicians performing tests to aid physicians in diagnosing and treating patients. Associate of Applied Science programs in Occupational Therapy Assistant at the Denver, Colorado, and Independence, Missouri locations, and Invasive Cardiovascular Technology at the Austin, Texas location have also been added to meet healthcare needs. Additional allied health programs at the associate degree level are offered throughout the university based on local demand and workforce needs. With the expansion of undergraduate enrollment in healthcare-related programs and the emerging demand observed from our alumni and other constituencies, we plan to expand our healthcare-related graduate programs. The burgeoning national need for master’s qualified nursing administrators and nursing faculty, along with our experience in developing and delivering nursing programs at the associate and bachelor’s degree levels, led us to develop a Master of Science in Nursing degree, which was approved by the HLC in 2009. We plan to continue to expand the master of science in nursing program to include new concentrations and certificates to respond to external needs.

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

Associate to Bachelor’s Degree Completion Program

Our associate to bachelor’s degree completion programs, also called the 2 + 2 degree completion programs, are based on strategic affiliations with various higher education institutions in the United States. These programs allow students with an associate degree to transfer into a bachelor’s degree.

Educational and Administrative Sites

Our central administration is located in Rapid City, South Dakota. We lease all of our educational and administrative sites from third parties. As of May 31, 2014, we operated in the following locations:

State	Address	Approximate Size
Colorado:	8242 S. University Blvd., Suite 100	4,600 sq. ft.
Centennial, CO 80122-3178

	1079 Space Center Dr.	5,500 sq. ft
Colorado Springs, CO 80915-3612

	1915 Jamboree Dr., Suite 185	9,300 sq. ft.
Colorado Springs, CO 80920-5378

	1325 S. Colorado Blvd. Suite 100	17,900 sq. ft.
Denver, CO 80222-3308

Indiana:	3600 Woodview Trace, Suite 200 Indianapolis, IN 46268-3167	16,375 sq. ft.

Kansas:	10310 Mastin St.	25,500 sq. ft.
Overland Park, KS 66212-5451

	7309 E. 21st St. North, Suite G40	10,100 sq. ft.
Wichita, KS 67206-1179

	8428 W. 13th St. N., Suite 120	6,600 sq. ft.
Wichita, KS 67212-2980

Minnesota:	7801 Metro Parkway, Suite 200	20,400 sq. ft.
Bloomington, MN 55425-1536

	6200 Shingle Creek Parkway, Suite 130	14,300 sq. ft.
Brooklyn Center, MN 55430-2131

	1550 W. Highway 36 Roseville, MN 55113-4035	14,800 sq. ft.

	3906 E Frontage Highway 52 Rd. NW Rochester, MN 55901-0108	7,150 sq. ft.

	10901 Red Circle Dr., Suite 150	5,200 sq. ft.
Minnetonka, MN 55343-4545

	513 W. Travelers Trail	6,000 sq. ft.
Burnsville, MN 55337-2548

Missouri:	3620 Arrowhead Ave.	18,300 sq. ft.
Independence, MO 64057-1791

	7490 NW 87th St.	16,700 sq. ft.
Kansas City, MO 64153-1934

	401 NW Murray Rd. Lee’s Summit, MO 64081-1425	7,000 sq. ft.

	1030 Wolfrum Rd.	8,000 sq. ft.
Weldon Spring, MO 63304-7795

Nebraska:	3604 Summit Plaza Dr.	9,500 sq. ft.
Bellevue, NE 68123-1065

New Mexico:	4775 Indian School Rd. NE, Suite 200	24,400 sq. ft.
Albuquerque, NM 87110-3976

	10131 Coors Blvd., NW Suite I-01	6,200 sq. ft.
Albuquerque, NM 87114-4045

Oklahoma:	8040 S. Sheridan Rd.	8,600 sq. ft.
Tulsa, OK 74133-8945

Oregon:	13333 SW 68th Parkway, Suite 010 Tigard, OR 97223-8304	14,400 sq. ft.

South Dakota:	5301 S. Highway 16	99,600 sq. ft.
Rapid City, SD 57701-8931

	1000 Ellsworth St., Suite 2400B	6,700 sq. ft.
Ellsworth AFB, SD 57706-4943

	5801 S. Corporate	22,400q. ft.
Sioux Falls, SD 57108-5027

	925 29th St. SE	4,700 sq. ft.
Watertown, SD 57201-9123

Texas:	13801 Burnet Rd., Suite 300	20,400 sq. ft.
Austin, TX 78727-1281

	6836 Austin Center Blvd, Suite 270 Austin, TX 78731-3188 *	10,300 sq. ft.

	1101 Central Expressway S., Suite 100 **	4,400 sq. ft.
Allen, TX 75013-8062

	1015 West University Ave. Suite 700 Georgetown, TX 78628-5355	7,170 sq. ft.

	300 N. Coit Road, Suite 225 Richardson, TX 75080-5400	4,700 sq. ft.

	475 State Highway 121 S. By-pass, Suite 150	5,500 sq. ft.
Lewisville, TX 75067-8193
	18600 LBJ Freeway	16,800 sq. ft.
Mesquite, TX 75150-5628

	6800 Westgate Blvd., Suite 101	6,300 sq. ft.
	Austin, TX 78745-4868 11511 Katy Freeway, Suite 200 * ** Houston, TX 77079-1744	3,007 sq. ft.

*	- locations that are pending regulatory approval
**	- online learning call centers

Our on-site programs not only offer students, faculty and staff an opportunity to participate in a more traditional college experience, but also provide online students, faculty and staff with a sense of connection to the university.

Faculty and Other Employees

Our faculty includes full-time faculty members, and adjunct campus-based and online faculty members. As of May 31, 2014, the university employed approximately 77 full-time and 578 part-time faculty members. Approximately 75% of our current faculty members hold a master’s degree in their respective field and approximately 22% of our faculty members hold a doctoral degree.

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

We recognize that most efforts to train, evaluate and recognize faculty members must originate at the individual campus level. All faculty members complete an online faculty orientation, coordinated by the system academics office, which consists of seven modules addressing the university’s mission and core values, the instructor’s role at the university, learning concepts and theories, good practices in teaching and assessment, classroom management, and accreditation standards and regulatory requirements related to academics. Regularly scheduled webinars are also available for faculty development each quarter. In addition, the campus academic deans are responsible for local orientation and in-service programs for faculty, schedules for faculty appraisal, promotions and merit increase recommendations, as well as formal and informal efforts to retain faculty members. Central academics and regional and campus deans establish and uphold the university’s policies and practices for faculty appraisal. We provide ongoing and meaningful feedback on individual performance to our faculty members for their professional growth and for the continued advancement of the university.

Retention of quality adjunct faculty is a priority for us. To promote continuity within this vital teaching core, we have undertaken a number of initiatives to retain adjunct faculty. We have made strides in improving faculty compensation over the last several years, and we recognize that additional improvements may be required to attract and retain a qualified faculty.

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

In addition to our faculty, as of May 31, 2014, we employed 907 staff and administrative personnel in university services, academic advising and support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with the university.

Marketing, Recruitment and Retention

Marketing. We engage in a range of activities designed to generate awareness among prospective students. Such activities include building brand awareness via internet platforms, television and radio advertising, direct mail, email, and print. The goal of the marketing department is to distribute relevant content to our target audiences in order to gain brand awareness, create a desire to attend NAU by engaging our audiences, and support admissions in enrollment growth. NAU’s audience is primarily adult learners choosing to advance their education for personal and career-related goals.

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

The student support services we provide include:

Academic and learner support services. We provide students with a variety of services designed to support their academic studies. We offer students entrance orientation, academic advising, technical support, research services, writing services, ADA accommodations, access to counseling, and tutoring.

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

Undergraduate applicants must have graduated from a recognized high school (or the Department of Education or state-required accepted equivalent) or submit an official transcript from an accredited higher education institution in the United States indicating completion of a postsecondary education program of at least two years that is acceptable for full credit toward a Bachelor’s degree, with a minimum cumulative grade point average of 2.0.

Enrollment

Enrollments have decreased from approximately 11,470 students as of May 31, 2013 to approximately 10,850 students as of May 31, 2014, representing an annual decrease of approximately 5.4%. As of May 31, 2014, we had 6,481 students enrolled in our online programs, 2,686 students enrolled on-campus, and 1,690 students enrolled through our hybrid learning centers. The average age of our students is approximately 35 years.

The following is a summary of our student enrollment at May 31, 2014, and May 31, 2013, by degree type and by instructional delivery method:

	May 31, 2014		May 31, 2013
	No. of Students	% of Total	No. of Students	% of Total
Continuing Ed	12	0.1%	0	0%
Doctoral	37	0.3%	0	0%
Graduate	322	3.0%	397	3.5%
Undergraduate	10,486	96.6%	11,075	96.5%

Total	10,857	100.0%	11,472	100.0%

	May 31, 2014		May 31, 2013
	No. of Students	% of Total	No. of Students	% of Total
Online	6,481	59.7%	6,790	59.2%
On-Campus	2,686	24.7%	2,661	23.2%
Hybrid	1,690	15.6%	2,021	17.6%

Total	10,857	100.0%	11,472	100.0%

Tuition and Fees

Our tuition rates vary by educational site. Total tuition varies based upon several factors, including the number of credit hours for each program, the degree level of the program, and geographic location.

Our students finance their education through a variety of sources, including government sponsored financial aid, private and NAU provided scholarships, employer provided tuition assistance, veteran’s benefits, private loans and cash payments. A substantial portion of our students rely on funds received under various government sponsored student financial aid programs, predominately Title IV programs. In the fiscal years ended May 31, 2014, 2013, and 2012, approximately 89.3%, 89.7%, and 84.7%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs.

We have a refund policy for tuition and fees based upon quarter start dates. If a student drops or withdraws from a course during the first week of classes, 100% of the charges for tuition and fees are refunded. After the first week but during the first 60% of scheduled classes the percentage of tuition charges refunded for a student who totally withdraws from NAU is based on a daily proration based on a percent of the term completed thru the last day of attendance (LDA)**. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Fees charged include specialty and program fees ranging from $25 to $551, depending on the program. A $75 administrative fee is assessed against each prorated refund. A refund minus a $75 administrative fee is made within 45 days of the day the student’s withdrawal is determined. If the student was a financial aid recipient, federal regulations establish a methodology for determining the amount of Title IV funds that must be returned to the financial aid programs for students not completing 60% of the enrollment period.

**	Those students attending in the state of Oregon receive a prorated refund based on the LDA in each class.

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

We have also developed and deployed an Internet-based application called TEAMS to meet the growing needs of our online course delivery. TEAMS closely integrates with the D2L learning management system to allow for automated loading of students into D2L courses and provides a single point to determine student and staff participation in the online courses. This application is designed to utilize the storage capability of a relational database to provide historical and real time information.

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

Real Estate Operations

Our real estate operations conduct business through various projects and associations, including Fairway Hills I and II, Park West, Vista Park, Fairway Hills Park and Recreational Association, the Vista Park Homeowners’ Association and the Park West Homeowners’ Association. Fairway Hills I and Fairway Hills II are apartment buildings consisting of a total of 52 rental apartments of which 99% were leased as of May 31, 2014. Park West consists of 48 apartment units and is owned by a partnership that is 50% owned by us and 50% owned by members of the Buckingham family (including Robert Buckingham, chairman of our board of directors, and his siblings and the spouses and estates of his siblings). Park West apartment units are being converted to, and sold as, condominiums. While the conversion of the Park West building is not yet complete, as of May 31, 2014, 6 of the 48 available units in Park West have been sold. Currently, prices for Park West condominium units start at $139,000.

In addition, in 2008, we began construction of a condominium development called Vista Park. Fairway Hills completed construction of a 24-unit condominium complex known as Vista Park Phase I by May 31, 2014 and has sold 13 of the available units. Prices for Vista Park condominium units start at $160,000. We currently have plans to build three additional condominium complexes (Phases II, III and IV) in Vista Park, but construction of these additional phases is not expected to begin until after the sale of a substantial number of the currently available condominiums in Vista Park Phase I. In total, and upon completion of all four phases of development, the Vista Park condominium complexes would consist of 96 condominium units.

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

Compliance with Applicable Laws

We strive to comply with applicable federal, state, and local laws and regulations. We have a designated university compliance officer and maintain an institutional compliance program that has:

•	A university compliance committee made up of representatives of departments and chaired by the university compliance officer;

•	Monitors compliance and, when gaps or violations occur, develops responses to correct deficiencies in a timely manner; and

•	Communicates institutional principles designed to deter wrongdoing and to promote ethical conduct.

Further, audits are periodically conducted to ensure compliance with applicable laws, including the following:

•	Federal Title IV student financial assistance program compliance attestation examinations are conducted annually to determine compliance and to identify any deficiencies requiring correction;

•	An audit of 401(k) retirement plans is conducted annually for compliance with applicable laws and fiduciary duties; and

•	Annual financial statements audited by an independent auditor.

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

As an institution of higher education that grants degrees and diplomas, we are required to comply with the requirements of state education authorities. In addition, to participate in the federal programs of student financial assistance for our students, we are required to be accredited by an accrediting commission recognized by the Department of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting commission and the stated aims and purposes of the institution. The Higher Education Act requires accrediting commissions recognized by the Department of Education to review and monitor many aspects of an institution’s operations and to take appropriate action if the institution fails to meet the accrediting commission’s standards.

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

In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the HLC at the institutional level, we also had the following specialized accreditations as of May 31, 2014:

Specialized or Programmatic Accreditation	Accrediting Body
Selected Business Degree Programs (Associate of Applied Science, Bachelor of Science, Master of Management, Master of Business Administration degrees)	International Assembly for Collegiate Business Education

Health Information Technology (online program)	Commission on Accreditation for Health Informatics and Information Management

Medical Assisting (Albuquerque, New Mexico; Austin, Texas; Bloomington, Minnesota; Colorado Springs, Colorado; Denver, Colorado; Independence, Missouri; Kansas City (Zona Rosa), Missouri; Overland Park, Kansas; Wichita, Kansas; Roseville, Minnesota; Sioux Falls, South Dakota, campuses)	Commission on Accreditation of Allied Health Education Programs on the recommendation of the Medical Assisting Education Review Board

Pharmacy Technician (Bloomington, Minnesota; Brooklyn Center, Minnesota; Roseville, Minnesota; Sioux Falls, South Dakota campuses)	American Society of Health-System Pharmacists

Veterinary Technology (Rapid City, South Dakota campus)	Committee on Veterinary Technician Education and Activities

Associate of Science Nursing Program (Kansas City (Zona Rosa), Missouri campus)	Missouri Board of Nursing Full Approval

Associate of Science Nursing Program (Denver, Colorado campus)	Colorado Board of Nursing Full Approval

Bachelor of Science in Nursing Program (Albuquerque, New Mexico campus)	New Mexico Board of Nursing Initial Approval

Bachelor of Science in Nursing Program (Bloomington, Minnesota campus)	Minnesota Board of Nursing Approval

Bachelor of Science in Nursing Program (Rapid City, South Dakota; Sioux Falls, South Dakota campuses)	South Dakota Board of Nursing Interim Approval

Bachelor of Science in Nursing and Licensed Practical Nurse Bridge to Bachelor of Science in Nursing Program (Overland Park, Kansas; Wichita West campuses)	Kansas State Board of Nursing Initial Approval

Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning)	South Dakota Board of Nursing Approval

Associate of Science in Nursing Program (Kansas City (Zona Rosa), Missouri campus)	Accreditation Commission for Education in Nursing(former National League for Nursing Accrediting Commission) Initial Approval

Bachelor of Science in Nursing Program (all NAU campuses that listed above – Albuquerque, Bloomington, Overland Park, Rapid City, Sioux Falls, and Wichita West campuses)	Commission on Collegiate Nursing Education Initial Accreditation

Licensed Practical Nurse Bridge to Bachelor of Science in Nursing Program (Overland Park, Kansas; Wichita West campuses)	Commission on Collegiate Nursing Education Initial Accreditation

Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning)	Commission on Collegiate Nursing Education Initial Accreditation

Online Master of Science in Nursing Program (Distance Learning)	Commission on Collegiate Nursing Education Initial Accreditation

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

The U.S. Senate Committee on Health, Education, Labor and Pensions (the “HELP Committee”) held a series of hearings on the proprietary education sector during 2010 and 2011 relating to student recruiting, accreditation matters, student debt, student success and outcomes, and other matters. On July 30, 2012, the majority staff of the HELP Committee released a report, “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the report was highly critical of these institutions. The findings and recommendations contained in this report could negatively impact our reputation and materially affect our business. The report may be used for future legislative proposals in Congress in connection with a reauthorization of the Higher Education Act or other proposed legislation that could change the participation of proprietary institutions, including us, in Title IV programs. The report could also lead to further investigations of proprietary schools and additional regulations promulgated by the U.S. Department of Education.

In connection with the anticipated reauthorization of the Higher Education Act, on June 25, 2014, Senator Tom Harkin (D-IA) introduced legislation that would amend the Higher Education Act in a number of significant ways, including that a for-profit institution would lose eligibility to participate in Title IV funds if the institution derives more than 85% of its revenues from federal funds, including Title IV programs, revenue from the GI Bill and Department of Defense Tuition Assistance funds, and prohibiting postsecondary educational institutions, including us, from using federally-derived funds for marketing, advertising and recruiting expenses. Other members of Congress have proposed legislation that could similarly have an adverse effect on our business. For example, Senators Dick Durbin (D-IL), Jack Reed (D-RI), Elizabeth Warren (D-MA), and Barbara Boxer (D-CA) introduced the “Protect Student Borrowers Act,” which would assess penalties against institutions if their cohort default rate exceeds 15 percent. A bill introduced by the late Senator Frank Lautenberg (D-NJ) and Senator Tom Harkin (D-IA), titled the “Student First Act,” would require Department of Education program reviews of institutions engaging in “risky” behavior, such as serial forbearance and default rate manipulation, spending more than 20 percent of revenue on recruiting and marketing, and deriving more than 85 percent of revenue from federal student aid sources. Senator Kay Hagan (D-NC) introduced the “Protecting Financial Aid for Students and Taxpayers Act,” which would prohibit institutions from using revenues derived from federal educational assistance funds for advertising, marketing, or recruiting. All of these bills may serve as a basis of discussion during the reauthorization of the Higher Education Act.

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

Beginning in February 2014, the Department of Education held another round of negotiated rulemaking sessions related to proposed regulations to address program integrity and improvement issues for the Title IV programs, including but not limited to, cash management of Title IV program funds and the use of debit cards and the handling of Title IV credit balances, state authorization for programs offered through distance education or correspondence education, state authorization for foreign locations of institutions, clock to credit hour conversion requirements, the definition of “adverse credit” for borrowers of certain loans, and the application of repeat coursework provisions to graduate and undergraduate programs. During the March 2014 negotiating session, the Department of Education proposed draft regulatory language regarding state authorization for programs offered through distance education that would impose new requirements for students in such programs to be eligible for Title IV program funds and which, if ultimately promulgated into regulation, could materially decrease our revenue and liquidity, and adversely affect our overall business. Because the Department of Education and negotiators did not reach consensus on the entire package of draft regulations, the Department of Education is authorized to propose regulations without being bound by any agreements made in the negotiation process. We cannot predict the ultimate content or effective date of any new regulations that may emerge from this negotiated rulemaking process or the potential impact on NAU’s programs. However, any regulations that reduce or eliminate our students’ access to Title IV program funds, that require us to change or eliminate programs or that increase our costs of compliance could have an adverse effect on our business.

Gainful Employment. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detail. On March 25, 2014, the Department of Education published a Notice of Proposed Rulemaking in the Federal Register containing proposed regulations to define whether certain educational programs, including all programs offered by NAU, comply with the Higher Education Act’s requirement of preparing students for gainful employment in a recognized occupation. The proposed regulations would require each educational program covered by the rule to achieve threshold rates in three debt measure categories related to an annual debt to annual earnings ratio, an annual debt to discretionary income ratio, and a program cohort default rate. The proposed regulations would cause each educational program covered by the rule, which includes all of NAU’s educational programs, to fail the requirement of preparing students for gainful employment if its graduates’ student loan debt payments exceed 12% of their total earnings and 30% of their discretionary earnings. Programs whose graduates have debt-to-earnings ratios of 8% to 12% or debt-to-discretionary-earnings ratios of 20% to 30% would fall in a “zone”, and the institution would have to warn students that they might become ineligible for Title IV program funds. Programs that fail both debt-to-earnings tests twice in any three-year period or are in the zone for four consecutive years would be ineligible for Title IV program funds. With respect to the programmatic cohort default rate component, programs whose borrower cohort default rates exceed 30% for three consecutive years would be ineligible for federal student financial aid.

The debt-to-earnings ratios and programmatic cohort default rates are calculated under complex methodologies and definitions outlined in the proposed regulations and, in some cases, are based on data that may not be readily accessible to institutions. The proposed regulations also contain other provisions that, among other things, include disclosure, reporting and certification requirements. We are evaluating the potential impact of the proposed regulations. The proposed regulations were subject to comment by the public through May 27, 2014, after which the Department of Education will consider revisions to the proposed regulations. The proposed regulations may or may not reflect the Department of Education’s final regulations. New final Department of Education regulations published on or before November 1, 2014 typically would have an effective date of July 1, 2015, although it is unknown at this time whether these regulations might have an earlier or later effective date. We cannot predict the ultimate content or effective date of any new regulations that may emerge from this process or the potential impact on NAU’s programs. However, any regulations that reduce or eliminate our students’ access to Title IV program funds, that require us to change or eliminate programs or that increase our costs of compliance could have an adverse effect on our business.

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

Under the Final Rules, institutions unable to obtain state authorization in a state under the above requirements were permitted to request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. The Department of Education has subsequently provided for additional one-year extensions to July 1, 2014 and July 1, 2015. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.

We operate physical facilities offering educational programs in South Dakota, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, and Texas. In each of these states, we maintain the required authorizations to offer our educational programs under state law. With respect to New Mexico, we are currently exempt under state law from a requirement to be licensed by the New Mexico Higher Education Department because of our regional accreditation by the HLC. However, in order to comply with the Final Rules, we have voluntarily submitted an application for licensure to the New Mexico Higher Education Department which remains pending as of this date.

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

The Final Rules also included a requirement that an institution meet any state authorization requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction as a condition of awarding Title IV funds to students in that state. In July 2011, a Federal District Court issued an order vacating the regulation, which was sustained in June 2012 by the United States Court of Appeals for the District of Columbia Circuit. As described above under “Congressional Action and Changes in Department of Education Regulations,” the Department of Education is again considering Title IV program regulations requiring state authorization for programs offered through distance education or correspondence education. We therefore cannot predict with any certainty the impact of that rulemaking or any future regulation. Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained approvals or exemptions, or are currently in the process of obtaining such approvals or exemptions, that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose state licensure or authorization by that state, which could prohibit us from recruiting prospective students or offering services to current students in that state. We could also be subject to other sanctions, including restrictions on activities in that state, fines and penalties. We review the licensure requirements of other states when we believe that it is appropriate to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies. New laws, regulations or interpretations related to offering educational programs online could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect our enrollments and revenues and have a material effect on our business.

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

Clery Act. Between January and April 2014, the Department of Education held three negotiated rulemaking sessions to implement the changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (20 U.S.C. § 1092(f)), or the Clery Act, required by March 2013 amendments to the Violence Against Women Act, or VAWA. At the final meeting of the negotiated rulemaking committee on April 1, 2014, the committee reached consensus on the Department’s proposed regulations, which were subsequently published for a 30-day public comment period on June 20, 2014. Among other things, VAWA and the revised Clery Act regulations require institutions to compile statistics on additional categories of crimes reported to campus security authorities or local police agencies, to implement ongoing crime awareness and prevention programs for students and employees, and to ensure that institutional disciplinary proceedings for certain enumerated crimes meet specific standards. While the Department of Education’s final regulations remain pending, the Department of Education notified institutions in a “Dear Colleague Letter” dated July 14, 2014 that until final regulations go into effect, the Department of Education expects institutions to make a good faith effort to comply with the statutory requirements beginning October 1, 2014.

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

Our audited financial statements for the fiscal years ended May 31, 2014 and May 31, 2013 indicated our composite scores for such fiscal years were 2.3 and 2.4, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements. If we are unable to meet the minimum composite score or comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then our students could lose their access to Title IV program funding.

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

The “90/10” Rule. A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” provides that an institution will be placed on provisional certification and may be subject to other conditions from the Department of Education if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues for any fiscal year from Title IV program funds, and, further, the institution is subject to loss of eligibility to participate in Title IV programs if it exceeds the 90% threshold for two consecutive fiscal years. This rule applies only to for-profit postsecondary educational institutions, including NAU.

Using the Department of Education’s formula under the 90/10 Rule, for our 2012, 2013 and 2014 fiscal years, we derived approximately 84.7%, 89.7% and 89.3%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues NAU receives from Title IV programs, which could make it more difficult for us to satisfy the 90/10 Rule. In addition, economic downturns that adversely affect students’ employment circumstances could also increase their reliance on Title IV programs. We are exploring the feasibility of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds. Certain measures that could be taken to maintain compliance with the 90/10 Rule may reduce our revenues, increase our operating expenses, or both, perhaps significantly.

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

If an institution’s cohort default rate equals or exceeds 25% in any single federal fiscal year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds, but it does subject an institution to closer review by the Department of Education if the institution applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. Additionally, the Department of Education may revoke the certification of a provisionally-certified institution without advance notice if the Department of Education determines that the institution is not fulfilling material Title IV program requirements. We were approved to participate in the FFEL program before its expiration on July 1, 2010, and we currently are approved to participate in the Federal Direct Loan program. The potential sanctions discussed in this section are based on the combined cohort default rate for loans issued to students under both the FFEL program and the Federal Direct Loan program. Our official cohort default rates for the 2011, 2010 and 2009 federal fiscal years (the most recent federal fiscal years for which official cohort default rates as measured over two federal fiscal years of borrower repayment have been issued by the Department of Education) were 14.9%, 15.6%, and 14.1%, respectively.

The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning FFEL and Federal Direct Loan cohort default rates. Under the revised law, the period for which students’ defaults on their loans are included in the calculation of an institution’s cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. During a transition period covering the cohort default rate for federal fiscal years 2009, 2010 and 2011, the Department of Education is calculating and issuing to institutions their cohort default rates under both the former and revised methodologies. The revised law also increased the threshold for ending an institution’s participation in the relevant Title IV programs from 25% to 30%, effective in 2012. Our official cohort default rate for federal fiscal years 2010 and 2009 as measured over three federal fiscal years of borrower repayment were 24.6% and 22.9%, respectively.

The Department of Education generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. In February 2014 we received notice that our draft cohort rate for students who entered repayment during the federal fiscal year ended September 30, 2011, measured over three federal fiscal years of borrower repayment, was 21.5%. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September.

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

In response to our Title IV compliance audit for the period June 1, 2012, through May 31, 2013, the Department of Education has requested additional information regarding courses offered and Title IV program funds awarded to students at our Wichita West campus before it was approved as an additional location by the Department of Education in August 2013. We have responded to the Department of Education’s requests and will cooperate with any additional requests regarding this matter. We are unable to predict when the Department of Education will complete its review and issue a final determination letter.

On July 28, 2014, the department of Education notified us that is plans to conduct on-site program reviews in August 2014 at our Rapid City and Less’s Summit campuses. The program reviews are expected to cover our administration of Title IV programs for the 2013-2014 award year, as well as our administration of the Clery Act and related regulations and out compliance with the Drug-Free Schools and Communities Act and related regulations. We are unable to predict if or when the department of Education may issue any finding that arise from the program review. If the Department of Education were to make significant findings of non-compliance in the final program review determination, it could have a material effect on our business, condition and results of operations.

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

Our November 2009 transaction with Dlorah was deemed to be a change of control for NAU by both the Department of Education and the HLC. The HLC’s approval of the change of ownership or control imposed several conditions consistent with its change of ownership procedures and requirements. These conditions include: (a) that we file a progress report by week six of each semester providing our enrollment information by degree program and by location; (b) that we file a contingency report if there is any decision to offer a follow-up or secondary stock offering at least 90 days prior to such an offering so that the HLC may assess whether there may be a subsequent change of control under the HLC’s policies; (c) that we undergo an evaluation within six months of the closing of the transaction focused on ascertaining the appropriateness of the approval of the change of control and of the institution’s compliance with any commitments made in the change of control application as well as with the applicable accreditation criteria and eligibility requirements; and (d) that a stipulation be added to our affiliation status limiting the programs at the Master’s level to existing programs and requiring us to seek the HLC’s approval for the addition of any new Master’s degrees. With respect to the progress report condition, the HLC approval provided that, if the pattern of enrollment growth calls into question the capacity of the institution to provide quality teaching and learning, the HLC may schedule a focused evaluation regarding this issue. Any failure by us to comply with the requirements of the Department of Education, the HLC or the state educational agencies from which we have a license or authorization, or a failure to obtain their approval of the change in control, could result in loss of authorization, accreditation or eligibility to participate in Title IV programs and cause a significant decline in our student enrollments.

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

For our fiscal year ended May 31, 2014, we derived approximately 89.3% of our revenues (calculated on a cash basis) from federal student financial aid programs, known as Title IV programs, administered by the United States Department of Education, or the Department of Education. A significant percentage of our students rely on the availability of Title IV program funds to finance their cost of attending NAU. To participate in Title IV programs, a postsecondary institution must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, NAU’s operations and programs are regulated by other state education agencies and additional accrediting commissions. We are subject to extensive regulation by the education agencies of multiple states, the HLC of the North Central Association of Colleges and Schools, or the HLC, which is our institutional accrediting commission, various specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs and change our ownership structure.

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

Congress may revise the laws governing Title IV programs or reduce funding for those programs which could reduce our enrollment and revenue and increase costs of operations.

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

New rulemaking by the Department of Education could result in regulatory changes that could reduce our enrollment and revenue, increase costs of operations, and adversely affect our business.

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

On October 29, 2010, following a negotiated rulemaking process that had commenced in May 2009, the Department published final regulations (the “Final Rules”) pertaining to a number of Title IV program integrity issues. The Final Rules became effective July 1, 2011.

Beginning in February 2014, the Department of Education held negotiated rulemaking sessions related to proposed regulations to address program integrity and improvement issues for the Title IV programs, including but not limited to, cash management of Title IV program funds and the use of debit cards and the handling of Title IV credit balances, state authorization for programs offered through distance education or correspondence education, state authorization for foreign locations of institutions, clock to credit hour conversion requirements, the definition of “adverse credit” for borrowers of certain loans, and the application of repeat coursework provisions to graduate and undergraduate programs. During the March 2014 negotiating session, the Department of Education proposed draft regulatory language regarding state authorization for programs offered through distance education that would impose new requirements for students in such programs to be eligible for Title IV program funds and which, if ultimately promulgated into regulation, could materially decrease our revenue and liquidity, and adversely affect our overall business. Because the Department of Education and negotiators did not reach consensus on the entire package of draft regulations, the Department of Education is authorized to propose regulations without being bound by any agreements made in the negotiation process. We cannot predict the ultimate content or effective date of any new regulations that may emerge from this negotiated rulemaking process or the potential impact on NAU’s programs. However, any regulations that reduce or eliminate our students’ access to Title IV program funds, that require us to change or eliminate programs or that increase our costs of compliance could have an adverse effect on our business.

On March 25, 2014, the Department of Education published a Notice of Proposed Rulemaking in the Federal Register containing proposed regulations to define whether certain educational programs, including all programs offered by NAU, comply with the Higher Education Act’s requirement of preparing students for gainful employment in a recognized occupation. The proposed regulations would require each educational program covered by the rule to achieve threshold rates in three debt measure categories related to an annual debt to annual earnings ratio, an annual debt to discretionary income ratio, and a program cohort default rate. The proposed regulations would cause each educational program covered, by the rule, which includes all of NAU’s educational programs, to fail the requirement of preparing students for gainful employment if its graduates’ student loan debt payments exceed 12% of their total earnings and 30% of their discretionary earnings. Programs whose graduates have debt-to-earnings ratios of 8% to 12% or debt-to-discretionary-earnings ratios of 20% to 30% would fall in a “zone”, and the institution would have to warn students that they might become ineligible for Title IV program funds. Programs that fail both debt-to-earnings tests twice in any three-year period or are in the zone for four consecutive years would be ineligible for Title IV program funds. With respect to the programmatic cohort default rate component, programs whose borrower cohort default rates exceed 30% for three consecutive years would be ineligible for federal student financial aid.

The debt-to-earnings ratios and programmatic cohort default rates are calculated under complex methodologies and definitions outlined in the proposed regulations and, in some cases, are based on data that may not be readily accessible to institutions. The proposed regulations also contain other provisions that, among other things, include disclosure, reporting and certification requirements. We are evaluating the potential impact of proposed regulations. The proposed regulations were subject to comment by the public through May 27, 2014, after which the Department of Education will consider revisions to the proposed regulations. The proposed regulations may or may not reflect the Department of Education’s final regulations. New final Department of Education regulations published on or before November 1, 2014 typically would have an effective date of July 1, 2015, although it is unknown at this time whether these regulations might have an earlier or later effective date. We cannot predict the ultimate content or effective date of any new regulations that may emerge from this process or the potential impact on NAU’s programs. However, any regulations that reduce or eliminate our students’ access to Title IV program funds, that require us to change or eliminate programs or that increase our costs of compliance could have an adverse effect on our business.

Between January and April 2014, the Department of Education held three negotiated rulemaking sessions to implement the changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (20 U.S.C. § 1092(f)), or the Clery Act, required by March 2013 amendments to the Violence Against Women Act, or VAWA. At the final meeting of the negotiated rulemaking committee on April 1, 2014, the committee reached consensus on the Department’s proposed regulations, which were subsequently published for a 30-day public comment period on June 20, 2014. Among other things, VAWA and the revised Clery Act regulations require institutions to compile statistics on additional categories of crimes reported to campus security authorities or local police agencies, to implement ongoing crime awareness and prevention programs for students and employees, and to ensure that institutional disciplinary proceedings for certain enumerated crimes meet specific standards. While the Department of Education’s final regulations remain pending, the Department of Education notified institutions in a “Dear Colleague Letter” dated July 14, 2014 that until final regulations go into effect, the Department of Education expects institutions to make a good faith effort to comply with the statutory requirements beginning October 1, 2014.

We cannot predict with certainty the impact of the Final Rules or any other regulations resulting from current or future rulemaking activities by the Department of Education, on our operations, nor can we predict the timing and impact of other legislative or regulatory changes. Compliance with the Final Rules or any other regulations that are promulgated through the current or future negotiated rulemaking processes, other legislation promulgated by Congress, any executive orders issued by the executive branch, and other new and changing regulations and regulatory agency measures, could reduce our enrollments, increase our cost of doing business, and have a material effect on our business.

The recently increased focus by Congress on the for-profit education sector could result in legislation or further Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that could materially affect our business.

Recently, Congress has placed increased focus on the role that for-profit educational institutions play in higher education. Congress has been holding various hearings on and requesting the GAO to conduct reviews of the proprietary education sector. The HELP Committee held a series of hearings on the proprietary education sector during 2010 and 2011 relating to student recruiting, accreditation matters, student debt, student success and outcomes, and other matters. On July 30, 2012, the majority staff of the HELP Committee released a report, “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the report was highly critical of these institutions. The report may be used for future legislative proposals in Congress in connection with a reauthorization of the Higher Education Act or other proposed legislation that could change the participation of proprietary institutions, including us, in Title IV programs. The report could also lead to further investigations of proprietary schools and additional regulations promulgated by the U.S. Department of Education.

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

In connection with the anticipated reauthorization of the Higher Education Act, on June 25, 2014, Senator Tom Harkin (D-IA) introduced legislation that would amend the Higher Education Act in a number of significant ways, including that a for-profit institution would lose eligibility to participate in Title IV funds if the institution derives more than 85% of its revenues from federal funds, including Title IV programs, revenue from the GI Bill and Department of Defense Tuition Assistance funds, and prohibiting postsecondary educational institutions, including us, from using federally-derived funds for marketing, advertising and recruiting expenses. Other members of Congress have proposed legislation that could similarly have an adverse effect on our business. For example, Senators Dick Durbin (D-IL), Jack Reed (D-RI), Elizabeth Warren (D-MA), and Barbara Boxer (D-CA) introduced the “Protect Student Borrowers Act,” which would assess penalties against institutions if their cohort default rate exceeds 15 percent. A bill introduced by the late Senator Frank Lautenberg (D-NJ) and Senator Tom Harkin (D-IA), titled the “Student First Act,” would require Department of Education program reviews of institutions engaging in “risky” behavior, such as serial forbearance and default rate manipulation, spending more than 20 percent of revenue on recruiting and marketing, and deriving more than 85 percent of revenue from federal student aid sources. Senator Kay Hagan (D-NC) introduced the “Protecting Financial Aid for Students and Taxpayers Act,” which would prohibit institutions from using revenues derived from federal educational assistance funds for advertising, marketing, or recruiting. All of these bills may serve as a basis of discussion during the reauthorization of the Higher Education Act.

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

If we experience a change in control under the standards of the Department of Education, the HLC, any applicable state educational licensing agency, or any specialized accrediting agency commission, we must notify or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock of an institution or its parent company, and significant changes in the composition of the board of directors of an institution or its parent company. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change in control from the Department of Education, the HLC or applicable state educational licensing agencies could impair our ability to operate or participate in Title IV programs, which could have a material effect on our business, financial condition and results of operations. Failure to obtain, or a delay in receiving, approval of any change in control from any state in which we are currently licensed or authorized, or from any of our specialized accrediting commissions, could require us to suspend our activities in that state or suspend offering the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock, which could discourage bids for outstanding shares of the stock and could have an adverse effect on the market price of our shares.

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

Under the Final Rules, institutions unable to obtain state authorization in a state under the above requirements were permitted to request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. The Department of Education has subsequently provided for additional one-year extensions to July 1, 2014 and July 1, 2015. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.

We operate physical facilities offering educational programs in South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon and Texas. With respect to New Mexico, we are currently exempt under state law from a requirement to be licensed by the New Mexico Higher Education Department because of our regional accreditation by the HLC. However, in order to comply with the Final Rules, we have voluntarily submitted an application for licensure to the New Mexico Higher Education Department which remains pending as of this date. To maintain our state authorizations, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. We may need to apply for additional authorization in these or other states in which we are authorized in order to comply with the state authorization requirements in the Final Rules, and the authorization process could result in unexpected delays or other setbacks that could jeopardize our Title IV eligibility. If we fail to satisfy any of these standards, we could lose our authorization from the applicable state educational agency to offer educational programs and could be forced to cease operations in such state. Such a loss of authorization would also cause our physical campus in the state to lose eligibility to participate in Title IV programs. Some states may also prescribe financial regulations that are different from those of the Department of Education and many require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, we would also lose Title IV eligibility in that state. Any such event could have a material effect on our business, financial condition and results of operations.

The Final Rules also included a requirement that an institution meet any state authorization requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction, as a condition of awarding Title IV funds to students in that state. In July 2011, a Federal District Court issued an order vacating the regulation, which was sustained in June 2012 by the United States Court of Appeals for the District of Columbia Circuit. As described above under “Congressional Action and Changes in Department of Education Regulations,” the Department of Education is again considering Title IV program regulations requiring state authorization for programs offered through distance education or correspondence education.

We therefore cannot predict with any certainty the impact of that rulemaking or any future regulation. Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained approvals or exemptions, or are currently in the process of obtaining such approvals or exemptions, that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose state licensure or authorization by that state, which could prohibit us from recruiting prospective students or offering services to current students in that state. We could also be subject to other sanctions, including restrictions on activities in that state, fines and penalties. We review the licensure requirements of other states when we believe that it is appropriate to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies. New laws, regulations or interpretations related to offering educational programs online could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect our enrollments and revenues and have a material effect on our business.

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

As described in more detail under “Regulatory Matters — Regulation of Federal Student Aid Programs — Financial Responsibility,” the Department of Education annually assesses our financial responsibility through a composite score determination. Our audited financial statements for the fiscal years ended May 31, 2014 and May 31, 2013 indicated our composite scores for such fiscal years were 2.3 and 2.4, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements. If we are unable to meet the minimum composite score or comply with other standards of financial responsibility, and could not post a required letter of credit or comply with alternative basis for establishing financial responsibility, then our students could lose their access to Title IV programs, which can be expected to have a material effect on our business, financial condition and results of operations. In addition, any requirement to post a letter of credit in the future could increase our costs of regulatory compliance.

We may lose our eligibility to participate in the federal student financial aid programs if the percentage of our revenues derived from Title IV programs is too high.

A provision of the Higher Education Act commonly referred to as the 90/10 Rule, as amended in August 2008, provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. An institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the Department of Education. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the Department of Education may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. Under regulations that were published by the Department of Education in October 2009, a proprietary institution must disclose in a footnote to its annual audited financial statements its 90/10 calculation and the amounts of the federal and non-federal revenues, by source, included in its 90/10 calculation. The certified public accountant that prepares the institution’s audited financial statements is required to review that information and test the institution’s calculation. For our 2012, 2013 and 2014 fiscal years, we derived approximately 84.7%, 89.7% and 89.3%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. If we violate the 90/10 Rule and continue to disburse Title IV program funds to students after the effective date of our loss of eligibility to participate in Title IV programs, we would be required to return those funds to the applicable lender or the Department of Education.

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

An educational institution may lose its eligibility to participate in Title IV programs if, for three consecutive years, 25% or more of its students who were required to begin repayment on their student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in Title IV programs if the default rate of its students exceeds 40% for any single year. Our cohort default rates have historically been significantly below these levels, at 14.9%, 15.6% and 14.1% for federal fiscal years 2011, 2010 and 2009, the most recent federal fiscal years for which official cohort default rates as measured over two federal fiscal years of borrower repayment have been issued by the Department of Education. We cannot, however, provide any assurance that this will continue to be the case. The August 2008 reauthorization of the Higher Education Act extends by one year the period for which students’ defaults on their loans will be included in the calculation of an institution’s default rate, a change that is expected to increase most institutions’ default rates. The new law also increases the threshold for an institution to lose its eligibility to participate in Title IV programs from 25% to 30%. During a transition period covering the cohort default rates for federal fiscal years 2009, 2010 and 2011, the Department of Education is calculating and issuing to institutions their cohort default rates under both the former and revised methodologies. Our official cohort default rate for federal fiscal years 2010 and 2009 as measured over three federal fiscal years of borrower repayment were 24.6% and 22.9%, respectively.

The Department of Education generally publishes draft cohort default rates in February of each year for the prepayment period that ended the prior September. In February 2014, we received notice from the Department of Education that our draft cohort rate for students who entered repayment during the federal fiscal year ended September 30, 2011, measured over three federal fiscal years of borrower repayment, was 21.5%. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September. Any increase in interest rates or reliance on “self-pay” students, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in Title IV programs, which would have a material effect on our business, financial condition and results of operations.

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

In the Final Rules, the Department of Education has maintained that institutions may make merit-based adjustments to employee compensation, provided that those adjustments are not based, in any part, directly or indirectly, upon securing enrollments or awarding financial aid. Among other examples, the Department of Education provides guidance that an institution may maintain a hierarchy of enrollment personnel with varying levels of responsibility and salary scales that reflect added amounts of responsibility, that an institution may promote personnel based on merit, and that an institution may make compensation decisions based on seniority or length of employment, provided that such decisions are consistent with the prohibition on incentive compensation. In a “Dear Colleague Letter” issued on March 17, 2011, the Department of Education provided additional guidance regarding the scope of the prohibition on incentive compensation and to what employees and types of activities the prohibition applies. We have modified some of our compensation practices as a result of the elimination of the safe harbors. These changes in our compensation practices could (1) reduce the effectiveness of our employees, and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business. This could also increase marketing costs and reduce revenues if we are unable to maintain or increase student enrollments.

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

An institution participating in Title IV programs is prohibited from making misrepresentations regarding the nature of its educational programs, the nature of financial charges and availability of financial assistance, or the employability of graduates. A misrepresentation is defined in the regulations as any false, erroneous or misleading statement to any student or prospective student, any member of the public, an accrediting agency, a state agency or the Department of Education, and, significantly, the Final Rules as promulgated by the Department of Education defined misleading statements to broadly include any statements that have a likelihood or tendency to deceive or confuse. However, in June 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the regulation insofar as it defined misrepresentation to include true and non-deceitful statements that have only the tendency or likelihood to confuse. If we – or any entity, organization, or person with whom we have an agreement to provide educational programs or to provide marketing, advertising, recruiting, or admissions services – commit a misrepresentation for which a person could reasonably be expected to rely, or has reasonably relied, to that person’s detriment, the Department of Education could initiate proceedings to revoke our Title IV eligibility, deny applications made by us, impose fines, or initiate a limitation, suspension or termination proceeding against us. Further, although the Department of Education claims not to have created any private right of action, the misrepresentation regulations as modified by the Final Rules could increase risk of qui tam actions under the False Claims Act.

If our students experience a loss or reduction of state financial aid, we could be materially affected.

Some of our students rely on state financial aid to fund a portion of their education. For example, in fiscal year ended May 31, 2014, certain students enrolled at our Minnesota locations received financial assistance through a state financial aid program. Many states in which we operate have faced budget constraints, which have caused or may cause them to reduce or eliminate state appropriations, including with respect to the amount of financial assistance provided to postsecondary students, and additional states may reduce or eliminate such appropriations in the future. In addition, state financial aid programs generally are subject to annual appropriation by the state legislatures, which may eliminate or significantly decrease the amount of state financial aid available to students. We cannot predict whether future reductions in state financial aid programs will occur or how long such reductions will persist. For fiscal year ended May 31, 2014, we derived approximately 1% of our total revenue from state financial aid programs, although the percentage derived by each of our campus locations may vary on an individual basis. The loss or reduction of state financial aid could decrease our student enrollment and could have a material effect on our business.

A substantial decrease in private student financing options or a significant increase in financing costs for our students could have a material effect on us.

Some of our eligible students have used private (i.e., non-Title IV) loan programs to fund a portion of their education costs not covered by Title IV program funds or state financial aid sources. Recent adverse market conditions for consumer and federally guaranteed student loans (including lenders’ increasing difficulties in reselling or syndicating student loan portfolios) have resulted, and could continue to result, in providers of private loans reducing the availability of or increasing the costs associated with providing private loans to postsecondary students. In particular, loans to students with low credit scores who would not otherwise be eligible for credit-based private loans have become increasingly difficult to obtain. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in postsecondary education programs. If our students are unable to finance their education our student population could decrease, which would have a material effect on our business, financial condition and results of operations.

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

In response to our Title IV compliance audit for the period June 1, 2012, through May 31, 2013, the Department of Education has requested additional information regarding courses offered and Title IV program funds awarded to students at our Wichita West campus before it was approved as an additional location by the Department of Education in August 2013. We have responded to the Department of Education’s requests and will cooperate with any additional requests regarding this matter. We are unable to predict when the Department of Education will complete its review and issue a final determination letter. If the Department of Education were to make significant findings of non-compliance in its final determination letter, it could result in the imposition of significant fines, penalties or other liabilities on us, any of which could have a material adverse effect on our business, results of operations or financial condition.

On July 28, 2014, The Department of Education notified us that it plans to conduct on-site program reviews in August 2014 at our Rapid City and Less’s Summit campuses. The program reviews are expected to cover our administration of Title IV programs for the 2013-2014 award year, as well as our administration of the Clery Act and related regulations and our compliance with the Drug-Free Schools and Communities Act and related regulations. We are unable to predict if or when the Department of Education may issue any findings that arise from the program review. If the Department of Education were to make significant findings of non-compliance in the final program review determination, it could have a material effect on our business, condition and results of operations.

Our regulatory environment and our reputation may be negatively influenced by the actions of other postsecondary institutions.

In recent years, regulatory investigations and civil litigation have been commenced against several postsecondary educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and non-compliance with Department of Education regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against these specific companies, broader allegations against the overall postsecondary sector may negatively impact public perceptions of postsecondary educational institutions, including us. Such allegations could result in increased scrutiny and regulation by the Department of Education, U.S. Congress, accrediting bodies, state legislatures or other governmental authorities on all postsecondary institutions.

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

Our revenue increased from approximately $118.9 million in fiscal 2012 to approximately $129.2 million in fiscal 2013 and then decreased to approximately $127.8 million in fiscal 2014. During the same period, our income before income taxes for fiscal 2012 was $8.8 million, compared to $9.2 million for fiscal 2013 and $5.8 million for fiscal 2014. If we are unable to maintain adequate revenue growth and profitability, our stock price may decline and we may not have adequate financial resources to execute our business plan. In addition, you should not rely on the results of any prior periods as an indication of our future operating performance.

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

For the fiscal years ended May 31, 2014, 2013, and 2012, NAU derived cash receipts equal to approximately 89.3%, 89.7%, and 84.7%, respectively, of its net revenue from tuition financed under Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not subsidized. If our students’ employment circumstances are adversely affected by regional or national economic downturns, they may be more heavily dependent on student loans. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if interest rates increase or Congress decreases the amount available for Title IV funding, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a material effect on our enrollments and future growth prospects and our business, financial condition and results of operations.

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

Our expansion into new markets outside the United States will subject us to risks inherent in international operations, are subject to significant start-up costs and will place strain on our management.

As part of our growth strategy, we intend to continue to establish markets outside the United States, subject to approvals from the HLC and other appropriate accrediting or regulatory agencies. Currently, we have affiliations with institutions in Paraguay and Greece. Our operations in each of the foreign jurisdictions may subject us to additional educational and other regulations of foreign jurisdictions, which may differ materially from the regulations applicable to our domestic operations. Such international expansion is expected to require a significant amount of start-up costs. Additionally, our management does not have significant experience in operating a business at the international level. As a result, we may be unsuccessful in carrying out our plans for international expansion, obtaining the necessary licensing, permits or market saturation, or in successfully navigating other challenges posed by operating an international business.

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

Terrorist attacks and other acts of violence or war, hurricanes, earthquakes, floods, tornadoes and other natural disasters or breaches of security at our educational sites could disrupt our operations. Terrorist attacks and other acts of violence or war, natural disasters or breaches of security that directly impact our physical facilities, online offerings or ability to recruit and retain students and employees could adversely affect our ability to deliver our programs to our students and, thereby, adversely affect our business, financial condition and results of operations. Furthermore, terrorist attacks and other acts of violence or war, natural disasters or breaches of security could adversely affect the economy and demographics of the affected region, which could cause significant declines in the number of our students in that region and could have a material effect on our business, financial condition and results of operations.

The economic downturn may affect the Company’s real estate business.

The downturn in the United States economy in general, and the real estate industry specifically, has negatively affected our real estate operation that develops, leases and sells residential properties in Rapid City, South Dakota. Currently, our real estate operation is marketing two condominium developments. To date, only a small number of condominium units have been sold. Our real estate operation plans to build additional condominium buildings and units only upon the achievement of the sale of a substantial number of the currently available condominium units. Unless the United States economy and the real estate market improve, we may be forced to sell the condominium units at a loss or attempt to lease them, which could have a material effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease all of our educational sites and administrative facilities (including those that are pending regulatory approval) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, and Texas. Our corporate headquarters is located in Rapid City, South Dakota, as set forth under the heading “Educational and Administrative Sites” under Item 1. As of July 31, 2014, we leased 37 educational sites (two of which are pending regulatory approvals) and administrative facilities.

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

The following table sets forth the high and low sales price, and dividends paid per share of our common stock by quarter for our two most recent fiscal years.

	Fiscal 2014			Fiscal 2013
	Cash Dividends			Cash Dividends
	Declared	High	Low	Declared	High	Low
First Quarter	$0.045	$4.00	$3.25	$0.04	$5.10	$3.57
Second Quarter	$0.045	$4.09	$3.30	$0.04	$5.15	$3.72
Third Quarter	$0.045	$3.94	$3.42	$0.04	$4.56	$3.22
Fourth Quarter	$0.045	$3.99	$3.25	$0.04	$4.30	$3.00

Stockholders

As of August 8, 2014, there were approximately 48 holders of record of our common stock.

Dividends

During our fiscal years 2014 and 2013, our board of directors declared cash dividends on our common stock, and to the extent that funds are available, our board of directors currently intends to continue paying dividends on our common stock. The payment of any dividends in the future, however, will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of May 31, 2014, which includes our 2009 Stock Option and Compensation Plan and our 2013 Restricted Stock Unit Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by stock holders (1)	683,920	$7.17	971,629

Total	683,920	$7.17	971,629

(1)	See Part II, Item 8, “Financial Statements and Supplementary Data”-“National American University Holdings, Inc. “Notes to Consolidated Financial Statements—Note 10—Stockholders’ Equity” for further description of our equity compensation plans.

(a)	Includes grants of stock options, time-based restricted stock awards, and performance based restricted stock units. For purposes of the table above, the number of shares to be issued under performance based restricted stock units reflects the maximum number of shares that may be issued; the actual number of shares to be issued will depend on the results of operations during the fiscal year ending May 31, 2015.
(b)	Includes weighted average exercise price of stock options only.

Issuer Purchases of Equity Securities.

None.

Item 6. Selected Financial Data.

The following table shows our selected consolidated financial and operating data for each of the fiscal years ended May 31, 2014, 2013, 2012, 2011 and 2010. Dlorah was the accounting acquirer in our transaction as described in Item 1 – Business – Corporate Information on this Form 10K. Accordingly, our historical financial information reflects the operations of Dlorah. The selected consolidated statements of financial data for the fiscal years ended May 31, 2014, 2013, 2012, 2011 and 2010 are derived from the Company’s audited consolidated financial statements included in this document and those documents filed in prior years, prepared in accordance with accounting standards generally accepted in the United States. Our historical results are not necessarily indicative of our results for any future period.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended May 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Income Statement
Total revenues	$127,753	$129,176	$118,894	$106,808	$89,796
Operating expenses:
Cost of educational services	29,478	29,188	27,831	22,575	20,419
Selling, general and administrative	85,286	82,906	77,476	64,474	49,886
Auxiliary expense	6,236	6,780	4,747	2,888	2,076
Cost of condominium sales	386	192	0.00	381	761
Loss (gain) on disposition of property and equipment	114	100	(320)	82	29

Total operating expenses	121,500	119,166	109,734	90,400	73,171
Operating income	6,253	10,010	9,160	16,408	16,625
Other (expense) income	(479)	(826)	(340)	271	(101)

Income before income taxes	5,774	9,184	8,820	16,679	16,524
Income tax expense	(2,306)	(3,698)	(3,683)	(6,375)	(6,485)

Net income	3,468	5,486	5,137	10, 304	10,039
Net loss (income) attributable to non-controlling interest	17	(40)	(88)	(38)	(4)

Net income attributable to National American University Holdings, Inc. and subsidiaries	$3,485	$5,446	$5,049	$10,266	$10,035

Income from operations per Class A Share
Basic	$0	$0	$0	$0.00	$95.25
Diluted	0	0	0	0.00	95.25
Income from operations per Common Share
Basic	0.14	0.21	0.19	0.39	-0.04
Diluted	0.14	0.21	0.19	0.38	-0.04
Balance Sheet
Total assets	$88,457	$88,082	$83,098	$77,938	$47,286
Long-term obligations	$22,696	$22,593	$19,719	$7,075	$3,531
Cash Dividends declared per Class A Share	$0	$0	$0	$0.00	$0.86
Cash Dividends declared per Common Share	$0.18	$0.16	$0.13	$0.12	0.22

	Year Ended May 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Weighted Average Shares
Basic EPS
Class A	—	—	—	0	100,000
Common	25,093,096	25,556,391	26,488,265	26,236,783	3,103,847
Diluted EPS
Class A	—	—	—	0	100,000
Common	25,094,361	25,561,468	26,638,427	26,836,039	3,103,959
Other Data (Unaudited)
Loss from Real Estate Operations Before Taxes	$(134)	$(522)	$(255)	$(621)	$(735)
EBITDA[1]	$12,758	$15,767	$13,520	$19, 392	$19,163
Student Headcount (for Spring quarter of the fiscal year)[2]	10,857	11,472	11,221	10,015	8,758

[1]	Consists of income attributable to the Company plus income (loss) from non-controlling interest, minus interest income, plus interest expense, plus income taxes, plus depreciation and amortization. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies and is therefore limited as a comparative measure. Furthermore, as an analytical tool, EBITDA has additional limitations, including that (a) it is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments; (b) it does not reflect changes in, or cash requirements for, our working capital needs; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements, or future requirements for capital expenditures or contractual commitments. To compensate for these limitations, we evaluate our profitability by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of cash flows from operations and through the use of other financial measures.

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

The following table provides a reconciliation of net income attributable to the Company to EBITDA:

	Year Ended May 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Net income attributable to the Company	$3,485	$5,446	$5,049	$10,266	$10,035
(Loss) income attributable to non-controlling interest	(17)	40	88	38	4
Interest income	(142)	(111)	(133)	(148)	(206)
Interest expense	770	1,044	594	0	525
Income taxes	2,306	3,698	3,683	6,375	6,485
Depreciation and amortization	6,356	5,650	4,239	2,861	2,320

EBITDA	$12,758	$15,767	$13,520	$19,392	$19,163

[2]	Student headcount is based on the headcount as of the last day of the university’s Spring term, which runs from March to May.

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

Background

National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning offering associate, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. Operations include 37 educational sites (two of which are pending regulatory approvals, Houston, Texas and the Roueche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas, distance learning service centers in Indiana, Missouri and Texas and distance learning operations and central administration offices in Rapid City, South Dakota.

As of May 31, 2014, NAU had 2,686 students enrolled at its physical locations, 6,481 students enrolled for its online programs, and 1,690 students enrolled at its hybrid learning centers that attended physical campus locations and also took classes online. NAU supports the instruction of 2,500 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1.0% of our revenues for the fiscal year ended May 31, 2014.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For fiscal year ended May 31, 2014, approximately 92.0% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s online bookstore and the real estate operations rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and services are performed.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expense as a percentage of revenues for the fiscal years ended May 31, 2014, 2013, and 2012 was 3.0%, 3.5% and 3.5%, respectively.

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

The following chart is a summary of our student enrollment on May 31, 2014, and May 31, 2013, by degree type and by instructional delivery method.

	May 31, 2014 (Spring ’14 Qtr)	May 31, 2013 (Spring ’13 Qtr)	% Change for same quarter over prior year
	Number of Students	Number of Students
Continuing Ed	12	0	100%
Doctoral	37	0	100%
Graduate	322	397	(18.9%)
Undergraduate	10,486	11,075	(5.3%)

Total	10,857	11,472	(5.4%)

On-Campus	2,686	2,661	0.9%
Online	6,481	6,790	(4.6%)
Hybrid	1,690	2,021	(16.4%)

Total	10,857	11,472	(5.4%)

We experienced a 5.4% decline in enrollment in spring term 2014 over spring term 2013. This decline was across all degree programs and course delivery methods. We believe our investment to grow our current physical locations and expand academic programming and our strategic plan will be critical in returning to the growth and results of operations that we have seen over the recent years.

We plan to continue expanding and developing our academic programming and potentially making acquisitions. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate positive enrollment trends. To the extent the economic downturn has changed enrollment rates, our ability to maintain or increase enrollment will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which we are able to increase enrollment will be correlated with the opening of additional physical locations, the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through acquisitions. If market conditions decline or if we are unable to open new physical locations, develop or expand academic programming or make acquisitions, whether as a result of regulatory limitations or other factors, our enrollment rate will likely return to more historic levels.

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

Revenue recognition. Academic revenue represented approximately 92%, 91% and 92% of revenue for the fiscal years ended May 31, 2014, 2013, and 2012, respectively. We recognize revenue from tuition ratably over the length of the respective term. Academic revenue is tuition revenue, fees and charges assessed at the start of each term. If a student drops or withdraws from a course during the first week of classes, we refund 100% of the charges for tuition and fees, beyond the first week but during the first 60% of scheduled classes, the percentage of tuition charges refunded is based on a daily proration on a percent of the term completed. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Student accounts payable in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations, and are reflected as current liabilities on the balance sheet.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of the students to make required payments. We determine the adequacy of the allowance for doubtful accounts based on an analysis of aging of the accounts receivable and with regard to historical bad debt experience. Accounts receivable balances are generally written off when deemed uncollectible at the time the account is returned by an outside collection agency. However, accounts that are 180 days old are fully reserved and management continues collection efforts until it is determined that the possibility of collection is unlikely. Bad debt expense is recorded as a selling, general and administrative expense. As of May 31, 2014, and 2013, the allowance for doubtful accounts was approximately $1.0 million and $0.9 million, respectively. During the fiscal years ended May 31, 2014, 2013, and 2012, bad debt expense was $3.9 million, $4.5 million, and $4.2 million, respectively. The bad debt expense was 3.0%, 3.5%, and 3.5% of total revenue for the fiscal years ended May 31, 2014, 2013 and 2012, respectively.

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

Share-Based Compensation. We measure and recognize compensation expense for all share-based awards issued to employees and directors based on estimated fair values of the share awards on the date of grant. We record compensation expense for all share-based awards over the vesting period. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate. For more information on these assumptions, please refer to Note 10 to the consolidated Financial Statements in Item 8 of this report.

Regulation and Oversight

We are subject to extensive regulation by state education agencies, accrediting commissions and federal government agencies, particularly by the Department of Education under the Higher Education Act and the regulations promulgated thereunder by the Department of Education. The regulations, standards and policies of these agencies cover substantially all of our operations. For a more complete description of this regulation and oversight, see “Item I – Business – Regulatory Matters.”

Department of Education Rulemaking. On March 25, 2014, the Department of Education published a Notice of Proposed Rulemaking in the Federal Register containing proposed regulations to define whether certain educational programs, including all programs offered by NAU, comply with the Higher Education Act’s requirement of preparing students for gainful employment in a recognized occupation. The proposed regulations would require each educational program covered by the rule to achieve threshold rates in three debt measure categories related to an annual debt to annual earnings ratio, an annual debt to discretionary income ratio, and a program cohort default rate. The proposed regulations would cause each educational program covered by the rule, which includes all of NAU’s educational programs, to fail the requirement of preparing students for gainful employment if its graduates’ student loan debt payments exceed 12% of their total earnings and 30% of their discretionary earnings. Programs whose graduates have debt-to-earnings ratios of 8% to 12% or debt-to-discretionary-earnings ratios of 20% to 30% would fall in a “zone”, and the institution would have to warn students that they might become ineligible for Title IV program funds. Programs that fail both debt-to-earnings tests twice in any three-year period or are in the zone for four consecutive years would be ineligible for Title IV program funds. With respect to the programmatic cohort default rate component, programs whose borrower cohort default rates exceed 30% for three consecutive years would be ineligible for federal student financial aid.

The debt-to-earnings ratios and programmatic cohort default rates are calculated under complex methodologies and definitions outlined in the proposed regulations and, in some cases, are based on data that may not be readily accessible to institutions. The proposed regulations also contain other provisions that, among other things, include disclosure, reporting and certification requirements. We are evaluating the potential impact of the proposed regulations. The proposed regulations were subject to comment by the public through May 27, 2014, after which the Department of Education will consider revisions to the proposed regulations. The proposed regulations may or may not reflect the Department of Education’s final regulations. New final Department of Education regulations published on or before November 1, 2014 typically would have an effective date of July 1, 2015, although it is unknown at this time whether these regulations might have an earlier or later effective date. We cannot predict the ultimate content or effective date of any new regulations that may emerge from this process or the potential impact on NAU’s programs. However, any regulations that reduce or eliminate our students’ access to Title IV program funds, that require us to change or eliminate programs or that increase our costs of compliance could have an adverse effect on our business.

Beginning in February 2014, the Department of Education held negotiated rulemaking sessions related to proposed regulations to address program integrity and improvement issues for the Title IV programs, including but not limited to, cash management of Title IV program funds and the use of debit cards and the handling of Title IV credit balances, state authorization for programs offered through distance education or correspondence education, state authorization for foreign locations of institutions, clock to credit hour conversion requirements, the definition of “adverse credit” for borrowers of certain loans, and the application of repeat coursework provisions to graduate and undergraduate programs. During the March 2014 negotiating session, the Department of Education proposed draft regulatory language regarding state authorization for programs offered through distance education that would impose new requirements for students in such programs to be eligible for Title IV program funds and which, if ultimately promulgated into regulation, could materially decrease our revenue and liquidity, and adversely affect our overall business. Because the Department of Education and negotiators did not reach consensus on the entire package of draft regulations, the Department of Education is authorized to propose regulations without being bound by any agreements made in the negotiation process. We cannot predict the ultimate content or effective date of any new regulations that may emerge from this negotiated rulemaking process or the potential impact on NAU’s programs. However, any regulations that reduce or eliminate our students’ access to Title IV program funds, that require us to change or eliminate programs or that increase our costs of compliance could have an adverse effect on our business.

Between January and April 2014, the Department of Education held three negotiated rulemaking sessions to implement the changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (20 U.S.C. § 1092(f)), or the Clery Act, required by March 2013 amendments to the Violence Against Women Act, or VAWA. At the final meeting of the negotiated rulemaking committee on April 1, 2014, the committee reached consensus on the Department’s proposed regulations, which were subsequently published for a 30-day public comment period on June 20, 2014. Among other things, VAWA and the revised Clery Act regulations require institutions to compile statistics on additional categories of crimes reported to campus security authorities or local police agencies, to implement ongoing crime awareness and prevention programs for students and employees, and to ensure that institutional disciplinary proceedings for certain enumerated crimes meet specific standards. While the Department of Education’s final regulations remain pending, the Department of Education notified institutions in a “Dear Colleague Letter” dated July 14, 2014 that until final regulations go into effect, the Department of Education expects institutions to make a good faith effort to comply with the statutory requirements beginning October 1, 2014.

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

Results of Operations — For the Year Ended May 31, 2014 Compared to the Year Ended May 31, 2013

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2014 In percentages	Year-Ended May 31, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.1	22.6
Selling, general and administrative	66.8	64.2
Auxiliary expense	4.9	5.2
Cost of condominiums sales	0.3	0.1
Loss on disposition of property	0.0	0.1

Total operating expenses	95.1	92.2
Operating income	4.9	7.8
Interest expense	(0.6)	(0.8)
Interest income	0.1	0.1
Other income	0.1	0.1

Income before income taxes	4.5	7.2
Income tax expense	(1.8)	(2.9)
Net income attributable to non-controlling interest	0.0	(0.1)

Net income attributable to the Company	2.7	4.2

For the year ended May 31, 2014, we generated $127.8 million in revenue, a decrease of 1.1% compared to the same period in 2013. This decrease was attributable to a decline in enrollment that was offset by an average tuition increase of 3.5% effective September 2013, fees billed to affiliated institutions for our courseware development, technical support and online class hosting services, and continued geographic and programmatic expansion. Our revenue for the year ended May 31, 2014 consisted of $126.2 million from our NAU operations and $1.6 million from our other operations. Total operating expenses were $121.5 million or 95.1% of total revenue for the year ended May 31, 2014, an increase of 2.0% compared to the same period in 2013 due to increases of $0.8 million in admissions staffing, $0.6 million in depreciation expense; $0.5 million in new software costs and $0.5 million in insurance premiums. Income before income taxes was $5.8 million or 4.5% of total revenue for the year ended May 31, 2014, a decrease of 37.1% compared to the same period in 2013. Net income attributable to the Company was $3.5 million or 2.7% of total revenue for the year ended May 31, 2014, a decrease of 36.0% compared to the same period in 2013. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2014 In percentages	Year-Ended May 31, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.4	22.9
Selling, general and administrative	66.3	63.5
Auxiliary expense	4.9	5.3
Loss on disposition of property	0.2	0.0

Total operating expenses	94.8	91.7

Operating income	5.2	8.3

Interest expense	(0.6)	(0.8)
Interest income	0.0	0.1
Income before non-controlling interest and taxes	4.6	7.6

Total revenue. The total revenue for NAU for the year ended May 31, 2014 was $126.2 million, a decrease of $1.7 million or 1.3%, as compared to total revenue of $127.9 million for the year ended May 31, 2013. The decrease was primarily due to the decreased enrollments of approximately 5.4%. The enrollment decrease can also be attributed, in part, to the current improving economic climate, in which many working adults have chosen not to attend school. The decreased enrollment rates were offset by an average tuition increase of 3.5% that was approved by NAU’s board of governors and became effective in September 2013, and fees billed to affiliated institutions for our courseware development, technical support and online class hosting services.

The academic revenue for the year ended May 31, 2014 was $117.1 million, a decrease of $0.5 million or 0.4%, as compared to academic revenue of $117.6 million for the year ended May 31, 2013. The decrease was primarily due to the decreased enrollments over the prior year, as discussed above. The auxiliary revenue was $9.1 million, a decrease of $1.2 million or 11.5%, as compared to auxiliary revenue of $10.3 million for the year ended May 31, 2013. The decrease in auxiliary revenue was primarily driven by decreased enrollments that translated into decreased book sales.

Cost of educational services. The educational services expense as a percentage of academic segment revenue increased by 0.5% for the year ended May 31, 2014, to 23.4%, as compared to 22.9% for the year ended May 31, 2013. The educational services expenses for the year ended May 31, 2014, were $29.5 million, an increase of $0.3 million, or 0.1%, as compared to educational expenses of $29.2 million for the year ended May 31, 2013. This increase was a result of fixed costs such as facility expenses on a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expense as a percentage of total academic segment revenue increased by 2.8% for the year ended May 31, 2014, to 66.3%, as compared to 63.5% for the year ended May 31, 2013. The selling, general and administrative expenses for the year ended May 31, 2014 were $83.6 million, an increase of $2.4 million, or 3.0% as compared to selling, general and administrative expenses of $81.2 million for the year ended May 31, 2013. The increase is due to increases of $0.8 million in admissions staffing to convert prospective students, $0.6 million in depreciation expense as a result of recent expansion, $0.5 million in new software costs, and $0.5 million in insurance premiums.

Auxiliary. Auxiliary expenses for the year ended May 31, 2014 were $6.2 million, a decrease of $0.5 million, or 8.0%, as compared to auxiliary expenses of $6.8 million for the year ended May 31, 2013. This decrease was primarily the result of lower enrollments that translated into lower book sales and cost of books sold.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the year ended May 31, 2014, was $5.9 million, a decrease of $3.8 million, or 39.1% compared to the year ended May 31, 2013. The impact is due to additional expenses as explained above.

Results of Operations — For the Year Ended May 31, 2013 Compared to the Year Ended May 31, 2012

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2013 In percentages	Year-Ended May 31, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.6	23.4
Selling, general and administrative	64.2	65.2
Auxiliary expense	5.2	4.0
Cost of condominium sales	0.1	0.0
Loss on disposition of property	0.1	(0.3)

Total operating expenses	92.2	92.3
Operating income	7.8	7.7
Interest expense	(0.8)	(0.5)
Interest income	0.1	0.1
Other income	0.1	0.1

Income before income taxes	7.2	7.4
Income tax expense	(2.9)	(3.1)
Net income (loss) attributable to non-controlling interest	0.1	(0.1)

Net income attributable to the Company	4.2	4.2

For the year ended May 31, 2013, we generated $129.2 million in revenue, an increase of 8.7% compared to the same period in 2012. This increase was attributable to enrollment growth, an average tuition increase of 5.4% effective September 2012, fees billed to affiliated institutions for our courseware development, technical support and online class hosting services, and continued geographic and programmatic expansion. Our revenue for the year ended May 31, 2013 consisted of $127.9 million from our NAU operations and $1.3 million from our other operations. Total operating expenses were $119.2 million or 92.2% of total revenue for the year ended May 31, 2013, an increase of 8.6% compared to the same period in 2012 due to the additional expansion and development. Income before income taxes was $9.2 million or 7.2% of total revenue for the year ended May 31, 2013, an increase of 4.1% compared to the same period in 2012. Net income attributable to the Company was $5.4 million or 4.2% of total revenue for the year ended May 31, 2013, an increase of 7.9% compared to the same period in 2012. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2013 In percentages	Year-Ended May 31, 2012 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	22.9	23.6
Selling, general and administrative	63.5	64.2
Auxiliary expense	5.3	4.1
Loss on disposition of property	0.0	0.0
Total operating expenses	91.7	91.9

Operating income	8.3	8.1

Interest expense	(0.8)	(0.5)
Interest income	0.1	0.1
Income before non-controlling interest and taxes	7.6	7.7

Total revenue. The total revenue for NAU for the year ended May 31, 2013 was $127.9 million, an increase of $10.0 million or 8.5%, as compared to total revenue of $117.8 million for the year ended May 31, 2012. The increase was primarily due to the enrollment increase of approximately 2.2%, which was consistent with our investment in new program development, program expansion, development of new educational sites and student retention initiatives over the prior year. The enrollment increase can also be attributed, in part, to the current economic climate, in which many working adults have decided to utilize education to obtain a job, advance in a job or retain their current job. In addition, the increase in total revenue is due to an average tuition increase of 5.4% that was approved by NAU’s board of governors and became effective September 2012, and fees billed to affiliated institutions for our courseware development, technical support and online class hosting services. We believe that management’s execution of NAU’s well-defined strategic plan contributed to the increase in revenues.

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

Liquidity and Capital Resources

Liquidity. At May 31, 2014, and May 31, 2013, cash, cash equivalents and marketable securities were $19.6 million and $31.9 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificate of deposits. Of the amounts listed above, the marketable securities for May 31, 2014 and May 31, 2013 were $15.4 million and $20.7 million, respectively.

We retain a $3.0 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are secured by the Company’s checking, savings and investment accounts held by the bank. There were no advances outstanding against the line at May 31, 2014 and May 31, 2013.

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

Operating Activities. Net cash used by operating activities was $4.1 million for the year ended May 31, 2014 compared to net cash provided by operating activities of $16.0 million for the year ended May 31, 2013. This decrease is primarily the result of a $16.1 million increase in cash used for working capital, which includes a $10.7 million increase in accounts receivable due to spring money being paid during the summer term and a $3.0 million decrease in accounts payable due primarily to the fact that we’re not constructing new locations this year. In addition, net income decreased by $2.0 million due to a decrease in enrollment rates as further described above in the Results of Operations section, and non-cash items included a $3.0 million decrease in the deferred tax liability offset by higher depreciation and amortization and stock compensation expense

Net cash provided by operating activities was $16.0 million and $12.9 million for the years ended May 31, 2013 and 2012, respectively. This increase is related primarily to the increase in Results of Operations and certain non-cash items which included a $1.4 million increase in depreciation and amortization and the result of a decrease in cash used for working capital, which included a $3.5 million increase in other long-term liabilities and accounts payable and an offset of a $1.2 million increase in accounts and other receivables.

Investing Activities. Net cash provided by investing activities was $1.7 million for the year ended May 31, 2014, as compared to the net cash used in investing activities of $14.8 million for the year ended May 31, 2013. The increase in the cash provided by investing activities was primarily related to the selling and buying of investments in fiscal year 2014, which resulted in net cash provided of $5.3 million compared to net cash purchases of $5.9 million in fiscal year 2013. The company invests its cash reserves in government treasury bills and the difference is in the timing of the purchases and sales and the length the term of the security purchased. In addition, purchases of property, plant and equipment was reduced by $4.1 million as the Company reduced the rate of growth and need for new physical locations. Additionally a payment of $400 was received on the tenant improvement allowance receivable on the Rapid City Central Administration building.

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

Financing Activities. Net cash used in financing activities was $4.6 million for May 31, 2014 as compared to net cash used in financing activities of $5.7 million for the year ended May 31, 2013. The decrease is due to $1.7 million decrease in stock repurchases in 2014 offset by $0.5 million increase in dividends paid.

Net cash used in financing activities was $5.7 million for May 31, 2013 as compared to net cash used in financing activities of $13.5 million for the year ended May 31, 2012. The decrease is due to $1.8 million of stock repurchases in 2013 compared to $10.1 million of repurchases in 2012.

The table below sets forth our contractual commitments associated with operating leases as of May 31, 2014:

	Payments Due By Period (in thousands)
	Total	Within 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$43,126	$5,739	$10,933	$10,690	$15,764

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

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At May 31, 2014, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows. To date there have been no material drawings on the lines of credit.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

National American University Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National American University Holdings, Inc. and subsidiaries

Rapid City, South Dakota

We have audited the accompanying consolidated balance sheets of National American University Holdings, Inc. and subsidiaries (the “Company”) as of May 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

August 8, 2014

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2014 AND 2013

(In thousands except share data)

	May 31,	May 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,154	$11,130
Available for sale investments	15,435	20,748
Student receivables — net of allowance of $1,026 and $870 at May 31, 2014 and 2013, respectively	16,532	3,628
Other receivables	291	722
Income tax receivable	0	122
Deferred income taxes	1,688	1,353
Prepaid and other current assets	2,180	841

Total current assets	40,280	38,544

Total property and equipment—net	43,258	44,944

OTHER ASSETS:
Condominium inventory	744	1,778
Land held for future development	312	312
Course development — net of accumulated amortization of $2,421 and $2,066 at May 31, 2014 and 2013, respectively	1,000	1,107
Note receivable—tenant improvements	1,308	0
Deposit on property and equipment	200	0
Other	1,355	1,397

Total other assets	4,919	4,594

TOTAL	$88,457	$88,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$206	$66
Accounts payable	3,411	5,403
Dividends payable	1,134	1,004
Student accounts payable	969	1,067
Income tax payable	1,158	0
Deferred income	341	195
Accrued and other liabilities	7,347	6,966

Total current liabilities	14,566	14,701

DEFERRED INCOME TAXES	4,168	5,720

OTHER LONG-TERM LIABILITIES	6,431	6,479

CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	12,097	10,394

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,177,827 issued and 25,117,454 outstanding as of May 31, 2014; 28,090,269 issued and 25,047,086 outstanding as of May 31, 2013)	3	3
Additional paid-in capital	59,191	57,656
Retained earnings	11,573	12,610
Treasury stock, at cost (3,060,373 shares at May 31, 2014 and 3,043,183 shares at May 31, 2013)	(19,423)	(19,359)
Accumulated other comprehensive (loss) income, net of taxes—unrealized (loss) gain on available for sale securities	(3)	7

Total National American University Holdings, Inc. stockholders’ equity	51,341	50,917
Non-controlling interest	(146)	(129)

Total stockholders’ equity	51,195	50,788

TOTAL	$88,457	$88,082

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MAY 31, 2014, 2013, AND 2012

(In thousands except share data)

	2014	2013	2012
REVENUE:
Academic revenue	$117,099	$117,609	$109,833
Auxiliary revenue	9,076	10,259	7,992
Rental income — apartments	1,138	1,098	1,069
Condominium sales	440	210	0

Total revenue	127,753	129,176	118,894

OPERATING EXPENSES:
Cost of educational services	29,478	29,188	27,831
Selling, general and administrative	85,286	82,906	77,476
Auxiliary expense	6,236	6,780	4,747
Cost of condominium sales	386	192	0
Loss (gain) on disposition of property	114	100	(320)

Total operating expenses	121,500	119,166	109,734

OPERATING INCOME	6,253	10,010	9,160

OTHER INCOME (EXPENSE):
Interest income	142	111	133
Interest expense	(770)	(1,044)	(594)
Other income — net	149	107	121

Total other expense	(479)	(826)	(340)

INCOME BEFORE INCOME TAXES	5,774	9,184	8,820
INCOME TAX EXPENSE	(2,306)	(3,698)	(3,683)

NET INCOME	3,468	5,486	5,137
NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	17	(40)	(88)

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	3,485	5,446	5,049
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX —
Unrealized losses on investments, net of tax of $1, $19 and $27 for 2014, 2013 and 2012, respectively	(10)	(31)	(47)
Reclassification to earnings of realized losses included in other income-net, net of tax of $0, $(8) and $0 for 2014, 2013 and 2012, respectively	0	13	0

OTHER COMPREHENSIVE LOSS, NET OF TAX	(10)	(18)	(47)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$3,475	$5,428	$5,002

Basic net earnings attributable to National American University Holdings, Inc.	$0.14	$0.21	$0.19
Diluted net earnings attributable to National American University Holdings, Inc.	$0.14	$0.21	$0.19
Basic weighted average shares outstanding	25,093,096	25,556,391	26,488,265
Diluted weighted average shares outstanding	25,094,361	25,561,468	26,638,427

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2014, 2013, AND 2012

(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interest	Total stockholders’ equity
Balance—May 31, 2011	$3	$56,643	$9,549	$72	$(7,505)	$(257)	$58,505
Purchase of 1,468,873 shares common stock for the treasury	0	0	0	0	(10,084)	0	(10,084)
Share based compensation expense	0	560	0	0	0	0	560
Dividends declared ($0.035 per share)	0	0	(3,359)	0	0	0	(3,359)
Net income	0	0	5,049	0	0	88	5,137
Other comprehensive loss, net of tax	0	0	0	(47)	0	0	(47)

Balance—May 31, 2012	$3	$57,203	$11,239	$25	$(17,589)	$(169)	$50,712
Purchase of 559,416 shares common stock for the treasury	0	0	0	0	(1,770)	0	(1,770)
Share based compensation expense	0	453	0	0	0	0	453
Dividends declared ($0.040 per share)	0	0	(4,075)	0	0	0	(4,075)
Net income	0	0	5,446	0	0	40	5,486
Other comprehensive loss, net of tax	0	0	0	(18)	0	0	(18)

Balance—May 31, 2013	$3	$57,656	$12,610	$7	$(19,359)	$(129)	$50,788

Purchase of 17,190 shares common stock for the treasury	0	0	0	0	(64)	0	(64)
Share based compensation expense	0	1,535	0	0	0	0	1,535
Dividends declared ($0.045 per share)	0	0	(4,522)	0	0	0	(4,522)
Net income (loss)	0	0	3,485	0	0	(17)	3,468
Other comprehensive loss, net of tax	0	0	0	(10)	0	0	(10)

Balance—May 31, 2014	$3	$59,191	$11,573	$(3)	$(19,423)	$(146)	$51,195

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2014, 2013, AND 2012

(In thousands except share data)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,468	$5,486	$5,137
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	6,356	5,650	4,239
Loss (gain) on disposition of property and equipment	114	100	(320)
Realized loss on available for sale investments	0	21	0
Provision for uncollectable tuition	3,879	4,479	4,204
Noncash compensation expense	1,535	453	560
Deferred income taxes	(1,881)	1,194	2,107
Changes in assets and liabilities:
Accounts and other receivables	(16,383)	(5,659)	(4,483)
Student notes	66	(87)	(109)
Bookstore inventory	0	6	1,051
Condominium inventory	382	30	(3)
Prepaid and other current assets	(1,257)	(228)	(54)
Accounts payable	(1,839)	1,112	(142)
Deferred income	146	(41)	(58)
Other long-term liabilities	(48)	2,318	128
Income tax receivable/payable	1,280	852	286
Accrued and other liabilities	92	249	314

Net cash flows (used in) provided by operating activities	(4,090)	15,935	12,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(36,980)	(39,927)	(67,993)
Proceeds from sale of available for sale investments	42,277	34,046	72,087
Purchases of property and equipment	(4,532)	(8,647)	(13,205)
Proceeds from sale of property and equipment	503	21	430
Course development	(247)	(217)	(585)
Payment of deposit on property and equipment	(200)	0	0
Payments received on contract for deed	296	1	0
Payments received on note receivable	641	0	0
Other	(31)	(19)	(115)

Net cash flows provided by (used in) investing activities	1,727	(14,742)	(9,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(157)	(40)	(100)
Purchase of treasury stock	(64)	(1,770)	(10,084)
Dividends paid	(4,392)	(3,911)	(3,350)

Net cash flows used in financing activities	(4,613)	(5,721)	(13,534)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MAY 31, 2014, 2013, AND 2012

(In thousands except share data)

	2014	2013	2012
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(6,976)	$(4,528)	$(10,058)
CASH AND CASH EQUIVALENTS — Beginning of year	11,130	15,658	25,716

CASH AND CASH EQUIVALENTS — End of year	$4,154	$11,130	$15,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$2,907	$1,653	$1,289

Cash paid for interest	$787	$1,045	$510

Capital lease additions	$—	$—	$10,600

Tenant improvements on capital lease financed through note receivable	$2,000	$—	$—

Condominium inventory sold under contract for deed	$—	$162	$—

Property and equipment purchases included in accounts payable	$419	$670	$—

Dividends declared at May 31, 2014, 2013 and 2012	$1,134	$1,004	$840

(Concluded)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED MAY 31, 2014, 2013 AND 2012

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

The Partnership is deemed to be a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10, Consolidation. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the purpose and design of the VIE, the risks that the VIE was designed to create and pass along to other entities, the activities of the VIE that most significantly impacts the VIE’s economic performance and which entity could direct those activities. The Company assesses it’s VIE determination with respect to an entity on an ongoing basis and has not identified any additional VIEs in which it holds a significant interest.

The Company has determined that the Partnership qualifies as a VIE and that the Company is the primary beneficiary of the Partnership. Accordingly, the Company consolidated assets, liabilities, and net income of the Partnership within its consolidated balance sheets and statements of income. As of May 31, 2014 and 2013, the consolidated balance sheets include Partnership assets of $774 and $866, respectively, and Partnership liabilities of $101 and $99, respectively. The consolidated statements of income include Partnership net (loss) income of $(34), $79, and $176 for the years ended May 31, 2014, 2013, and 2012, respectively.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Throughout the Notes to consolidated financial statements, amounts in tables are in thousands of dollars, except for per share data as otherwise designated. The Company’s fiscal year end is May 31. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated.

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

The Company’s common stock is listed as NAUH on The NASDAQ Global Market. The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, masters and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. In addition, in August 2013, NAU was approved by the Higher Learning Commission to offer an Education Doctorate (Ed.D) in Community College Leadership, which will be offered in Austin, Texas. Courses are offered through educational sites and online. Operations include educational sites (two of which are pending regulatory approvals – Houston, Texas and the Roueche Graduate Center in Austin, Texas) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, and contracts to provide online course development, hosting and technical assistance to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with U.S. Department of Education requirements, including the maintenance of certain financial ratios.

The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

Approximately 92%, 91% and 92% of the Company’s total revenues for the years ended May 31, 2014, 2013 and 2012, respectively were derived from NAU’s academic revenue.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash is held in bank accounts that periodically exceed insured limits; however, no losses have occurred, and the Company feels the risk of loss is not significant.

Investments — The Company’s investments consist of government-backed bonds and certificates of deposit. These securities are classified as “available-for-sale.” Available-for-sale securities represent securities carried at fair value in the consolidated balance sheets. Certain of the Company’s certificates of deposit have maturity dates greater than one year. However, these certificates of deposit can be accessed at any time and are convertible to cash on demand. As such, the Company has classified these amounts as current assets in the consolidated balance sheets. Unrealized gains and losses deemed to be temporary are reported net of taxes and included in other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income – net in the consolidated statements of income. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Proceeds from the sale or call of investments totaled $42,277, $34,046 and $72,087 for the years ended May 31, 2014, 2013 and 2012, respectively. The net realized gains and losses on sales of investments totaled $0, $21, and $0 for the years ended May 31, 2014, 2013 and 2012, respectively.

The Company’s investments were comprised of the following at May 31:

	2014				2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury debt securities	$11,995	$—	$—	$11,995	$18,307	$8	$—	$18,315
Certificates of deposit	3,445	1	(6)	3,440	2,430	3	—	2,433

Total	$15,440	$1	$(6)	$15,435	$20,737	$11	$—	$20,748

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

Note Receivable — Note receivable is stated at the unpaid principal balance. Payments not received in accordance with the terms of the note agreement are considered past due. All amounts are current at May 31, 2014. Based on current payment status and an evaluation of the borrower’s ability to make future payments, management has determined no allowance for uncollectible amounts is necessary and no impairment exists.

Interest income is recognized over the term of the note and is calculated using the simple-interest method at a rate of 6% on principal balances outstanding. The note receivable will be placed on non-accrual status if management believes the loan is impaired or collection of interest is doubtful. Uncollected interest previously accrued would be charged-off, and interest income would be recognized only to the extent cash payments are received.

Property and Equipment — Property and equipment are stated at cost. Renewals and improvements are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in operating income. For financial statement purposes, depreciation includes the depreciation of the capital lease obligation in the amount of $530, $530 and $309 for the fiscal years 2014, 2013 and 2012, respectively. Total depreciation expense was $6,356, $5,650, and $4,239 for the fiscal years 2014, 2013, and 2012, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and building improvements	19–40
Land improvements	10–20
Furniture, vehicles, and equipment	5–15

For tax purposes, depreciation is computed using the straight-line and accelerated methods.

Property and equipment — net consists of the following as of May 31 (in thousands):

	2014	2013
Land	$565	$659
Land improvements	374	374
Buildings and building improvements	45,778	45,843
Furniture, vehicles, and equipment	28,293	25,443

Total gross property and equipment	75,010	72,319
Less accumulated depreciation	(31,752)	(27,375)

Total net property and equipment	$43,258	$44,944

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

Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be held for sale are carried at the lower of carrying value or fair value, less cost to sell. The Company had no impairments in 2014, 2013, or 2012.

Deferred Income Taxes — Deferred income taxes are provided using the asset and liability method whereby deferred tax assets and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Non-Controlling Interest — The non-controlling interest presented on the consolidated statements of income represents the individual owners’ share of the Partnership’s income or loss. The consolidated balance sheet amount “Non-controlling interest” represents the individual owners’ share of the Partnership obligations in excess of Partnership assets. The Company has determined the non-controlling owners to have a legal obligation to fund such deficits and believes it is fully collectable at May 31, 2014.

Leases — Leases in which the risk of ownership is retained by the lessor are classified as operating leases. Leases which substantially transfer all of the benefits and risks inherent in ownership to the lessee are classified as capital leases. Assets acquired under capital leases are depreciated on the same basis as property, plant and equipment. Leasehold improvements are depreciated over the depreciable lives of the corresponding fixed asset or the related lease term, whichever is shorter.

Academic Revenue Recognition — Academic revenue represents tuition revenue and the revenue generated through NAU’s teaching relationships with other non-related party institutions. Tuition revenue and affiliate revenue is recorded ratably over the length of respective courses. Academic revenue also includes certain fees and charges assessed at the start of each term. The portion of tuition and registration fees payments received but not earned is recorded as student accounts payable or deferred income and reflected as a current liability on the consolidated balance sheets, as such amount represents deposits due back to students or revenue that the Company expects to earn within the next year. Academic revenue is reported net of adjustments for refunds and scholarships. If a student withdraws prior to the completion of the academic term, students are refunded the portion of tuition and registration fees already paid, that pursuant to the Company’s refund policy and applicable federal and state law and accrediting agency standards, the Company is not entitled to. Refunds and scholarships are recorded during the respective terms.

Auxiliary Revenue — Auxiliary revenue represents revenues from the University’s bookstore operations. Revenue is recognized as items are sold and is recorded net of any applicable sales tax.

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

Rental Expense — The University accounts for rent expense under its long-term operating leases using the straight-line method. Certain of the University’s operating leases contain rent escalator provisions. Accordingly, a $6,431 and $6,479, deferred rent and tenant improvement liability at May 31, 2014 and 2013, respectively, is recorded in other long-term liabilities on the consolidated balance sheets.

Advertising — The University follows the policy of expensing the cost of advertising as incurred. Advertising costs of $12,077, $12,390 and $16,000 for 2014, 2013 and 2012, respectively, are generally included in selling, general, and administrative expenses on the consolidated statements of income.

4.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The ASU outlines five steps to achieve proper revenue recognition: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. This standard is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This standard will be effective for the Company’s fiscal year 2018 in the first quarter ending August 31, 2017. The Company is currently evaluating the impact implementation will have on the financial statements.

5.	DEPARTMENT OF EDUCATION REQUIREMENTS

The University extends unsecured credit to a portion of the students who are enrolled throughout the campuses for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV Higher Education Act of 1965, as amended (the “Higher Education Act”). The University is required under 34 CFR 600.5(d) to maintain at least 10% of its revenues (calculated on a cash basis) from non-Title IV program funds. The University believes they are in compliance with this requirement for the years ended May 31, 2014, 2013 and 2012, as shown in the underlying calculation:

	2014		2013		2012
Title IV HEA funds received	$107,333		$104,763		$89,390

Academic revenue (cash basis)	$120,169	=89.32%	$116,745	=89.74%	$105,577	=84.67%

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

An educational institution that does not meet the Department of Education’s minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the Department of Education. Based on the consolidated financial statements for the 2014, 2013 and 2012 fiscal years, the University’s calculations result in a composite score of 2.3, 2.4, and 2.7, respectively. Therefore the University currently meets the minimum composite score requirement as most recently required by the Department of Education.

The University’s current certification to participate in the Title IV programs, which is not provisional, was effective in June 2013 and extends through March 31, 2019.

6.	CONDOMINIUM PROJECT

The Company owns 24 condominium units to be sold to the general public. These condominium units are accounted for within condominium inventory within the consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the consolidated statements of income. Twelve units have been sold as of May 31, 2014. The unit sold in March 2013 was sold under a financing arrangement. The contract calls for interest at 3% and requires monthly payments of $0.9 through March 1, 2018, at which time all remaining principal will be due in full. The outstanding balance of $154 and $161 at May 31, 2014 and 2013, respectively, is recognized as other current assets of $6 and $6 and other long-term assets of $148 and $155 in the consolidated balance sheets. No amounts are past due based on contractual terms at May 31, 2014. Future minimum receipts under this contract are as follows:

2015	$6
2016	6
2017	7
2018	135

$154

7.	CONTRACT FOR DEED

The Company signed a contract for deed on its former Rapid City campus located at 321 Kansas City Street on March 28, 2013 for $4,000 (see Note 9 for capital lease on new campus). Of this sales price, $20 was received as a down payment. On July 8, 2013, the Company received $760 as payment on the contract for deed, to include $10 in interest and $500 toward the release of a lien on the dormitory buildings included in the campus property. As such, the dormitory buildings and land were deemed sold, resulting in a gain of $97. The remaining cash received of $250 is considered a non-refundable deposit at May 31, 2014. The remaining $3,230 is being financed by the Company for three years at 5% interest. Annual interest payments are due each December 31. No principle payments are required until the expiration of the contract’s three-year term; however, any such payments received may result in removal of the lien on certain buildings included in the campus property.

Because the buyer’s initial and continuing investment is not adequate in accordance with ASC 360-20-40, and the note receivable is not supported by specific evidence of collectability, the sale has not met the accounting requirements to be considered consummated. As such, the property remains on the consolidated balance sheets and continues to be depreciated because the asset has not met the held for sale criteria, the note receivable has not been recorded, and interest income will be recognized as received. The sale will be recorded at such time the uncertainties surrounding the transaction are removed. For federal income tax purposes, the sale has been recognized. A portion of the taxable gain was due for the year ended May 31, 2013, and the remaining portion will be payable as cash is received under the installment method.

As part of the contract for deed, the University is leasing back the Animal Health building for $7 per month under a long-term lease agreement beginning June 1, 2013. The building is not considered a significant portion of the property sold. All rent due to the buyer will offset interest income payments due under the contract for deed.

8.	LINES OF CREDIT

The University maintains a $3,000 unsecured revolving line of credit with Great Western Bank that is subject to annual renewals and currently matures on May 31, 2015. Advances under the line bear interest at prime (3.25% at May 31, 2014). No advances had been made on this line of credit in 2013 or 2014.

9.	LEASES

The University leases building facilities for branch operations and equipment for classroom operations under operating leases with various terms and conditions. Total rent expense for the years ended May 31, 2014, 2013 and 2012, was $6,025, $5,429 and $5,032, respectively.

Future minimum lease payments on non-cancelable operating leases for the five years ending May 31 are as follows:

2015	$5,739
2016	5,617
2017	5,316
2018	5,303
2019	5,387
Thereafter	15,764

As part of ongoing operations, the Company entered into a capital lease arrangement for additional space that houses the Corporate headquarters, distance learning operations, and the new Rapid City campus operations (see Note 7 for sale of old campus). During the quarter ended November 30, 2013, the Company increased its capital lease obligation by $2,000 to account for tenant improvements. The Company initially paid for the improvements; however, during the quarter, an agreement was entered into with the lessor to reimburse the Company under the terms of a $2,000 note receivable. The note receivable requires monthly payments of $14 at 6%. Such payments will directly offset the monthly payments to the lessor under the capital lease obligation. During the year ended May 31, 2014, the Company received $641 on the note receivable.

The Company is obligated to make future payments under the capital lease obligation, which totaled $24.5 million, had a net present value of $12.3 million as of May 31, 2014, and was recognized as current and non-current capital lease payable of $206 and $12,097 at May 31, 2014 and $66 and $10,394 at May 31, 2013, respectively. The asset totals $10,600, and accumulated depreciation totals $1,369, $839 and $309 at May 31, 2014, 2013 and 2012, respectively. The net amount is included in net property and equipment in the consolidated balance sheets.

The following is a schedule of future minimum commitments under the revised capital lease obligation as of May 31, 2014:

2015	$1,092
2016	1,115
2017	1,137
2018	1,159
2019	1,183
Thereafter	16,809

Total future minimum lease obligation	$22,495
Less: Imputed interest on capital leases	(10,192)

Net present value of lease obligations	$12,303

10.	STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,000,000, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 25,117,454 and 25,047,086 shares of common stock were outstanding as of May 31, 2014 and 2013, respectively. No shares of preferred stock were outstanding.

On May 10, 2013, the Company’s Board of Directors authorized the repurchase of its outstanding common stock in a privately negotiated transaction. 550,000 shares were repurchased for $3.15 per share.

Other common stock repurchases during the years ended May 31, 2013 were done in the ordinary course of business. There were no common stock repurchases during the year ended May 31, 2014 and $64 of additions to treasury shares resulting from the settlement of stock based compensation.

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At May 31, 2014, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the Plan. Shares forfeited or canceled are eligible for reissuance under the Plan. At May 31, 2014, 801,629 shares of common stock remain available for issuance under the Plan.

In April 2013, the Company’s Board of Directors recommended shareholder approval, and approval was obtained at the October 2013 Shareholder Meeting, to establish the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan. The Company may grant restricted stock awards or restricted stock units to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Restricted stock grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant and vest over various terms. Shares forfeited or canceled are eligible for reissuance under the Plan. At May 31, 2014, 170,000 shares of common stock remain available for issuance under the 2013 Plan.

Restricted stock

The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

During the quarter ended August 31, 2013, the Company issued 750,000 restricted stock units (“RSUs”) with performance based vesting under the 2013 Plan. The number of shares to be earned will be determined by the Company’s profitability and other operating metrics during the year ending May 31, 2015. 446,500 RSUs were issued with a grant date of June 1, 2013 and a grant date fair value of $3.78 per share. The total fair value of these RSU’s will be amortized over the two year service period.

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

During the quarter ended November 30, 2013, the Company also awarded 30,729 restricted stock awards with time based vesting at a grant date fair value of $3.54 per share to the members of the board of directors. Shares vest one year from the grant date and require board service for the entire year.

During the year ended May 31, 2014, 170,000 RSUs granted under the 2013 Plan were cancelled. For the year ended May 31, 2014, no additional restricted shares were issued under the 2013 Plan.

During the quarter ended August 31, 2012, the Company issued 46,088 RSUs with performance based vesting at a grant date fair value of $4.60 per share. The number of shares to be earned was determined by the Company’s profitability during the year ended May 31, 2013. During the year ended May 31, 2013, the performance criteria required for vesting of 11,869 RSUs was attained; the remaining 34,219 RSUs issued were cancelled.

During the quarter ended August 31, 2012, the Company also awarded 13,044 restricted stock awards with time based vesting at a grant date fair value of $4.60 per share to the members of the board of directors. Shares vest one year from the grant date and require board service for the entire year. During the quarter ended November 30, 2012, the Company awarded 3,659 restricted stock awards with time based vesting at a grant date fair value of $4.10 per share to director Jeffrey Berzina and cancelled 3,261 restricted stock awards with a grant date fair value of $4.60 per share issued to John Reynolds. Mr. Berzina was elected to the board of directors to replaced Mr. Reynolds who resigned his position.

Compensation expenses associated with restricted stock awards and restricted stock unit awards, respectively, totaled $82 and $1,170 for the year ended May 31, 2014, totaled $48 and $55 for the year ended May 31, 2013, and $237 and $0 for the year ended May 31, 2012. In addition, federal and state payroll taxes totaling $0, $0, and $140 related to these awards were also included in compensation expense for the years ended May 31, 2014, 2013, and 2012, respectively. At May 31, 2014, unamortized compensation cost of restricted stock and restricted stock unit awards totaled $1,212. The unamortized cost is expected to be recognized over a weighted-average period of 1.0 years as of May 31, 2014.

A summary of restricted shares activity under the Plan as of May 31, 2014 and 2013, and changes during the year then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2012	1,416	$10.59
Granted	62,791	4.57
Vested	(13,285)	5.24
Forfeited	(37,480)	4.60

Non-vested shares at May 31, 2013	13,442	$4.46
Granted	477,229	3.76
Modified	303,500	4.31
Vested	(16,001)	4.30
Forfeited	(170,000)	3.87

Non-vested shares at May 31, 2014	608,170	$4.01

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the consolidated statements of income as operating expense based on their fair value over the requisite service period.

For stock options issued during the years ended May 31, 2014 and 2013, the following assumptions were used to determine fair value:

Assumptions used:	2013	2012
Expected term (in years)	5.75	5.99
Expected volatility	56.14%	61.20%
Weighted average risk free interest rate	1.92%	0.85%
Weighted average risk free interest rate range	1.90-1.96%	0.80-0.85%
Weighted average expected dividend	4.97%	2.87%
Weighted average expected dividend range	4.91-5.06%	2.87%
Weighted average fair value	$1.24	$2.01

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

A summary of option activity under the Plan as of May 31, 2014 and 2013, and changes during the years then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at May 31, 2012	223,950	$9.92	8.7
Granted	156,800	4.60
Exercised	—	—
Forfeited or canceled	(12,750)	9.35	—	—

Outstanding at May 31, 2013	368,000	$7.67	8.4	$—

Exercisable at May 31, 2013	133,031	$9.58	7.5	$—

Outstanding at May 31, 2013	368,000	$7.67
Granted	25,000	3.63
Exercised	—	—
Modified	(303,500)	7.46
Forfeited or canceled	(13,750)	7.80

Outstanding at May 31, 2014	75,750	$7.17	7.6	$—

Exercisable at May 31, 2014	49,500	$9.02	6.5	$—

The Company recorded compensation expense for stock options of $22, $275 and $323 for the years ended May 31, 2014, 2013, and 2012, respectively, in the statements of operations. As of May 31, 2014 there was $16 of total unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.0 years as of May 31, 2014.

The Company plans to issue new shares as settlement of options that are exercised. There were no options exercised during the year ended May 31, 2014 or 2013.

On May 31, 2013, 303,500 options with a weighted average exercise price of $7.46 were surrendered and canceled in exchange for restricted stock units with a grant date of June 1, 2013.

Dividends

The following table presents details of the Company’s fiscal 2014, 2013 and 2012 dividend payments:

Date declared	Record date	Payment date	Per share
August 29, 2011	September 30, 2011	October 7, 2011	$0.0300
November 4, 2011	December 31, 2011	January 9, 2012	$0.0325
January 30, 2012	March 30, 2012	April 6, 2012	$0.0325
April 30, 2012	June 30, 2012	July 9, 2012	$0.0325
August 27, 2012	September 30, 2012	October 5, 2012	$0.0400
October 29, 2012	December 14, 2012	December 28, 2012	$0.0400
January 28, 2013	March 29, 2013	April 12, 2013	$0.0400
April 29, 2013	June 28, 2013	July 12, 2013	$0.0400
August 26, 2013	September 30, 2013	October 11, 2013	$0.0450
October 28, 2013	December 30, 2013	January 10, 2014	$0.0450
January 25, 2014	March 28, 2014	April 11, 2014	$0.0450
April 7, 2014	June 30, 2014	July 11, 2014	$0.0450

11.	EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan Payable — The Company sponsors a 401(k) plan for its University employees, which provides for a discretionary match, net of forfeitures, of up to 5%. The University uses certain consistently applied operating ratios to determine contributions. The University’s contributions were $653, $735, and $601 for the years ended May 31, 2014, 2013 and 2012, respectively.

Compensation Plans — The Company has entered into employment agreements, as amended, with Dr. Ronald Shape, Chief Executive Officer and Dr. Jerry Gallentine, President, that require, among other things, an annual incentive payment as defined in the agreements. The incentive payments are paid in installments each year, are recorded in selling, general and administrative expenses and accrued other liabilities in the consolidated financial statements, and total $197, $451 and $0 for 2014, 2013 and 2012, respectively. In addition, as part of the Chief Executive Officer Compensation plan, $100 annually will be paid in equal monthly installments converted to the Company’s common stock shares based on the closing price on the last day of the month.

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

The Company maintains a self-insured health insurance plan for employees. Under this plan, the Company pays a monthly fee to its administrator, as well as claims submitted by its participants. As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted, the Company has recorded a liability for outstanding claims of $641 and $611 at May 31, 2014 and 2013, respectively. Such liability is reported with accrued liabilities in the consolidated balance sheets.

13.	INCOME TAXES

Components of the provision for income taxes for the years ended May 31, 2014, 2013 and 2012, were as follows:

	2014	2013	2012
Current tax expense:
Federal	$3,678	$2,053	$1,065
State	509	451	511

	4,187	2,504	1,576

Deferred tax expense:
Federal	(1,740)	1,105	2,020
State	(141)	89	87

	(1,881)	1,194	2,107

Total tax expense	$2,306	$3,698	$3,683

The effective tax rate varies from the statutory federal income tax rate for the following reasons:

	2014	2013	2012
Statutory	34.0%	34.0%	34.0%
State income taxes — net of federal benefit	4.2	4.2	3.5
Permanent differences and other	1.7	2.1	4.7

Effective income tax rate	39.9%	40.3%	42.2%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) as of May 31 were as follows:

	2014	2013
Deferred income tax assets:
Account receivable allowances	$407	$349
Bad debt write-offs	384	519
Other	122	173
Accrued salaries	1,440	801
Start up costs	305	334
Capital lease obligations	4,614	3,923
Deferred rent	2,378	2,222

Total deferred income tax assets	9,650	8,321

Deferred income tax liabilities:
Fixed assets and course development	(11,587)	(12,368)
Prepaid expenses	(543)	(316)
Other	0	(4)

Total deferred income tax liabilities	(12,130)	(12,688)

Net deferred income tax liabilities	$(2,480)	$(4,367)

The Company follows the guidance of ASC Topic 740, Income Taxes, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which requires that income tax positions must be more likely than not to be sustained based solely on their technical merits in order to be recognized. The Company has recorded no liability for uncertain tax positions. The Company has elected to record interest and penalties from unrecognized tax benefits in the tax provision.

The Company files income tax returns in the U.S. federal jurisdiction and various states. Because of closure of an Internal Revenue Service examination, the Company is no longer subject to U.S. federal income tax examinations for years before 2010 and, generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2008.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	For the year ended
	May 31,
	2014	2013	2012
Numerator:
Net Income attributable to National American
University Holdings, Inc	$3,485	5,446	5,049

Denominator:
Weighted average shares outstanding used to compute basic net income per common share	25,093,096	25,556,391	26,488,265
Incremental shares issuable upon the assumed exercise stock options		—	—
Incremental shares issuable upon the assumed vesting of restricted shares	1,265	5,077	47,547
Incremental shares issuable upon the assumed exercise of warrants		—	102,615

Common shares used to compute diluted net income per share	25,094,361	25,561,468	26,638,427

Basic net income per common share	$0.14	0.21	0.19
Diluted net income per common share	$0.14	0.21	0.19

A total of 75,750, 368,000 and 223,950 shares of common stock subject to issuance upon exercise of stock options for the years ended May 31, 2014, 2013 and 2012, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at May 31, 2014 and 2013:

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

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
May 31, 2014
Investments
CD’s and money market accounts	$243	$3,197	$—	$3,440
Money market accounts included in cash equivalents	910	—	—	910
US treasury bills and notes	11,995	—	—	11,995

Total assets at fair value	$13,148	$3,197	$—	$16,345

May 31, 2013
Investments
CD’s and money market accounts	$243	$2,190	$—	$2,433
Money market accounts included in cash equivalents	1,616	—	—	1,616
US treasury bills and notes	18,315	—	—	18,315

Total assets at fair value	$20,174	$2,190	$—	$22,364

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

General administrative costs of the Company are allocated to specific divisions of the Company. The following table presents the reportable segment financial information, in thousands:

	For the year ended May, 31 2014			For the year ended May, 31 2013			For the year ended May, 31 2012
	NAU	Other	Consolidated Total	NAU	Other	Consolidated Total	NAU	Other	Consolidated Total
Revenue:
Academic	$117,099	$0	$117,099	$117,609	$0	$117,609	$109,833	$0	$109,833
Auxiliary	9,076	0	9,076	10,259	0	10,259	7,992	0	7,992
Rental income apartments	0	1,138	1,138	0	1,098	1,098	0	1,069	1,069
Condominium sales	0	440	440	0	210	210	0

Total revenue	126,175	1,578	127,753	127,868	1,308	129,176	117,825	1,069	118,894

Operating expenses:
Cost of educational services	29,478	0	29,478	29,188	0	29,188	27,831	0	27,831
Selling, general administrative	83,627	1,659	85,286	81,193	1,713	82,906	75,671	1,805	77,476
Auxiliary	6,236	0	6,236	6,780	0	6,780	4,747	0	4,747
Cost of condominium sales	0	386	386	0	192	192	0	0	0
(Gain) loss on disposition of property	211	(97)	114	33	67	100	40	(360)	(320)

Total operating expenses	119,552	1,948	121,500	117,194	1,972	119,166	108,289	1,445	109,734

Income (loss) from operations	6,623	(370)	6,253	10,674	(664)	10,010	9,536	(376)	9,160

Other income (expense):
Interest inc	54	88	142	98	13	111	133	0	133
Interest exp	(769)	(1)	(770)	(1,044)	0	(1,044)	(594)	0	(594)
Other income—net	0	149	149	(22)	129	107	0	121	121

Total other income (expense)	(715)	236	(479)	(968)	142	(826)	(461)	121	(340)

Income (loss) before taxes	$5,908	$(134)	$5,774	$9,706	$(522)	$9,184	$9,075	$(255)	$8,820

	As of May 31, 2014			As of May 31, 2013			As of May 31, 2012
Total assets	$76,383	$12,074	$88,457	$75,115	$12,967	$88,082	$70,404	$12,694	$83,098

	For the year ended May 31, 2014			For the year ended May 31, 2013			For the year ended May 31, 2012
Expenditures for for long-lived assets	$3,094	$1,438	$4,532	$8,462	$235	$8,697	$13,025	$180	$13,205

Depreciation & amortization	$5,765	$591	$6,356	$5,090	$560	$5,650	$3,692	$547	$4,239

19.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected unaudited quarterly financial information for the last eight quarters.

	Quarter
	First	Second	Third	Fourth
Fiscal Year Ended May 31, 2014
Revenues	$30,929	$33,182	$31,674	$31,968
(Loss) income from operations	(362)	2,315	1,898	2,402
Net (loss) income	(366)	1,363	1,127	1,461
Net (loss) income attributable to NAUH and Subsidiaries	(329)	1,362	1,117	1,335
Net (loss) income per share (common):
Basic	(0.01)	0.05	0.04	0.05
Diluted	(0.01)	0.05	0.04	0.05
Fiscal Year Ended May 31, 2013
Revenues	$29,450	$34,509	$32,055	$33,162
(Loss) income from operations	(22)	4,872	2,906	2,254
Net (loss) income	(151)	2,865	1,617	1,155
Net (loss) income attributable to NAUH and Subsidiaries	(164)	2,865	1,599	1,146
Net (loss) income per share (common):
Basic	(0.01)	0.11	0.06	0.05
Diluted	(0.01)	0.11	0.06	0.05

20.	SUBSEQUENT EVENTS

On June 30, 2014 the landlord of the property located at 5301 S. Highway 16 in Rapid City, SD paid the $1,359 remaining balance of the note receivable (see Note 9) in addition to $14 of interest related to the receivable.

On July 11, 2014 the contract for deed that we were holding for the property located on Kansas City Street in Rapid City, SD was settled. The proceeds included $3,230 principle and $85 of interest that was offset by $59 of lease-back payments and maintenance expenses related to the long-term operating lease (see note 7).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2014. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of May 31, 2014, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2014.

Item 9B . Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after May 31, 2014. Except for those portions specifically incorporated in this annual report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the information set forth in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this annual report on Form 10-K.

(a)(2) Financial Statement Schedules

None required.

(b) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated August 7, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.2	Amended and Restated Agreement and Plan of Reorganization, dated August 11, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.3	Amendment No. 1 to the Amended and Restated Agreement and Plan of Reorganization, dated October 26, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc., and Dlorah, Inc. **

3.1	Second Amended and Restated Certificate of Incorporation***

3.2	Amended Bylaws ####

4.1	Specimen Common Stock Certificate***

10.1	Registration Rights Agreement, dated as of November 23, 2009, by and among Camden Learning Corporation and each of H. & E. Buckingham Limited Partnership and Robert D. Buckingham Living Trust. ***

10.2	Registration Rights Agreement, dated as of November 29, 2007, by and among Camden Learning Corporation and certain of the founding stockholders of Camden Learning Corporation. ****

10.3	Form of Restricted Stock Agreement under the registrant’s 2009 Stock Option and Compensation Plan.*****

10.4	National American University Holdings, Inc. 2009 Stock Option and Compensation Plan, as amended.***

10.5	Employment Agreement between Dlorah, Inc. and Jerry L. Gallentine, amended and restated September 9, 2003, and further amended by the First Amendment to Employment Agreement, dated November 18, 2009. ***

10.6	Employment Agreement between Dlorah, Inc. and Ronald Shape, dated effective as of June 1, 2012.##

10.7	Joinder to Registration Rights Agreement, dated as of January 12, 2010 between National American University Holdings, Inc. and T. Rowe Price Associates, Inc. on behalf of its investment advisory clients T. Rowe Price Small-Cap Value Fund, Inc. and T. Rowe Price U.S. Equities Trust.#

10.8	Form of Director Indemnification Agreement******

10.9	National American University Holdings, Inc. 2013 Restricted stock Unit Plan###

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	the following materials from National American University Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014, are formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Balance Sheets, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Stockholders Equity, (d) Consolidated Statements of Cash Flows, and (e) Notes to Annual Consolidated Financial Statements

*	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on August 11, 2009.
**	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on October 27, 2009.
***	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on November 30, 2009, and Proxy Statement filed on September 27, 2013.
****	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on December 5, 2007.
*****	Incorporated by reference to National American University Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 12, 2010.
******	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on May 11, 2010.
#	Incorporated by reference to National American University Holdings, Inc.’s Registration Statement on Form S-1 filed on March 23, 2010.
##	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on September 6, 2012.
###	Incorporated by reference to National American University Holdings, Inc.’s Proxy Statement filed on September 27, 2013.
####	Incorporated by reference to National American University Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 4, 2013.

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
(principal financial officer and principal accounting officer)

Dated as of August 8, 2014.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of August 8, 2014.

Name	Title

/s/ Robert D. Buckingham
Robert D. Buckingham	Chairman of the Board of Directors

/s/ Jerry L. Gallentine
Jerry L. Gallentine, Ph.D.	President and Vice Chairman of the Board of Directors

/s/ Therese Crane
Therese Crane, Ed.D.	Director

/s/ Jeffery Berzina
Jeffery Berzina	Director

/s/ Thomas D. Saban
Thomas D. Saban, Ph.D.	Director

/s/ David L. Warnock
David L. Warnock	Director

/s/ Richard Halbert
Richard Halbert	Director

/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.	Chief Executive Officer and Director