Form 10-Q
period 2014-08-31
National American University Holdings, Inc.
filed 2014-10-03
CIK 1399855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

As of September 30, 2014, 25,136,514 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF AUGUST 31, 2014 AND CONDENSED

CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2014

(In thousands except share data)

	August 31, 2014	May 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,434	$4,154
Available for sale investments	27,880	15,435
Student receivables — net of allowance of $663 and $1,026 at August 31, 2014 and May 31, 2014, respectively	2,700	16,532
Other receivables	183	291
Deferred income taxes	1,703	1,688
Prepaid and other current assets	2,127	2,180

Total current assets	45,027	40,280

Total property and equipment — net	40,319	43,258

OTHER ASSETS:
Condominium inventory	377	744
Land held for future development	312	312
Course development — net of accumulated amortization of $2,507 and $2,421 at August 31, 2014 and May 31, 2014, respectively	937	1,000
Note receivable — tenant improvements	0	1,308
Deposit on property and equipment	50	200
Other	1,367	1,355

Total other assets	3,043	4,919

TOTAL	$88,389	$88,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$215	$206
Accounts payable	3,904	3,411
Dividends payable	1,136	1,134
Student accounts payable	1,003	969
Income taxes payable	1,381	1,158
Deferred income	208	341
Accrued and other liabilities	5,433	7,347

Total current liabilities	13,280	14,566

DEFERRED INCOME TAXES	4,165	4,168

OTHER LONG-TERM LIABILITIES	6,310	6,431

CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	12,041	12,097

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,196,299 issued and 25,133,515 outstanding as of August 31, 2014; 28,177,827 issued and 25,117,454 outstanding as of May 31, 2014)	3	3
Additional paid-in capital	59,565	59,191
Retained earnings	12,611	11,573
Treasury stock, at cost (3,062,784 shares at August 31, 2014 and 3,060,373 at May 31, 2014)	(19,430)	(19,423)
Accumulated other comprehensive loss, net of taxes — unrealized loss on available for sale securities	(8)	(3)

Total National American University Holdings, Inc. stockholders’ equity	52,741	51,341

Non-controlling interest	(148)	(146)
Total stockholders’ equity	52,593	51,195

TOTAL	$88,389	$88,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

(In thousands except share data)

	Three Months Ended August 31,
	2014	2013
REVENUE:
Academic revenue	$26,676	$27,650
Auxiliary revenue	1,881	2,772
Rental income — apartments	300	287
Condominium sales	447	220

Total revenue	29,304	30,929

OPERATING EXPENSES:
Cost of educational services	7,133	7,005
Selling, general and administrative	18,642	22,222
Auxiliary expense	1,303	1,970
Cost of condominium sales	368	191
Gain on disposition of property	(1,678)	(97)

Total operating expenses	25,768	31,291

OPERATING INCOME (LOSS)	3,536	(362)

OTHER INCOME (EXPENSE):
Interest income	99	26
Interest expense	(229)	(252)
Other income — net	58	44

Total other expense	(72)	(182)

INCOME (LOSS) BEFORE INCOME TAXES	3,464	(544)
INCOME TAX (EXPENSE) BENEFIT	(1,296)	178

NET INCOME (LOSS)	2,168	(366)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	2	37

NET INCOME (LOSS) ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	2,170	(329)
OTHER COMPREHENSIVE LOSS — Unrealized losses on investments, net of tax	(5)	(5)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$2,165	$(334)

Basic net earnings (loss) attributable to National American University Holdings, Inc.	$0.09	$(0.01)
Diluted net earnings (loss) attributable to National American University Holdings, Inc.	$0.09	$(0.01)
Basic weighted average shares outstanding	25,122,423	25,056,382
Diluted weighted average shares outstanding	25,141,380	25,056,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interest	Total stockholders’ equity
Balance — May 31, 2013	$3	$57,656	$12,610	$7	$(19,359)	$(129)	$50,788
Purchase of 10,648 shares common stock for the treasury	0	0	0	0	(40)	0	(40)
Share based compensation expense	0	537	0	0	0	0	537
Dividends declared ($0.045 per share)	0	0	(1,128)	0	0	0	(1,128)
Net loss	0	0	(329)	0	0	(37)	(366)
Other comprehensive loss, net of tax	0	0	0	(5)	0	0	(5)

Balance — August 31, 2013	$3	$58,193	$11,153	$2	$(19,399)	$(166)	$49,786

Balance — May 31, 2014	$3	$59,191	$11,573	$(3)	$(19,423)	$(146)	$51,195
Purchase of 2,411 shares common stock for the treasury	0	0	0	0	(7)	0	(7)
Share based compensation expense	0	374	0	0	0	0	374
Dividends declared ($0.045 per share)	0	0	(1,132)	0	0	0	(1,132)
Net income	0	0	2,170	0	0	(2)	2,168
Other comprehensive loss, net of tax	0	0	0	(5)	0	0	(5)

Balance — August 31, 2014	$3	$59,565	$12,611	$(8)	$(19,430)	$(148)	$52,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

(In thousands except share data)

	Three Months Ended
	August 31, 2014	August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,168	$(366)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	1,582	1,551
Gain on disposition of property and equipment	(1,678)	(97)
Provision for uncollectable tuition	1,101	734
Noncash compensation expense	374	537
Deferred income taxes	(18)	(46)
Changes in assets and liabilities:
Accounts and other receivables	12,839	230
Student notes	(16)	47
Condominium inventory	367	188
Prepaid and other current assets	(29)	(515)
Accounts payable	772	(170)
Deferred income	(133)	20
Other long-term liabilities	(121)	70
Income tax receivable/payable	223	(233)
Accrued and other liabilities	(1,646)	(219)

Net cash flows provided by operating activities	15,785	1,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(20,695)	(13,491)
Proceeds from sale of available for sale investments	8,245	10,999
Purchases of property and equipment	(707)	(944)
Proceeds from sale of property and equipment	3,464	500
Course development	(24)	(106)
Payments received on contract for deed	4	2
Payments received on note receivable	1,390	0
Other	2	(25)

Net cash flows used in investing activities	(8,321)	(3,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(47)	(13)
Purchase of treasury stock	(7)	(40)
Dividends paid	(1,130)	(1,001)

Net cash flows used in financing activities	(1,184)	(1,054)

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

(In thousands except share data)

	Three Months Ended
	August 31, 2014	August 31, 2013
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$6,280	$(2,388)
CASH AND CASH EQUIVALENTS — Beginning of year	4,154	11,130

CASH AND CASH EQUIVALENTS — End of period	$10,434	$8,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$1,091	$102

Cash paid for interest	$222	$251

Property and equipment purchases included in accounts payable	$174	$173

Dividends declared at August 31, 2014 and 2013	$1,132	$1,128

(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND AUGUST 31, 2013

(Dollar amounts, except share and per share amounts, in thousands)

1. STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2014, was derived from the audited consolidated financial statements for the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s 10-K filed on August 8, 2014. Furthermore, the results of operations and cash flows for the three month periods ended August 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by U.S. GAAP.

Unless the context otherwise requires, the terms “we”, “us”, “our” and the “Company” used throughout this document refer to National American University Holdings, Inc. and its wholly owned subsidiary, Dlorah, Inc., which owns and operates National American University.

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

2. NATURE OF OPERATIONS

The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, masters and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in Rapid City, South Dakota.

3. RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued ASU No. 2014-17, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard will be effective for the Company’s fourth quarter ending May 31, 2017. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

4. CONTRACT FOR DEED

The Company signed a contract for deed on its former Rapid City campus located at 321 Kansas City Street on March 28, 2013 for $4,000. Of this sales price, $20 was received as a down payment. On July 8, 2013, the Company received $760 as payment on the contract for deed, to include $10 in interest and $500 toward the release of a lien on the dormitory buildings included in the campus property. As such, the dormitory buildings and land were deemed sold, resulting in a gain of $97. The remaining cash received of $250 is considered a non-refundable deposit at May 31, 2014. The remaining $3,230 was being financed by the Company for three years at 5% interest, with interest only payments due annually, and final payment due in full at the expiration of the contract’s three-year term.

As part of the contract for deed, the University is leasing back the Animal Health building for $7 per month under a long-term lease agreement beginning June 1, 2013. The building is not considered a significant portion of the property sold. All rent due to the buyer offset interest income payments due under the contract for deed.

On July 11, 2014 the contract for deed was settled. The proceeds included $3,230 principal and $85 of interest that was offset by $59 of lease-back payments and maintenance expenses related to the long-term operating lease. All remaining liens on the property were released and deemed sold, resulting in a gain of $1,743. Rent payments will be made directly to the lessor now that the contract for deed is paid in full.

Prior to settlement on July 11, 2014, the sale did not meet the accounting requirements to be considered consummated because the buyer’s initial and continuing investment was not adequate in accordance with ASC 360-20-40, and the note receivable was not supported by specific evidence of collectability. As such, at May 31, 2014 the property remained on the condensed consolidated balance sheets and continued to be depreciated because the asset had not met the held for sale criteria, the note receivable was not recorded, and interest income was recognized as received. For federal income tax purposes, the sale was recognized in full as of March 28, 2013 and will be brought into income as proceeds are received due to the installment sale treatment. A portion of the taxable gain was due for the year ended May 31, 2013, and the remaining portion will be payable for the year ended May 31, 2015.

5. CAPITAL LEASE OBLIGATION

During the quarter ended November 30, 2013, the Company increased its capital lease obligation by $2,000 to account for tenant improvements. The Company initially paid for the improvements; however, an agreement was entered into with the lessor to reimburse the Company under the terms of a $2,000 note receivable. Payments under the note receivable directly offset the monthly payments to the lessor under the capital lease obligation. On June 30, 2014 the landlord of the property paid the $1,373 remaining balance of the note receivable.

6. STOCKHOLDERS’ EQUITY

The Company’s outstanding stock-based awards consist mainly of restricted stock awards, restricted stock units and stock options. As of August 31, 2014, the Company had 955,157 shares available for future grants of stock-based compensation plans.

Restricted stock

A summary of restricted shares activity as of August 31, 2014 and 2013, and changes during the three month periods then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2014	608,170	$4.01
Granted	0	0
Vested	0	0
Forfeited	0	0

Non-vested shares at August 31, 2014	608,170	$4.01

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2013	13,442	$4.46
Granted	446,500	3.78
Modified	303,500	4.31
Vested	(9,783)	4.60
Forfeited	0	0

Non-vested shares at August 31, 2013	753,659	$4.00

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the consolidated statements of operations as operating expense based on their fair value over the requisite service period.

There were no stock options issued in the quarter ended August 31, 2014. For stock options modified during the three months ended August 31, 2013, the following assumptions were used to determine fair value:

For the three months ended August 31,
Assumptions used:	2013
Expected term (in years)	5.990
Expected volatility	61.20%
Weighted average risk free interest rate	0.85%
Weighted average risk free interest rate range	0.80-0.85%
Weighted average expected dividend	2.87%
Weighted average expected dividend range	2.87%
Weighted average fair value	$2.01

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

A summary of option activity under the Plan as of August 31, 2014 and 2013, and changes during the three month periods then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value ($000)
Outstanding at May 31, 2014	75,750	$7.17
Granted	0	0
Exercised	0	0
Forfeited or canceled	(2,000)	6.05

Outstanding at August 31, 2014	73,750	$7.20	7.3	$—

Exercisable at August 31, 2014	61,250	$7.93	6.9	$—

Outstanding at May 31, 2013	368,000	$7.67
Granted	0	0
Exercised	0	0
Modified	(303,500)	7.46
Forfeited or canceled	(1,000)	9.35

Outstanding at August 31, 2013	63,500	$8.67	7.3	$—

Exercisable at August 31, 2013	60,000	$8.91	7.2	$—

Dividends

The following table presents details of the Company’s fiscal 2015 and 2014 dividend payments:

Date declared	Record date	Payment date	Per share
August 26, 2013	September 30, 2013	October 11, 2013	$0.0450
October 28, 2013	December 30, 2013	January 10, 2014	$0.0450
January 25, 2014	March 28, 2014	April 11, 2014	$0.0450
April 7, 2014	June 30, 2014	July 11, 2014	$0.0450
August 11, 2014	September 30, 2014	(est) October 10, 2014	$0.0450

7. EARNINGS PER SHARE

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended
	August 31,
	2014	2013
Numerator:
Net income (loss) attributable to National American University Holdings, Inc.	$2,170	$(329)

Denominator:
Weighted average shares outstanding used to compute basic net income per common share	25,122,423	25,056,382
Incremental shares issuable upon the assumed exercise of stock options		—
Incremental shares issuable upon the assumed exercise of restricted shares	18,957	—

Common shares used to compute diluted net income per share	25,141,380	25,056,382

Basic net income (loss) per common share	$0.09	$(0.01)
Diluted net income (loss) per common share	$0.09	$(0.01)

A total of 73,750 shares of common stock subject to issuance upon exercise of stock options for the three months ended August 31, 2014 have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 76,942 shares of common stock subject to issuance upon exercise of stock options and issuance of restricted shares for the three months ended August 31, 2013 have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

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

9. FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
August 31, 2014
Investments
CD’s and money market accounts	$243	$3,641	$—	$3,884
Money market accounts included in cash equivalents	464	—	—	464
US treasury bills and notes	23,996	—	—	23,996

Total assets at fair value	$24,703	$3,641	$—	$28,344

May 31, 2014

Investments
CD’s and money market accounts	$243	$3,197	$—	$3,440
Money market accounts included in cash equivalents	910	—	—	910
US treasury bills and notes	11,995	—	—	11,995

Total assets at fair value	$13,148	$3,197	$—	$16,345

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

General administrative costs of the Company are allocated to specific divisions of the Company. The following table presents the reportable segment financial information, in thousands:

	Three months ended August 31, 2014			Three months ended August 31, 2013
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$26,676	$0	$26,676	$27,650	$0	$27,650
Auxiliary revenue	1,881	0	1,881	2,772	0	2,772
Rental income — apartments	0	300	300	0	287	287
Condominium sales	0	447	447	0	220	220

Total revenue	28,557	747	29,304	30,422	507	30,929

Operating expenses:
Cost of educational services	7,133	0	7,133	7,005	0	7,005
Selling, general & administrative	18,133	509	18,642	21,779	443	22,222
Auxiliary expense	1,303	0	1,303	1,970	0	1,970
Cost of condominium sales	0	368	368	0	191	191
(Gain) loss on disposition of property	113	(1,791)	(1,678)	0	(97)	(97)

Total operating expenses (income)	26,682	(914)	25,768	30,754	537	31,291

Income (loss) from operations	1,875	1,661	3,536	(332)	(30)	(362)

Other income (expense):
Interest income	10	89	99	12	14	26
Interest expense	(221)	(8)	(229)	(252)	0	(252)
Other income — net	0	58	58	0	44	44

Total other (expense) income	(211)	139	(72)	(240)	58	(182)

Income (loss) before taxes	$1,664	$1,800	$3,464	$(572)	$28	$(544)

	As of August 31, 2014			As of August 31, 2013
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$76,269	$12,120	$88,389	$74,168	$12,110	$86,278

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on August 8, 2014 and its other filings with the Securities and Exchange Commission (the “SEC”). The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering associate, bachelor’s and master’s degree programs in business-related disciplines, such as accounting, management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online. In addition, in August 2013, NAU was approved by the Higher Learning Commission to offer an Education Doctorate (Ed.D.) in Community College Leadership, which is based in Austin, Texas. Operations include 37 locations located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota.

As of August 31, 2014, NAU had enrolled 2,213 students in courses at its physical locations, 6,201 students for its online programs, and 1,479 students at its hybrid learning centers that attended physical campus locations and also took classes online. NAU supports the instruction of 2,500 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 2.5% of our revenues for the quarter ended August 31, 2014.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the three months ended August 31, 2014, approximately 91% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and is recorded net of any applicable sales tax.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the three months ended August 31, 2014 and 2013 were 3.8% and 2.4%, respectively.

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

The following chart is a summary of our student enrollment on August 31, 2014 and 2013, by degree type and by instructional delivery method.

	August 31, 2014 (Summer ‘15 Qtr)	August 31, 2013 (Summer ‘14 Qtr)	% Growth for same quarter over prior year
	Number of Students	Number of Students
Continuing Ed	104	0	100.0%
Doctoral	37	0	100.0%
Graduate	278	339	(18.0)%
Undergraduate and Diploma	9,511	10,404	(8.6)%

Total	9,930	10,743	(7.6)%

On-Campus	2,213	2,357	(6.1)%
Online	6,201	6,592	(5.9)%
Hybrid	1,516	1,794	(15.5)%

Total	9,930	10,743	(7.6)%

We experienced a 7.6% decrease in enrollment in the summer term 2014 over the summer term 2013. This decline was across all degree programs and course delivery methods with the exception of the newly created continuing education courses and doctoral program that was not in place during the prior year. We believe our investment to expand academic programming and our strategic plan will be critical in returning to the growth and results of operations that we have seen over the recent years.

We plan to continue expanding and developing our academic programming focusing on growth at our 37 existing locations and potentially making strategic acquisitions. Enrollments will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate our enrollments will once again trend upward. To the extent the economic downturn has caused enrollment growth in the past, our ability to maintain or increase that level of growth will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that enrollment trends will be correlated with the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through strategic acquisitions. If market conditions decline or if we are unable to open new physical locations, develop or expand academic programming or make strategic acquisitions, whether as a result of regulatory limitations or other factors, our enrollment rate will likely decline.

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

Compliance Reviews

In response to our Title IV compliance audit for the period June 1, 2012, through May 31, 2013, the U.S. Department of Education (the “Department”) requested additional information regarding courses offered and Title IV program funds awarded to students at our Wichita West campus before it was approved as an additional location by the Department in August 2013. We have responded to the Department’s requests and will cooperate with any additional requests regarding this matter. We are unable to predict when the Department will complete its review and issue a final determination letter.

In September 2014, the Department conducted on-site program reviews at our Rapid City and Lee’s Summit campuses. The program reviews covered our administration of Title IV programs for the 2013-2014 award year, as well as our administration of the Clery Act and related regulations and our compliance with the Drug-Free Schools and Communities Act and related regulations. We are unable to predict if or when the Department may issue any findings that arise from the program reviews. If the Department were to make significant findings of non-compliance in the final program review determination, it could have a material effect on our business, condition and results of operations.

Accreditation

We have been institutionally accredited since 1985 by the Higher Learning Commission (“HLC”), a regional accrediting commission recognized by the Department. Our accreditation was last reaffirmed in 2008 for the maximum term of 10 years as part of a regularly scheduled reaffirmation process. In May 2010, a three-person team from the HLC visited our central administration offices in Rapid City, South Dakota, in response to the university’s change of control request in connection with the November 2009 merger with Camden Learning Corporation. The change of control request was approved with a visit scheduled in 2014-15. On September 22-26, 2014, we hosted a comprehensive accreditation review team visit. We expect to receive a written report in November 2014. If we fail to satisfy HLC’s standards, we could lose our accreditation by that agency, which would cause us to lose our eligibility to participate in Title IV programs.

Department of Education Rulemaking

On August 8, 2014, the Department proposed new regulations to update eligibility standards under the federal Direct PLUS Loan program, specifically with respect to the standards for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a Direct PLUS Loan. The Department’s final regulations on these matters could be effective as soon as July 1, 2014, if they are published on or before November 1, 2014. We cannot predict the ultimate content of the final regulations or the potential impact of such final regulations on NAU’s programs.

Results of Operations — Three Months Ended August 31, 2014 Compared to Three Months Ended August 31, 2013

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended August 31, 2014 In percentages	Three Months Ended August 31, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	24.3	22.6
Selling, general and administrative	63.6	71.8
Auxiliary expense	4.4	6.4
Cost of condominium sales	1.3	0.6
Gain on disposition of property	(5.7)	(0.3)

Total operating expenses	87.9	101.1
Operating Income (loss)	12.1	(1.1)
Interest expense	(0.8)	(0.8)
Interest income	0.3	0.1
Other income	0.2	0.1

Income (loss) before income taxes	11.8	(1.7)
Income tax (expense) benefit	(4.4)	0.6
Net income attributable to non-controlling interest	0.0	0.1

Net income (loss) attributable to the Company	7.4%	(1.0)%

For the three months ended August 31, 2014, our total revenue was $29.3 million, a decrease of $1.6 million or 5.3%, as compared to total revenue of $30.9 million for the same period in 2013. The change was primarily due to a decrease in average enrollments of 7.6% for the three months ended August 31, 2014 over the prior year due to lower market demand among our targeted student demographic. Our revenue for the three months ended August 31, 2014 consisted of $28.6 million from our NAU operations and $0.7 million from our other operations.

Total operating expenses were $25.8 million or 87.9% of total revenue for the three months ended August 31, 2014, which is a decrease of $5.5 million compared to the same period in 2013. Additionally, the Company recognized gains as a result of non-recurring transactions. The Company sold property resulting in a gain of $1.7 million and recognized a gain from a change in estimated retirement plan contributions of $0.7 million. Income from operations was $3.5 million or 12.1% of total revenue for the three months ended August 31, 2014, which is an increase of $3.9 million compared to the same period in 2013. Net income attributable to the Company was $2.2 million or 7.4% of total revenue for the three months ended August 31, 2014 as compared to a net loss of $(0.3) million or (1.0)% of total revenue for the three months ended August 31, 2013.

Net income for the three months ended August 31, 2014 increased by $2.5 million as compared to the same period in 2013 due to reduced selling, general and administrative expenses resulting from reduced staffing and marketing costs in better alignment with lower enrollments. Net income was affected by the one-time, non-recurring transactions listed above.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended August 31, 2014 In percentages	Three Months Ended August 31, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	25.0	23.0
Selling, general and administrative	63.5	71.6
Auxiliary expense	4.5	6.5
Loss on disposition of property	0.4	0.0

Total operating expenses	93.4	101.1
Operating income	6.6	(1.1)
Interest expense	(0.8)	(0.8)
Interest income	0.0	0.0
Other income	0.0	0.0

Income (loss) before non-controlling interest and taxes	5.8%	(1.9)%

Total revenue. The total revenue for NAU for the three months ended August 31, 2014 was $28.6 million, a decrease of $1.9 million or 6.1% as compared to total revenue of $30.4 million for the same period in 2013. The decrease was primarily due to the average enrollment decrease of 7.6% for the three months ended August 31, 2014 over the same period in 2013 due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school. We believe that NAU’s well-defined strategic plan will lead to increases in enrollments and revenues.

The academic revenue for the three months ended August 31, 2014 was $26.7 million, a decrease of $1.0 million or 3.5%, as compared to academic revenue of $27.6 million for the same period in 2013. The decrease was primarily due to lower enrollments over the prior year. The auxiliary revenue was $1.9 million, a decrease of $0.9 million or 32.1%, as compared to auxiliary revenue of $2.8 million for the same period in 2013. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense as a percentage of total revenue increased by 2.0 percentage points for the three months ended August 31, 2014, to 25.0%, as compared to 23.0% for the same period in 2013. This increase was a result of fixed costs such as facility expenses on a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue decreased by 8.1 percentage points for the three months ended August 31, 2014, to 63.5%, as compared to 71.6% for the same period in 2013. The selling, general and administrative expenses for the three months ended August 31, 2014 were $18.1 million, a decrease of $3.6 million, or 16.7%, as compared to selling, general and administrative expenses of $21.8 million for the same period in 2013. The decrease was driven by cost cutting initiatives including a reduction in staffing and marketing costs to better align with the decreasing enrollments and needs of the Company.

Liquidity and Capital Resources

Liquidity. At August 31, 2014, and May 31, 2014, cash, cash equivalents and marketable securities were $38.3 million and $19.6 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit. Of the amounts listed above, the marketable securities at August 31, 2014 and May 31, 2014 were $27.9 million and $15.4 million, respectively.

We maintain one line of credit to support ongoing operations. This line of credit is available to support timing differences between inflows and outflows of cash. During the first three months of fiscal year 2015 ended August 31, 2014, the line of credit was not utilized. We retain this $3.0 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are unsecured. There were no advances outstanding against this line at August 31, 2014 and May 31, 2014.

Based on our current operations and anticipated revenues, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the next 12 months. These expenditures include our plans for continued expansion and development of new programming and growth of our affiliate relationships. Our current focus is to fit expenditures with enrollment patterns. Also, we believe that we are positioned to further supplement our liquidity with debt, if needed.

Operating Activities. Net cash provided by operating activities for the three months ended August 31, 2014 and 2013 were $15.8 million and $1.7 million, respectively. This increase is primarily due to an increase in net income and the collection of receivables from the prior quarter. The increase in net income was driven by cost cutting initiatives including a reduction in staffing to better align with the decreasing enrollments and needs of the Company resulting in decreased SG&A expenses offset by lower revenue resulting from decreased enrollment due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school. The increase in cash is primarily due to the collection of our accounts and other receivables from the spring term that were received during the summer term.

Investing Activities. Net cash used by investing activities was $8.3 million for the three months ended August 31, 2014, as compared to net cash used of $3.1 million for the three months ended August 31, 2013. The increase in the cash used by investing activities was primarily related to the selling and buying of investments, which resulted in net spending of $12.5 million in fiscal 2015 as compared to $2.5 million in fiscal 2014. This spending was offset by a $3.0 million increase in proceeds from the sale of property plant and equipment primarily related to settlement of the contract for deed on our former Rapid City campus and the $1.4 million collection of a tenant improvement allowance.

Financing Activities. Net cash used by financing activities was $1.2 million and $1.1 million for the three months ended August 31, 2014 and 2013 respectively. The increase of $0.1 million is primarily due to an increase in dividends paid as compared to the prior year.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2014 was disclosed in our fiscal year 2014 10-K. During the three months ended August 31, 2014, there were no material changes to this previously disclosed information outside the ordinary course of business.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three month period ended August 31, 2014. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At August 31, 2014, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Under previous U.S. Department of Education (“Department”) regulations, an educational institution would lose its eligibility to participate in Title IV programs if its two-year measuring period student loan cohort default rate equaled or exceeded 25% for three consecutive cohort years, or 40% for any given year.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the Department published the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort. Under the modified requirements, if an institution’s three-year cohort default rate exceeds 30% for three consecutive years, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate.

Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution’s three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. On September 22, 2014, we received notice from the Department that our final, official cohort default rate for students who entered repayment during the federal fiscal year ended September 30, 2011, measured over three federal fiscal years of borrower repayment, was 21.4%. We may lose our eligibility to participate in Title IV programs if our student loan default rates are too high.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

National American University Holdings, Inc.
(Registrant)

Dated: October 3, 2014	By: /s/ Ronald L. Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer

By: /s/ Venessa D. Green
Venessa D. Green, MBA, CPA, CGMA
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