Form 10-Q
period 2014-11-30
National American University Holdings, Inc.
filed 2015-01-09
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-34751

National American University Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-0479936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5301 S. Highway 16	57701
Rapid City, SD	(Zip Code)
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

As of December 31, 2014, 25,182,392 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	Unaudited Condensed Consolidated Balance Sheet as of November 30, 2014 and Condensed Consolidated Balance Sheet as of May 31, 2014
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended November 30, 2014 and November 30, 2013
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2014 and November 30, 2013
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2014 and November 30, 2013
	Notes to Unaudited Condensed Consolidated Financial Statements	9
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4.	CONTROLS AND PROCEDURES	25

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	26
ITEM 1A.	RISK FACTORS	26
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.	MINE SAFETY DISCLOSURES	26
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS	27

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 2014 AND CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2014
(In thousands except share data)

	November 30,	May 31,
	2014	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,204	$4,154
Available for sale investments	12,345	15,435
Student receivables — net of allowance of $600 and $1,026 at November 30, 2014 and
May 31, 2014, respectively	3,576	16,532
Other receivables	671	291
Deferred income taxes	1,333	1,688
Prepaid and other current assets	2,298	2,180
Total current assets	48,427	40,280
Total property and equipment - net	38,980	43,258
OTHER ASSETS:
Condominium inventory	377	744
Land held for future development	312	312
Course development — net of accumulated amortization of $2,593 and $2,421 at
November 30, 2014 and May 31, 2014, respectively	888	1,000
Note receivable - tenant improvements	0	1,308
Deposit on property and equipment	100	200
Other	1,213	1,355
Total other assets	2,890	4,919
TOTAL	$90,297	$88,457

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$224	$206
Accounts payable	3,031	3,411
Dividends payable	1,135	1,134
Student accounts payable	1,225	969
Income taxes payable	1,752	1,158
Deferred income	270	341
Accrued and other liabilities	7,382	7,347
Total current liabilities	15,019	14,566
DEFERRED INCOME TAXES	4,165	4,168
OTHER LONG-TERM LIABILITIES	6,191	6,431
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	11,982	12,097
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,245,930 issued and
25,179,333 outstanding as of November 30, 2014; 28,177,827 issued and 25,117,454
outstanding as of May 31, 2014)	3	3
Additional paid-in capital	58,213	59,191
Retained earnings	14,302	11,573
Treasury stock, at cost (3,066,597 shares at November 30, 2014 and 3,060,373
at May 31, 2014)	(19,442)	(19,423)
Accumulated other comprehensive loss, net of taxes - unrealized loss on available
for sale securities	(2)	(3)
Total National American University Holdings, Inc. stockholders' equity	53,074	51,341
Non-controlling interest	(134)	(146)
Total stockholders' equity	52,940	51,195
TOTAL	$90,297	$88,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(In thousands except share data)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
REVENUE:
Academic revenue	$54,809	$58,233	$28,133	$30,583
Auxiliary revenue	4,093	5,090	2,212	2,318
Rental income — apartments	593	568	293	281
Condominium sales	447	220	0	0

Total revenue	59,942	64,111	30,638	33,182

OPERATING EXPENSES:
Cost of educational services	14,210	14,601	7,077	7,596
Selling, general and administrative	35,943	43,765	17,301	21,543
Auxiliary expense	2,865	3,668	1,562	1,698
Cost of condominium sales	368	194	0	3
(Gain) loss on disposition of property	(1,678)	(70)	0	27

Total operating expenses	51,708	62,158	25,940	30,867

OPERATING INCOME	8,234	1,953	4,698	2,315

OTHER INCOME (EXPENSE):
Interest income	111	50	12	24
Interest expense	(451)	(399)	(222)	(147)
Other income — net	100	80	42	36

Total other expense	(240)	(269)	(168)	(87)

INCOME BEFORE INCOME TAXES	7,994	1,684	4,530	2,228

INCOME TAX EXPENSE	(2,986)	(687)	(1,690)	(865)

NET INCOME	5,008	997	2,840	1,363

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING
INTEREST	(12)	36	(14)	(1)

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN
UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	4,996	1,033	2,826	1,362

OTHER COMPREHENSIVE INCOME (LOSS) — Unrealized gains
(losses) on investments, net of tax	1	(7)	6	(2)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL
AMERICAN UNIVERSITY HOLDINGS, INC.	$4,997	$1,026	$2,832	$1,360

Basic net earnings attributable to National American University
Holdings, Inc.	$0.20	$0.04	$0.11	$0.05
Diluted net earnings attributable to National American University
Holdings, Inc.	$0.20	$0.04	$0.11	$0.05
Basic weighted average shares outstanding	25,136,778	25,075,120	25,151,291	25,094,063
Diluted weighted average shares outstanding	25,157,424	25,079,741	25,166,946	25,096,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Non-controlling	stockholders'
	stock	capital	earnings	income (loss)	stock	interest	equity

Balance - May 31, 2013	$3	$57,656	$12,610	$7	$(19,359)	$(129)	$50,788
Purchase of 12,730 shares common
stock for the treasury	0	0	0	0	(48)	0	(48)
Share based compensation expense	0	908	0	0	0	0	908
Dividends declared ($0.045 per share)	0	0	(2,260)	0	0	0	(2,260)
Net income	0	0	1,033	0	0	(36)	997
Other comprehensive loss, net of tax	0	0	0	(7)	0	0	(7)
Balance - November 30, 2013	$3	$58,564	$11,383	$0	$(19,407)	$(165)	$50,378

Balance - May 31, 2014	$3	$59,191	$11,573	$(3)	$(19,423)	$(146)	$51,195
Purchase of 6,224 shares common
stock for the treasury	0	0	0	0	(19)	0	(19)
Share based compensation expense	0	(978)	0	0	0	0	(978)
Dividends declared ($0.045 per share)	0	0	(2,267)	0	0	0	(2,267)
Net income	0	0	4,996	0	0	12	5,008
Other comprehensive income, net
of tax	0	0	0	1	0	0	1
Balance - November 30, 2014	$3	$58,213	$14,302	$(2)	$(19,442)	$(134)	$52,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30,  2014 AND 2013
(In thousands except share data)

	Six Months Ended
	November 30,	November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,008	$997
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,115	3,123
Gain on disposition of property and equipment	(1,678)	(70)
Provision for uncollectable tuition	2,063	1,640
Noncash compensation expense	(978)	908
Deferred income taxes	352	(42)
Changes in assets and liabilities:
Accounts and other receivables	10,513	(1,041)
Student notes	(21)	80
Condominium inventory	367	188
Prepaid and other current assets	(200)	(1,269)
Accounts payable	295	(237)
Deferred income	(71)	60
Other long-term liabilities	(240)	100
Income tax receivable/payable	594	312
Accrued and other liabilities	302	(82)

Net cash flows provided by operating activities	19,421	4,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(22,141)	(23,988)
Proceeds from sale of available for sale investments	25,232	26,493
Purchases of property and equipment	(1,040)	(1,546)
Proceeds from sale of property and equipment	3,464	500
Course development	(60)	(182)
Payment of deposit on property and equipment	0	(1,556)
Payments received on contract for deed	157	273
Payments received on note receivable	1,390	206
Other	9	(23)

Net cash flows provided by investing activities	7,011	177

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(97)	(66)
Purchase of treasury stock	(19)	(48)
Dividends paid	(2,266)	(2,130)

Net cash flows used in financing activities	(2,382)	(2,244)

		(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(In thousands except share data)

	Six Months Ended
	November 30,	November 30,
	2014	2013

NET INCREASE IN CASH AND CASH EQUIVALENTS	$24,050	$2,600

CASH AND CASH EQUIVALENTS — Beginning of year	4,154	11,130

CASH AND CASH EQUIVALENTS — End of period	$28,204	$13,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$2,041	$417
Cash paid for interest	$444	$417
Tenant improvements on capital lease financed through note receivable	$0	$2,000
Property and equipment purchases included in accounts payable	$0	$341
Dividends declared at November 30, 2014 and 2013	$1,135	$1,134

		(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014 AND NOVEMBER 30, 2013
(Dollar amounts, except share and per share amounts, in thousands)

1.	STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills.  The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2014, was derived from the audited consolidated financial statements for the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s 10-K filed on August 8, 2014.  Furthermore, the results of operations and cash flows for the six month periods ended November 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

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

Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to bad debts, income taxes and certain accruals. Actual results could differ from those estimates.

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
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, provides more useful information to users of the consolidated financial statements through improved disclosure requirements, and simplifies the preparation of the consolidated financial statements by reducing the number of requirements to which an entity must refer.   The ASU outlines five steps to achieve proper revenue recognition: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation.  This standard is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  This standard will be effective for the Company’s fiscal year 2018 in the first quarter ending August 31, 2017.  The Company is currently evaluating the impact implementation will have on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  This standard will be effective for the Company’s fourth quarter ending May 31, 2017.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

4.	CONTRACT FOR DEED

During fiscal year 2013, the Company signed a contract for deed on its former Rapid City campus located at 321 Kansas City Street for $4,000 and the sale did not meet the accounting requirements to be considered consummated because the buyer’s initial and continuing investment was not adequate in accordance with ASC 360-20-40, and the note receivable was not supported by specific evidence of collectability.  As such, at May 31, 2014 the property remained on the condensed consolidated balance sheets and continued to be depreciated because the asset had not met the held for sale criteria, the note receivable was not recorded, and interest income was recognized as received.

On July 11, 2014 the contract for deed was settled.  The Company collected the outstanding proceeds which included $3,230 principal and $85 of interest that was offset by $59 of lease-back payments and maintenance expenses related to the long-term operating lease.  All remaining liens on the property were released and deemed sold, resulting in a gain of $1,743.  Rent payments will be made directly to the lessor now that the contract for deed is paid in full.

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

The Company’s outstanding stock-based awards consist of restricted stock awards, restricted stock units and stock options.  As of November 30, 2014, the Company had 892,541 shares available for future grants of stock-based compensation plans.

Restricted stock

A summary of restricted shares activity as of November 30, 2014 and 2013, and changes during the six month periods then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2014	608,170	$4.01
Granted	42,155	3.11
Vested	(28,170)	3.55
Canceled	0	0
Non-vested shares at November 30, 2014	622,155	$3.97

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2013	13,442	$4.46
Granted	477,229	3.76
Modified	303,500	4.31
Vested	(16,001)	4.30
Canceled	(88,000)	3.95
Non-vested shares at November 30, 2013	690,170	$3.98

During the quarter ended November 30, 2014, the Company awarded 42,155 restricted stock awards with time-based vesting at a grant date fair value of $3.11 per share to the members of the board of directors.  Shares vest one year from the grant date and require board service for the entire year.

During the quarter ended November 30, 2014, the Company reversed $0.9 million expense net of tax that was previously recorded in connection with performance based restricted stock awarded during the quarter ended August 31, 2013.  During the quarter ended November 30, 2014, it is the opinion of management that the performance shares will not be issued because the required metrics will not be achieved.

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the consolidated statements of operations as operating expense based on their fair value over the requisite service period.

For stock options issued in the six months ended November 30, 2014 and for stock options modified during the six months ended November 30, 2013, the following assumptions were used to determine fair value:

	For the six months ended November 30,	For the six months ended November 30,
Assumptions used:	2014	2013
Expected term (in years)	5.500	5.990
Expected volatility	51.40%	61.20%
Weighted average risk free interest rate	1.52%	0.85%
Weighted average risk free interest rate range	1.52%	0.80-0.85%
Weighted average expected dividend	5.79%	2.87%
Weighted average expected dividend range	5.79%	2.87%
Weighted average fair value	$0.88	$2.01

The volatilities are based on historic volatilities from the traded shares of the Company over the past three years.  The Company has analyzed the forfeitures of stock and option grants and has deemed the effect to be immaterial and therefore did not include a forfeiture rate in the expense calculation. The expected term of options granted is the safe harbor period. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company.

A summary of option activity under the Plan as of November 30, 2014 and 2013, and changes during the six month periods then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value ($000)
Outstanding at May 31, 2014	75,750	$7.17
Granted	12,500	3.11
Exercised	0	0
Forfeited or canceled	(3,000)	7.56
Outstanding at November 30, 2014	85,250	$6.56	7.5	$-
Exercisable at November 30, 2014	72,750	$7.07	7.2	$-

Outstanding at May 31, 2013	368,000	$7.67
Granted	0	0
Exercised	0	0
Modified	(303,500)	7.46
Forfeited or canceled	(2,250)	6.71
Outstanding at November 30, 2013	62,250	$8.75	7.0	$-
Exercisable at November 30, 2013	60,000	$8.91	7.0	$-

Dividends

The following table presents details of the Company’s fiscal 2015 and 2014 dividend payments:

Date declared	Record date	Payment date	Per share
August 26, 2013	September 30, 2013	October 11, 2013	$0.0450
October 28, 2013	December 30, 2013	January 10, 2014	$0.0450
January 25, 2014	March 28, 2014	April 11, 2014	$0.0450
April 7, 2014	June 30, 2014	July 11, 2014	$0.0450
August 11, 2014	September 30, 2014	October 10, 2014	$0.0450
October 6, 2014	December 31, 2014	(est) January 16, 2015	$0.0450

7.	EARNINGS PER SHARE

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Six months ended		Three months ended
	November 30,		November 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to National American
University Holdings, Inc.	$4,996	$1,033	$2,826	$1,362
Denominator:
Weighted average shares outstanding used to
compute basic net income per common share	25,136,778	25,075,120	25,151,291	25,094,063
Incremental shares issuable upon the assumed
vesting of stock options		-		-
Incremental shares issuable upon the assumed
vesting of restricted shares	20,646	4,621	15,649	2,089
Common shares used to compute diluted net income
per share	25,157,424	25,079,741	25,166,940	25,096,152
Basic net income per common share	$0.20	$0.04	$0.11	$0.05

Diluted net income per common share	$0.20	$0.04	$0.11	$0.05

A total of 85,250 shares of common stock subject to issuance upon exercise of stock options and 42,155 shares of common stock subject to vesting of restricted shares for the three and six months ended November 30, 2014, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 62,250 shares of common stock subject to issuance upon exercise of stock options and 28,170 shares of common stock subject to vesting of restricted shares for the three and six months ended November 30, 2013, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

On November 21, 2014, the U.S. Department of Education notified us of its final audit determination with respect to our Title IV compliance audit for the period June 1, 2012 through May 31, 2013.  The final audit determination asserts that we improperly disbursed Title IV program funds to students at our Wichita West campus location before it was approved as an additional location for Title IV program participation requirements by the Department in August 2013, resulting in a requirement to return approximately $664 in Title IV funds and assessed interest to the Department as it is deemed a return of previously recorded revenue.  This amount has been included in accrued liabilities at November 30, 2014 and shown as a direct reduction of academic revenue during the three months ended November 30, 2014, which has been timely remitted.

9.	FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:
	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
November 30, 2014
Investments
CD’s and money market accounts	$243	$4,104	-	4,347
Money market accounts included
in cash equivalents	14	-	-	14
US treasury bills and notes	7,998	-	-	7,998
Total assets at fair value	$8,255	$4,104		$12,359

May 31, 2014
Investments
CD’s and money market accounts	$243	$3,197	-	$3,440
Money market accounts included
in cash equivalents	910	-		910
US treasury bills and notes	11,995	-	-	11,995
Total assets at fair value	13,148	3,197	-	16,345

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

	Six months ended November 30, 2014			Six months ended November 30, 2013
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$54,809	$-	$54,809	$58,233	$-	$58,233
Auxiliary revenue	4,093	-	4,093	5,090	-	5,090
Rental income — apartments	-	593	593	-	568	568
Condominium sales	-	447	447	-	220	220

Total revenue	58,902	1,040	59,942	63,323	788	64,111

Operating expenses:
Cost of educational services	14,210	-	14,210	14,601	-	14,601
Selling, general &administrative	35,060	883	35,943	42,935	830	43,765
Auxiliary expense	2,865	-	2,865	3,668	-	3,668
Cost of condominium sales	-	368	368	-	194	194
Loss (gain) on disposition of
property	113	(1,791)	(1,678)	26	(96)	(70)

Total operating expenses (income)	52,248	(540)	51,708	61,230	928	62,158

Income (loss) from operations	6,654	1,580	8,234	2,093	(140)	1,953

Other income (expense):
Interest income	18	93	111	32	18	50
Interest expense	(443)	(8)	(451)	(399)	-	(399)
Other income - net	-	100	100	-	80	80

Total other (expense) income	(425)	185	(240)	(367)	98	(269)

Income (loss) before taxes	$6,229	$1,765	$7,994	$1,726	$(42)	$1,684

	As of November 30, 2014			As of November 30, 2013
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$79,672	$10,625	$90,297	$76,016	$13,572	$89,588

	Three months ended November 30, 2014			Three months ended November 30, 2013
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$28,133	$-	$28,133	$30,583	$-	$30,583
Auxiliary revenue	2,212	-	2,212	2,318	-	2,318
Rental income — apartments	-	293	293	-	281	281
Condominium sales	-	-	-	-	-	-

Total revenue	30,345	293	30,638	32,901	281	33,182

Operating expenses:
Cost of educational services	7,077	-	7,077	7,596	-	7,596
Selling, general &administrative	16,927	374	17,301	21,156	387	21,543
Auxiliary expense	1,562	-	1,562	1,698	-	1,698
Cost of condominium sales	-	-	-	-	3	3
(Gain) loss on disposition of
property	-	-	-	26	1	27

Total operating expenses	25,566	374	25,940	30,476	391	30,867

Income (loss) from operations	4,779	(81)	4,698	2,425	(110)	2,315

Other income (expense):
Interest income	8	4	12	20	4	24
Interest expense	(222)	-	(222)	(147)	-	(147)
Other income - net	-	42	42	-	36	36

Total other (expense) income	(214)	46	(168)	(127)	40	(87)

Income (loss) before taxes	4,565	(35)	4,530	2,298	(70)	2,228

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

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering associate, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online. In August 2013, NAU was approved by the Higher Learning Commission to offer an Education Doctorate (Ed.D) in Community College Leadership, which is offered in Austin, Texas. Operations include 37 locations located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota.

As of November 30, 2014, NAU had enrolled 2,558 students in courses at its physical locations, 6,418 students for its online programs, and 1,614 students at its hybrid learning centers that attended physical campus locations and also took classes online.  NAU supports the instruction of 2,000 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1.7% of our revenues for the quarter ended November 30, 2014.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the six months ended November 30, 2014, approximately 91.4% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized  as items are sold and is recorded net of any applicable sales tax.

Factors affecting net revenue include:

●	the number of students who are enrolled and who remain enrolled in courses throughout the term;

●	the number of credit hours per student;

●	the student’s degree and program mix;

●	changes in tuition rates;

●	the affiliates with which NAU is working as well as the number of students at the affiliates; and

●	the amount of scholarships for which students qualify.

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the six months ended November 30, 2014 and 2013 were 3.4% and 2.6%, respectively.

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

The following chart is a summary of our student enrollment on November 30, 2014 and 2013, by degree type and by instructional delivery method.

	November 30, 2014 (Fall ‘15 Qtr)	November 30, 2013 (Fall ‘14 Qtr)	% Growth for same quarter over prior year
	Number of Students	Number of Students
Continuing Ed	460	0	100.0%
Doctoral	52	0	100.0%
Graduate	306	371	(17.5)%
Undergraduate and Diploma	9,772	11,015	(11.3)%

Total	10,590	11,386	(7.0)%

On-Campus	2,558	2,625	(2.6)%
Online	6,418	6,853	(6.3)%
Hybrid	1,614	1,908	(15.4)%

Total	10,590	11,386	(7.0)%

We experienced a 7.0% decrease in enrollment in the fall term 2014 over the fall term 2013. This decline was across all degree programs and course delivery methods with the exception of the newly created continuing education courses and doctoral program that was not in place during the prior year. We remain focused on improving our enrollment results through a number of strategic initiatives in marketing, a new branding campaign, focus on student persistence, and improved enrollment counselor system.

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

Compliance Reviews

From August 18, 2014 to August 22, 2014, the U.S. Department of Education conducted a program review of our administration of Title IV programs for the 2013-2014 award year, as well as our administration of the Clery Act and related regulations and our compliance with the Drug-Free Schools and Communities Act and related regulations. The on-site activities of the program review occurred at our Rapid City and Lee’s Summit campuses. The Department issued its preliminary program review report on November 5, 2014, containing findings and requesting additional information with respect to our implementation of requirements for returns of Title IV funds for withdrawn students, measurement of students’ satisfactory academic progress, verification of student eligibility for federal student aid, gainful employment program information disclosures, and enrollment data reporting.  We are in the process of performing the actions and collecting the additional information requested by the program review report, which will be submitted to the Department.  We are unable to predict when the Department will issue its  final program review determination after we have responded to the preliminary program review report.  If the Department’s final program review determination were to include significant findings of non-compliance with Title IV program requirements, it could have a material effect on our business, condition and results of operations.

    On November 21, 2014, the Department notified us of its final audit determination with respect to our Title IV compliance audit for the period June 1, 2012 through May 31, 2013.  The final audit determination asserts that we improperly disbursed Title IV program funds to students at our Wichita West campus location before it was approved as an additional location for Title IV program participation requirements by the Department in August 2013, resulting in a requirement to return approximately $664,000 in Title IV funds and assessed interest, which has been timely remitted to the Department.  This amount has been included in accrued liabilities at November 30, 2014 and shown as a direct reduction of academic revenue during the three months ended November 30, 2014 as it is deemed a return of previously recorded revenue.

We have been institutionally accredited since 1985 by the Higher Learning Commission (“HLC”), a regional accrediting commission recognized by the Department. Our accreditation was last reaffirmed in 2008 for the maximum term of 10 years as part of a regularly scheduled reaffirmation process. In May 2010, a three-person team from the HLC visited our central administration offices in Rapid City, South Dakota, in response to the university’s change of control request in connection with the November 2009 merger with Camden Learning Corporation. The change of control request was approved with a visit scheduled in 2014-15. On September 22-26, 2014, we hosted a comprehensive accreditation review team visit. We expect to receive a written report in the third quarter of fiscal 2015. If we fail to satisfy HLC’s standards, we could lose our accreditation by that agency, which would cause us to lose our eligibility to participate in Title IV programs.

Department of Education Rulemaking

On October 23, 2014, the Department published final regulations regarding the definition of “adverse credit” for borrowers of certain loans.  On October 20, 2014, the Department also published final regulations addressing topics related to, among other things, the scope of campus crime statistics that Title IV participating institutions are required to distribute to current and prospective students and employees.  These final regulations will be effective on July 1, 2015.

On October 31, 2014, the Department published final regulations to define whether certain educational programs, including all programs offered by NAU, comply with the Higher Education Act’s requirement of preparing students for “gainful employment” in a recognized occupation.  The final gainful regulations require each educational program offered by proprietary institutions to achieve threshold rates in two debt measure categories: an annual debt-to-annual earnings (“DTE”) ratio and an annual debt-to-discretionary income (“DTI”) ratio. The final regulations eliminate the debt measure category related to program cohort default rates that was contained in the proposed regulations.

The various formulas are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to institutions.  The DTE ratio is calculated by comparing (i) the annual loan payment required on the median student loan debt incurred by students receiving Title IV Program funds who completed a particular program and (ii) the higher of the mean or median of those students’ annual earnings approximately two to four years after they graduate, to arrive at a percentage rate.  The DTI rate is calculated by comparing (x) the annual loan payment required on the median student loan debt incurred by students receiving Title IV Program funds who completed a particular program and (y) the higher of the mean or median of those students’ discretionary income approximately two to four years after they graduate to arrive at a percentage rate. The Department receives the earnings data used to calculate these ratios from the Social Security Administration (“SSA”), but institutions do not have access to the SSA earnings information.

The final regulations outline various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold ratios over certain periods of time.  A program must achieve a DTE ratio at or below 8%, or a DTI ratio at or below 20%, to be considered “passing.”  A program with a DTE rate greater than 8% but less than or equal to 12%, or a DTI rate greater than 20% but less than or equal to 30%, is considered “in the zone.”  A program with a DTE rate greater than 12% and a DTI rate greater than 30% is considered “failing.”  A program will cease to be eligible for students to receive Title IV Program funds if its DTE and DTI ratios are failing in two out of any three consecutive award years or if both of those rates are either failing or in the zone for four consecutive award years for which the Department calculates debt-to earnings rates.

The final regulations also require an institution to provide warnings to current and prospective students in programs which may lose Title IV eligibility at the end of an award or fiscal year.  If a program could become ineligible for students to use Title IV Program funds based on its ratios for the next award year, which could occur based on the program’s DTE ratios for a single year, the institution must: (1) deliver a warning to current and prospective students in that program at the prescribed time and by a prescribed method which, among other things, states that students may not be able to use Title IV Program funds to attend or continue to attend the program (“Warning”); and  (2) not enroll, register or enter into a financial commitment with a prospective student in the program, until three business days after (a) a Warning is provided to the prospective student or (b) a subsequent Warning is provided to the prospective student, if more than 30 days have passed since the Warning was first provided to the prospective student.

If a program becomes ineligible for students to use Title IV Program funds, the institution cannot seek to reestablish the eligibility of that program, or establish the eligibility of a similar program, based on having a classification of instructional program (“CIP”) code that has the same first four digits as the CIP code of the ineligible program, until three years following the date on which the program became ineligible.

In addition, among other requirements, the final regulations impose extensive reporting and disclosure obligations on institutions offering gainful employment programs.  The final regulations will be effective on July 1, 2015.

We are in the process of evaluating the effect of the final gainful employment regulations and the other new regulations on us.  While we cannot predict with certainty what impact the final gainful employment regulations will have on our business, compliance with the final regulations could increase our cost of doing business, reduce our enrollments and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Results of Operations — Six Months Ended November 30, 2014 Compared to Six Months Ended November 30, 2013

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended November 30, 2014 In percentages	Six Months Ended November 30, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.7	22.8
Selling, general and administrative	60.0	68.3
Auxiliary expense	4.8	5.7
Cost of condominium sales	0.6	0.3
Gain on disposition of property	(2.8)	(0.1)
Total operating expenses	86.3	97.0
Operating Income	13.7	3.0
Interest expense	(0.8)	(0.6)
Interest income	0.2	0.1
Other income	0.2	0.1
Income before income taxes	13.3	2.6
Income tax expense	(5.0)	(1.0)
Net income attributable to non-controlling interest	0.0	0.0
Net income attributable to the Company	8.3%	1.6%

For the six months ended November 30, 2014, our total revenue was $59.9 million, a decrease of $4.2 million or 6.5%, as compared to total revenue of $64.1 million for the same period in 2013.  The change was primarily due to a decrease in average enrollments of 7.0% for the six months ended November 30, 2014 over the prior year due to lower market demand among our targeted student demographic and the reversal of $664 in connection with the program review.  Our revenue for the six months ended November 30, 2014 consisted of $58.9 million from our NAU operations and $1.0 million from our other operations.

Total operating expenses were $51.7 million or 86.3% of total revenue for the six months ended November 30, 2014, which is a decrease of $10.5 million compared to the same period in 2013.  Income from operations was $8.2 million or 13.7% of total revenue for the six months ended November 30, 2014, which is an increase of $6.3 million compared to the same period in 2013.  Net income attributable to the Company was $5.0 million or 8.3% of total revenue for the six months ended November 30, 2014 as compared to a net income attributable to the Company of $1.0 million or 1.6% of total revenue for the six months ended November 30, 2013.  The reasons for the changes are discussed below.

Additionally, the Company recognized the following after tax gains as a result of non-recurring transactions.   The Company sold property resulting in a gain of $1.1 million and recognized a gain from a change in estimated retirement plan contributions of $0.4 million.  In addition, during the quarter ended November 30, 2014, the Company reversed previously recorded non-cash compensation expense of $0.9 million related to performance based restricted stock awards due to year-end performance criteria that management believes is currently unachievable.

NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended November 30, 2014 In percentages	Six Months Ended November 30, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	24.1	23.1
Selling, general and administrative	59.5	67.8
Auxiliary expense	4.9	5.8
Loss on disposition of property	0.2	0.0
Total operating expenses	88.7	96.7
Operating income	11.3	3.3
Interest expense	(0.7)	(0.7)
Interest income	0.0	0.1
Other income	0.0	0.0
Income before non-controlling interest and taxes	10.6%	2.7%

Total revenue.  The total revenue for NAU for the six months ended November 30, 2014 was $58.9 million, a decrease of $4.4 million or 7.0% as compared to total revenue of $63.3 million for the same period in 2013.  The decrease was primarily due to the average enrollment decrease of 7.0% for the six months ended November 30, 2014 over the same period in 2013 due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school. We believe that NAU’s well-defined strategic plan will lead to increases in enrollments and revenues.

The academic revenue for the six months ended November 30, 2014 was $54.8 million, a decrease of $3.4 million or 5.9%, as compared to academic revenue of $58.2 million for the same period in 2013.  The decrease was primarily due to lower enrollments over the prior year.  The auxiliary revenue was $4.1 million, a decrease of $1.0 million or 19.6%, as compared to auxiliary revenue of $5.1 million for the same period in 2013.  This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services.  The educational services expense as a percentage of total revenue increased by 1.0 percentage point for the six months ended November 30, 2014, to 24.1%, as compared to 23.1% for the same period in 2013.  This increase was a result of expanded program offerings at our expanded physical footprint resulting in increased fixed costs such as facility expenses on a decreasing revenue base.

Selling, general and administrative expenses.  The selling, general and administrative expenses as a percentage of net revenue decreased by 8.3 percentage points for the six months ended November 30, 2014, to 59.5%, as compared to 67.8% for the same period in 2013.  The selling, general and administrative expenses for the six months ended November 30, 2014 were $35.1 million, a decrease of $7.9 million, or 18.3%, as compared to selling, general and administrative expenses of $42.9 million for the same period in 2013.  The decrease was driven by cost cutting initiatives including a reduction in staffing and marketing costs to better align with the decreasing enrollments and needs of the Company.

Results of Operations — Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended November 30, 2014 In percentages	Three Months Ended November 30, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.1	22.9
Selling, general and administrative	56.5	64.9
Auxiliary expense	5.1	5.1
-Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.1
Total operating expenses	84.7	93.0
Operating income	15.3	7.0
Interest expense	(0.7)	(0.5)
Interest income	0.0	0.1
Other income	0.1	0.1
Income before income taxes	14.7	6.7
Income tax expense	(5.5)	(2.6)
Net income attributable to non-controlling interest	0.0	0.0
Net income attributable to the Company	9.2%	4.1%

For the three months ended November 30, 2014, our total revenue was $30.6 million, a decrease of $2.5 million or 7.7%, as compared to total revenue of $33.2 million for the same period in 2013.  The decrease was primarily due to the enrollment decrease of 7.0% during the fall quarter 2014 over the fall quarter 2013 offset by a 0.5% tuition increase effective with the fall 2014 quarter.  The enrollment decreases were the result of economic conditions and lower market demand among our targeted student demographic.  Our revenue for the three months ended November 30, 2014 consisted of $30.3 million from our NAU operations and $0.3 million from our other operations.

Total operating expenses were $25.9 million or 84.7% of total revenue for the three months ended November 30, 2014, which is a decrease of $4.9 million compared to the same period in 2013.  Income from operations was $4.7 million or 15.3% of total revenue for the three months ended November 30, 2014, which is an increase of $2.4 million compared to the same period in 2013.  Net income attributable to the Company was $2.8 million or 9.2% of total revenue for the three months ended November 30, 2014, an increase of 107.5%, compared to the same period in 2013.  During the quarter ended November 30, 2014, the Company reversed previously recorded non-cash compensation expense of $0.9 million, net of tax related to performance based restricted stock awards due to year-end performance criteria that management believes is currently unachievable.   The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended November 30, 2014 In percentages	Three Months Ended November 30, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.3	23.1
Selling, general and administrative	55.8	64.3
Auxiliary expense	5.2	5.1
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.1
Total operating expenses	84.3	92.6
Operating income	15.7	7.4
Interest expense	(0.7)	(0.5)
Interest income	0.0	0.1
Other income	0.0	0.0
Income before non-controlling interest and taxes	15.0%	7.0%

Total revenue.  The total revenue for the three months ended November 30, 2014 was $30.3 million, a decrease of $2.6 million or 7.8%, as compared to total revenue of $32.9 million for the same period in 2013.  The decrease was due to reduced enrollment driven in part, by the current improving economic climate, in which many working adults have chosen not to attend school.  This decrease is offset by a 0.5% tuition increase.  We believe that NAU’s well-defined strategic plan will lead to increases in enrollments and revenues.

The academic revenue for the three months ended November 30, 2014 was $28.1 million, a decrease of $2.4 million or 8.0%, as compared to academic revenue of $30.6 million for the same period in 2013.  The decrease was primarily the result of lower enrollments due to economic conditions and market demand among our targeted student demographic. The auxiliary revenue was $2.2 million, a decrease of $0.1 million or 4.6%, as compared to auxiliary revenue of $2.3 million for the same period in 2013.  This decrease was primarily due to decreased enrollment and lower book sales.

Cost of educational services.  The educational services expense as a percentage of total revenue increased by 0.2 percentage points for the three months ended November 30, 2014, to 23.3%, as compared to 23.1% for the same period in 2013.  This increase was a result of expanded program offerings at our expanded physical footprint resulting in increased fixed costs such as facility expenses on a decreasing revenue base.  The educational services expenses for the three months ended November 30, 2013 were $7.1 million, a decrease of $0.5 million, or 6.8% as compared to educational expenses of $7.6 million for the same period in 2013.  This decrease was primarily due to lower enrollments resulting in a decreased number of classes.

Selling, general and administrative expenses.  The selling, general and administrative expenses as a percentage of net revenue decreased by 8.5 percentage points for the three months ended November 30, 2014, to 55.8%, as compared to 64.3% for the same period in 2013.  The selling, general and administrative expenses for the three months ended November 30, 2013 were $16.9 million, a decrease of $4.2 million, or 20.0%, as compared to selling, general and administrative expenses of $21.2 million for the same period in 2013.  The decrease was primarily attributable to cost cutting initiatives including a reduction in staffing and marketing costs to better align with the decreasing enrollments and needs of the Company.

Liquidity and Capital Resources

Liquidity.  At November 30, 2014, and May 31, 2014, cash, cash equivalents and marketable securities were $40.5 million and $19.6 million, respectively.  Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit.  Of the amounts listed above, the marketable securities at November 30, 2014 and May 31, 2014 were $12.3 million and $15.4 million, respectively.

We maintain one line of credit to support ongoing operations.  This line of credit is available to support timing differences between inflows and outflows of cash.  During the first six months of fiscal year 2015 ended November 30, 2014, the line of credit was not utilized.  We retain this $3.0 million revolving line of credit with Great Western Bank.  Advances under the line bear interest at a variable rate based on prime and are unsecured.  There were no advances outstanding against this line at November 30, 2014 and May 31, 2014.

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

Operating Activities. Net cash provided by operating activities for the six months ended November 30, 2014 and 2013 were $19.4 million and $4.7 million, respectively. This increase is primarily due to the collection of our accounts and other receivables from the spring term that were received during the summer term.  In addition, our net income as adjusted for non-cash items, increased due to cost cutting initiatives including a reduction in staffing to better align with the decreasing enrollments and needs of the Company resulting in decreased SG&A expenses.  The increase in net income was offset by lower revenue resulting from decreased enrollment due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

Investing Activities.  Net cash provided by investing activities was $7.0 million for the six months ended November 30, 2014, as compared to net cash provided of $0.2 million for the six months ended November 30, 2013.  The increase in the cash provided by investing activities was due, in part to the selling and buying of investments, which resulted in net proceeds of $3.1 million in fiscal 2015 as compared to $2.5 million in fiscal 2014.  In addition we had a $3.0 million increase in proceeds from the sale of property plant and equipment primarily related to settlement of the contract for deed on our former Rapid City campus and the $1.4 million collection of a tenant improvement allowance.

Financing Activities.  Net cash used by financing activities was $2.4 million and $2.2 million for the six months ended November 30, 2014 and 2013 respectively.  The increase of $0.2 million is primarily due to an increase in dividends paid as compared to the prior year.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2014 was disclosed in our fiscal year 2014 10-K. During the six months ended November 30, 2014, there were no material changes to this previously disclosed information outside the ordinary course of business.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three month period ended November 30, 2014.  We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students.  Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff.  There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At November 30, 2014, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

If any of our educational programs fail to qualify as programs that lead to gainful employment in a recognized occupation under the Department’s final regulations, it could reduce our enrollment and revenue, increase costs of operations, and adversely affect our business.

On October 31, 2014, the Department published final regulations to define whether certain educational programs, including all programs offered by NAU, comply with the Higher Education Act’s requirement of preparing students for “gainful employment” in a recognized occupation.  The final regulations require each educational program offered by proprietary institutions to achieve threshold rates in two debt measure categories: an annual debt-to-annual earnings ratio and an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to institutions.  The final regulations also require institutions to provide certain warnings to current and prospective students and impose extensive reporting and disclosure obligations.  The final gainful employment regulations and certain other new regulations published by the Department are described in greater detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Department of Education Rulemaking.”

We are in the process of evaluating the effect of the final gainful employment regulations and the other new regulations on us.  While we cannot predict with certainty what impact the final gainful employment regulations will have on our business, compliance with the final regulations could increase our cost of doing business, reduce our enrollments and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

National American University Holdings, Inc.
(Registrant)

Dated: January 9, 2015	By:	/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer

By:	/s/ Venessa D. Green
Venessa D. Green, MBA, CPA, CGMA
Chief Financial Officer