Form 10-Q
period 2015-02-28
National American University Holdings, Inc.
filed 2015-04-03
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

As of March 31, 2015, $ 25,187,526 shares of common stock, $0.0001 par value, were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Unaudited Condensed Consolidated Balance Sheet as of February 28, 2015 and Condensed Consolidated Balance Sheet as of May 31, 2014	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended February 28, 2015 and February 28, 2014	4

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended February 28, 2015 and February 28, 2014	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2015 and February 28, 2014	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4.	CONTROLS AND PROCEDURES	23

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	24

ITEM 1A.	RISK FACTORS	24

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4.	MINE SAFETY DISCLOSURES	24

ITEM 5.	OTHER INFORMATION	24

ITEM 6.	EXHIBITS	24

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 28, 2015 AND CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2014
(In thousands except share data)

	February 28,	May 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,104	$4,154
Available for sale investments	22,348	15,435
Student receivables — net of allowance of $738 and $1,026 at February 28, 2015 and May 31, 2014, respectively	4,275	16,532
Other receivables	1,261	291
Income taxes receivable	848	0
Deferred income taxes	1,060	1,688
Prepaid and other current assets	2,313	2,180
Total current assets	48,209	40,280
Total property and equipment - net	37,871	43,258
OTHER ASSETS:
Condominium inventory	377	744
Land held for future development	312	312
Course development — net of accumulated amortization of $2,677 and $2,421 at February 28, 2015 and May 31, 2014, respectively	853	1,000
Note receivable - tenant improvements	0	1,308
Deposit on property and equipment	0	200
Other	1,195	1,355
Total other assets	2,737	4,919
TOTAL	$88,817	$88,457

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$234	$206
Accounts payable	4,826	3,411
Dividends payable	1,137	1,134
Student accounts payable	616	969
Income taxes payable	0	1,158
Deferred income	519	341
Accrued and other liabilities	5,681	7,347
Total current liabilities	13,013	14,566
DEFERRED INCOME TAXES	4,372	4,168
OTHER LONG-TERM LIABILITIES	6,174	6,431
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	11,918	12,097
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:

Common stock, $0.0001 par value (50,000,000 authorized; 28,254,451 issued and 25,185,841 outstanding as of February 28, 2015; 28,177,827 issued and 25,117,454 outstanding as of May 31, 2014)	3	3
Additional paid-in capital	58,274	59,191
Retained earnings	14,631	11,573
Treasury stock, at cost (3,068,610 shares at February 28, 2015 and 3,060,373 at May 31, 2014)	(19,448)	(19,423)
Accumulated other comprehensive loss, net of taxes - unrealized loss on available for sale securities	0	(3)
Total National American University Holdings, Inc. stockholders' equity	53,460	51,341
Non-controlling interest	(120)	(146)
Total stockholders' equity	53,340	51,195
TOTAL	$88,817	$88,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(In thousands except share data)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
REVENUE:
Academic revenue	$81,862	$87,702	$27,053	$29,469
Auxiliary revenue	5,840	6,792	1,747	1,702
Rental income — apartments	876	851	283	283
Condominium sales	447	440	0	220

Total revenue	89,025	95,785	29,083	31,674

OPERATING EXPENSES:
Cost of educational services	21,537	21,835	7,327	7,234
Selling, general and administrative	53,839	65,090	17,896	21,325
Auxiliary expense	4,144	4,696	1,279	1,028
Cost of condominium sales	368	386	0	192
(Gain) on disposition of property	(1,678)	(73)	0	(3)

Total operating expenses	78,210	91,934	26,502	29,776

OPERATING INCOME	10,815	3,851	2,581	1,898

OTHER INCOME (EXPENSE):
Interest income	128	122	17	72
Interest expense	(671)	(567)	(220)	(168)
Other income — net	138	115	38	35

Total other expense	(405)	(330)	(165)	(61)

INCOME BEFORE INCOME TAXES	10,410	3,521	2,416	1,837

INCOME TAX EXPENSE	(3,924)	(1,397)	(938)	(710)

NET INCOME	6,486	2,124	1,478	1,127

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(26)	26	(14)	(10)

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	6,460	2,150	1,464	1,117

OTHER COMPREHENSIVE INCOME (LOSS) — Unrealized gains (losses) on investments, net of tax	3	(16)	2	(9)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$6,463	$2,134	$1,466	$1,108

Basic net earnings attributable to National American University Holdings, Inc.	$0.26	$0.09	$0.06	$0.04
Diluted net earnings attributable to National American University Holdings, Inc.	$0.26	$0.09	$0.06	$0.04
Basic weighted average shares outstanding	25,151,670	25,086,144	25,181,951	25,108,559
Diluted weighted average shares outstanding	25,160,601	25,088,575	25,191,074	25,114,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(In thousands except share data)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Non-controlling	stockholders'
	stock	capital	earnings	income (loss)	stock	interest	equity

Balance - May 31, 2013	$3	$57,656	$12,610	$7	$(19,359)	$(129)	$50,788

Purchase of 15,195 shares common stock for the treasury	0	0	0	0	(57)	0	(57)
Share based compensation expense	0	1,203	0	0	0	0	1,203
Dividends declared ($0.045 per share)	0	0	(3,391)	0	0	0	(3,391)
Net income	0	0	2,150	0	0	(26)	2,124
Other comprehensive loss, net of tax	0	0	0	(16)	0	0	(16)
Balance - February 28, 2014	$3	$58,859	$11,369	$(9)	$(19,416)	$(155)	$50,651

Balance - May 31, 2014	$3	$59,191	$11,573	$(3)	$(19,423)	$(146)	$51,195
Purchase of 8,237 shares common stock for the treasury	0	0	0	0	(25)	0	(25)
Share based compensation expense	0	(917)	0	0	0	0	(917)
Dividends declared ($0.045 per share)	0	0	(3,402)	0	0	0	(3,402)
Net income	0	0	6,460	0	0	26	6,486
Other comprehensive income, net of tax	0	0	0	3	0	0	3
Balance - February 28, 2015	$3	$58,274	$14,631	$0	$(19,448)	$(120)	$53,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(In thousands except share data)

	Nine Months Ended
	February 28,	February 28,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,486	$2,124
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,636	4,734
Gain on disposition of property and equipment	(1,678)	(73)
Provision for uncollectable tuition	3,317	2,424
Noncash compensation expense	(917)	1,203
Interest income capitalized on note receivable	0	(31)
Deferred income taxes	832	(407)
Changes in assets and liabilities:
Accounts and other receivables	7,970	(865)
Student notes	(2)	61
Condominium inventory	367	381
Prepaid and other current assets	(215)	(1,445)
Accounts payable	1,466	(1,013)
Deferred income	178	211
Other long-term liabilities	(257)	48
Income tax receivable/payable	(2,006)	242
Accrued and other liabilities	(1,399)	(1,186)

Net cash flows provided by operating activities	18,778	6,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(50,140)	(32,982)
Proceeds from sale of available for sale investments	43,230	38,581
Purchases of property and equipment	(1,253)	(4,003)
Proceeds from sale of property and equipment	3,464	503
Course development	(109)	(209)
Payment of deposit on property and equipment	0	(150)
Payments received on contract for deed	157	293
Payments received on note receivable	1,390	621
Other	8	(22)

Net cash flows (used in) provided by investing activities	(3,253)	2,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(151)	(111)
Purchase of treasury stock	(25)	(57)
Dividends paid	(3,399)	(3,262)

Net cash flows used in financing activities	(3,575)	(3,430)

		(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(In thousands except share data)

	Nine Months Ended
	February 28,	February 28,
	2015	2014

NET INCREASE IN CASH AND CASH EQUIVALENTS	$11,950	$5,610

CASH AND CASH EQUIVALENTS — Beginning of year	4,154	11,130

CASH AND CASH EQUIVALENTS — End of period	$16,104	$16,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$5,099	$1,562
Cash paid for interest	$665	$584
Tenant improvements on capital lease financed through note receivable	$0	$2,000
Property and equipment purchases included in accounts payable	$15	$36
Dividends declared at February 28, 2015 and 2014	$1,137	$1,133

		(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 AND FEBRUARY 28, 2014
(Dollar amounts, except share and per share amounts, in thousands)

1.	STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills.  The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2014, was derived from the audited consolidated financial statements for the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2014, filed on August 8, 2014.  Furthermore, the results of operations and cash flows for the nine month periods ended February 28, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires reevaluation of all legal entities under a revised consolidation model.  The standard will specifically affect limited partnerships and similar legal entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination, and certain investment funds.  This standard will be effective for the Company’s fiscal year 2017 in the first quarter ending August 31, 2016.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

On July 11, 2014, the contract for deed was settled.  The Company collected the outstanding proceeds, which included $3,230 principal and $85 of interest that was offset by $59 of lease-back payments and maintenance expenses related to the long-term operating lease.  All remaining liens on the property were released and deemed sold, resulting in a gain of $1,743.  Rent payments will be made directly to the lessor now that the contract for deed is paid in full.

For federal income tax purposes, the sale was recognized in full as of March 28, 2013 and will be brought into income as proceeds are received due to the installment sale treatment.  A portion of the taxable gain was due for the year ended May 31, 2013, and the remaining portion will be payable for the year ended May 31, 2015.

5.	CAPITAL LEASE OBLIGATION
During the quarter ended November 30, 2013, the Company increased its capital lease obligation by $2,000 to account for tenant improvements.  The Company initially paid for the improvements; however, an agreement was entered into with the lessor to reimburse the Company under the terms of a $2,000 note receivable.  Payments under the note receivable directly offset the monthly payments to the lessor under the capital lease obligation.  On June 30, 2014, the landlord of the property paid the $1,373 remaining balance of the note receivable.

6.	STOCKHOLDERS’ EQUITY

The Company’s outstanding stock-based awards consist mainly of restricted stock awards, restricted stock units and stock options.  As of February 28, 2015, the Company had 886,770 shares available for future grants of stock-based compensation plans.

Restricted stock

A summary of restricted shares activity as of February 28, 2015 and 2014, and changes during the nine month periods then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2014	608,170	$4.01
Granted	42,155	3.11
Vested	(28,170)	3.55
Canceled	0	0
Non-vested shares at February 28, 2015	622,155	$3.97

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2013	13,442	$4.46
Granted	477,229	3.76
Modified	303,500	4.31
Vested	(16,001)	4.30
Canceled	(145,000)	3.88
Non-vested shares at February 28, 2014	633,170	$4.00

During the nine months ended February 28, 2015, the Company reversed $0.9 million expense net of tax that was previously recorded in connection with performance based restricted stock awarded during the quarter ended August 31, 2013.  It is the opinion of management that the performance shares will not be issued because the required metrics will not be achieved.

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the consolidated statements of operations as operating expense based on their fair value over the requisite service period.

For stock options issued in the nine months ended February 28, 2015 and 2014, and for stock options modified during the nine months ended February 28, 2014, the following assumptions were used to determine fair value:

	For the nine months ended February 28,	For the nine months ended February 28,
Assumptions used:	2015	2014
Expected term (in years)	5.500	5.750
Expected volatility	51.40%	56.10%
Weighted average risk free interest rate	1.52%	1.90%
Weighted average risk free interest rate range	1.52%	1.90%
Weighted average expected dividend	5.79%	4.91%
Weighted average expected dividend range	5.79%	4.91%
Weighted average fair value	$0.88	$1.26

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

A summary of option activity under the Plan as of February 28, 2015 and 2014, and changes during the nine month periods then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value ($000)
Outstanding at May 31, 2014	75,750	$7.17
Granted	12,500	3.11
Exercised	0	0
Forfeited or canceled	(5,750)	8.63
Outstanding at February 28, 2015	82,500	$6.45	7.3	$2
Exercisable at February 28, 2015	70,000	$6.96	7.0	$2

Outstanding at May 31, 2013	368,000	$7.67
Granted	15,000	3.67
Exercised	0	0
Modified	(303,500)	7.46
Forfeited or canceled	(3,500)	5.96
Outstanding at February 28, 2014	76,000	$7.82	7.4	$-
Exercisable at February 28, 2014	58,750	$9.00	6.7	$-

Dividends

The following table presents details of the Company’s fiscal 2015 and 2014 dividend payments:

Date declared	Record date	Payment date	Per share
August 26, 2013	September 30, 2013	October 11, 2013	$0.0450
October 28, 2013	December 30, 2013	January 10, 2014	$0.0450
January 25, 2014	March 28, 2014	April 11, 2014	$0.0450
April 7, 2014	June 30, 2014	July 11, 2014	$0.0450
August 11, 2014	September 30, 2014	October 10, 2014	$0.0450
October 6, 2014	December 31, 2014	January 16, 2015	$0.0450
January 24, 2015	March 31, 2015	(est) April 17, 2015	$0.0450

7.	EARNINGS PER SHARE

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Nine months ended		Three months ended
	February 28,		February 28,
	2015	2014	2015	2014
Numerator:
Net income attributable to National American University Holdings, Inc.	$6,460	$2,150	$1,464	$1,117
Denominator:
Weighted average shares outstanding used to compute basic net income per common share	25,151,670	25,086,144	25,181,951	25,108,559
Incremental shares issuable upon the assumed vesting of stock options	-	-	-	-
Incremental shares issuable upon the assumed vesting of restricted shares	8,931	2,431	9,123	6,316
Common shares used to compute diluted net income per share	25,160,601	25,088,575	25,191,074	25,114,875
Basic net income per common share	$0.26	$0.09	$0.06	$0.04
Diluted net income per common share	$0.26	$0.09	$0.06	$0.04

A total of 82,500 shares of common stock subject to issuance upon exercise of stock options for the three and nine months ended February 28, 2015 have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

On November 21, 2014, the U.S. Department of Education notified NAU of its final audit determination with respect to the Title IV compliance audit for the period June 1, 2012 through May 31, 2013.  The final audit determination asserts that NAU improperly disbursed Title IV program funds to students at the Wichita West campus location before it was approved as an additional location for Title IV program participation requirements by the Department in August 2013.  This resulted in a requirement to return approximately $664 in Title IV funds and assessed interest to the Department, as it is deemed a return of previously recorded revenue.  This amount was timely remitted during the three months ended February 28, 2015 and is shown as a direct reduction of academic revenue during the nine months ended February 28, 2015.

9.	FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
February 28, 2015
Investments
CD’s and money market accounts	$243	$4,106	$-	$4,349
Money market accounts included in cash equivalents	18	-	-	18
US treasury bills and notes	17,999	-	-	17,999
Total assets at fair value	$18,260	$4,106	$-	$22,366

May 31, 2014
Investments
CD’s and money market accounts	$243	$3,197	-	$3,440
Money market accounts included in cash equivalents	910	-	-	910
US treasury bills and notes	11,995	-	-	11,995
Total assets at fair value	$13,148	$3,197	-	$16,345

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

	Nine months ended February 28, 2015			Nine months ended February 28, 2014
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$81,862	$-	$81,862	$87,702	$-	$87,702
Auxiliary revenue	5,840	-	5,840	6,792	-	6,792
Rental income — apartments	-	876	876	-	851	851
Condominium sales	-	447	447	-	440	440

Total revenue	87,702	1,323	89,025	94,494	1,291	95,785

Operating expenses:
Cost of educational services	21,537	-	21,537	21,835	-	21,835
Selling, general &administrative	52,640	1,199	53,839	63,833	1,257	65,090
Auxiliary expense	4,144	-	4,144	4,696	-	4,696
Cost of condominium sales	-	368	368	-	386	386
Loss (gain) on disposition of property	113	(1,791)	(1,678)	23	(96)	(73)

Total operating expenses	78,434	(224)	78,210	90,387	1,547	91,934

Income (loss) from operations	9,268	1,547	10,815	4,107	(256)	3,851

Other income (expense):
Interest income	32	96	128	43	79	122
Interest expense	(663)	(8)	(671)	(567)	-	(567)
Other income - net	-	138	138	-	115	115

Total other (expense) income	(631)	226	(405)	(524)	194	(330)

Income (loss) before taxes	$8,637	$1,773	$10,410	$3,583	$(62)	$3,521

	As of February 28, 2015			As of February 28, 2014
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$78,755	$10,062	$88,817	$74,018	$13,283	$87,301

	Three months ended February 28, 2015			Three months ended February 28, 2014
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$27,053	$0	$27,053	$29,469	$0	$29,469
Auxiliary revenue	1,747	0	1,747	1,702	0	1,702
Rental income — apartments	0	283	283	0	283	283
Condominium sales	0	0	0	0	220	220

Total revenue	28,800	283	29,083	31,171	503	31,674

Operating expenses:
Cost of educational services	7,327	0	7,327	7,234	0	7,234
Selling, general &administrative	17,580	316	17,896	20,898	427	21,325
Auxiliary expense	1,279	0	1,279	1,028	0	1,028
Cost of condominium sales	0	0	0	0	192	192
Gain on disposition of property	0	0	0	(3)	0	(3)

Total operating expenses	26,186	316	26,502	29,157	619	29,776

Income (loss) from operations	2,614	(33)	2,581	2,014	(116)	1,898

Other income (expense):
Interest income	14	3	17	11	61	72
Interest expense	(220)	0	(220)	(168)	0	(168)
Other income - net	0	38	38	0	35	35

Total other (expense) income	(206)	41	(165)	(157)	96	(61)

Income (loss) before taxes	$2,408	$8	$2,416	$1,857	$(20)	$1,837

11.	SUBSEQUENT EVENTS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K for the year ended May 31, 2014, filed on August 8, 2014 and its other filings with the Securities and Exchange Commission (the “SEC”). The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning offering associate, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online. In August 2013, NAU was approved by the Higher Learning Commission to offer an Education Doctorate (Ed.D.) in Community College Leadership, which is offered in Austin, Texas. Operations include 37 locations located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; distance learning service centers in Indiana and Texas; and distance learning operations and central administration offices in Rapid City, South Dakota.

As of February 28, 2015, NAU had enrolled 1,849 students in courses at its physical locations, 6,212 students for its online programs, and 1,534 students at its hybrid learning centers that attended physical campus locations and also took classes online.  NAU supports the instruction of 2,000 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated less than 1.0% of our revenues for the quarter ended February 28, 2015.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the nine months ended February 28, 2015, approximately 91% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and are recorded net of any applicable sales tax.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipated will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the nine months ended February 28, 2015 and 2014 were 3.7% and 2.5%, respectively.

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

The following chart is a summary of our student enrollment on February 28, 2015, and February 28, 2014, by degree type and by instructional delivery method.

	February 28, 2015	February 28, 2014
	(Winter '15 Qtr)	(Winter '14 Qtr)
	Number of Students	Number of Students	% YoY
Continuing Ed	98	0	--
Doctoral	52	0	--
Graduate	290	397	-27.0%
Undergraduate	9,155	10,684	-14.3%

Total	9,595	11,081	-13.4%

On-Campus	1,849	2,504	-26.2%
Online	6,212	6,767	-8.2%
Hybrid	1,534	1,810	-15.2%
Total	9,595	11,081	-13.4%

We experienced a 13.4% decrease in enrollment in the winter term 2015 over the winter term 2014. This decline was across all degree programs and course delivery methods with the exception of the newly created continuing education courses and doctoral program that were not in place during the prior year. We believe our investment to grow our current physical location and expand academic programming and our strategic plan will be critical in returning to the growth and results of operations that we have seen over the recent years.

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

Compliance Reviews

From August 18, 2014 to August 22, 2014, the U.S. Department of Education conducted a program review of our administration of Title IV programs for the 2013-2014 award year, as well as our administration of the Clery Act and related regulations and our compliance with the Drug-Free Schools and Communities Act and related regulations. The on-site activities of the program review occurred at our Rapid City and Lee’s Summit campuses. The Department issued its preliminary program review report on November 5, 2014, containing findings and requesting additional information with respect to our implementation of requirements for returns of Title IV funds for withdrawn students, measurement of students’ satisfactory academic progress, verification of student eligibility for federal student aid, gainful employment program information disclosures, and enrollment data reporting.  We responded to the Department’s preliminary findings and information requests on March 10, 2015.  We are unable to predict whether the Department will request additional information in connection with this matter or when it will issue its final program review determination.  If the Department’s final program review determination were to include significant findings of non-compliance with Title IV program requirements, it could have a material effect on our business, condition and results of operations.

On November 21, 2014, the U.S. Department of Education notified NAU of its final audit determination with respect to the Title IV compliance audit for the period June 1, 2012 through May 31, 2013.  The final audit determination asserts that NAU improperly disbursed Title IV program funds to students at the Wichita West campus location before it was approved as an additional location for Title IV program participation requirements by the Department in August 2013.   This resulted in a requirement to return approximately $664 in Title IV funds and assessed interest to the Department.  The Company has recorded this amount as a return of previously recorded revenue. This amount was timely remitted during the three months ended February 28, 2015 and is shown as a direct reduction of academic revenue during the nine months ended February 28, 2015.

We have been institutionally accredited since 1985 by the Higher Learning Commission (“HLC”), a regional accrediting commission recognized by the Department. Our accreditation was last reaffirmed in 2008 for the maximum term of 10 years as part of a regularly scheduled reaffirmation process. In May 2010, a three-person team from the HLC visited our central administration offices in Rapid City, South Dakota, in response to the university’s change of control request in connection with the November 2009 merger with Camden Learning Corporation. The change of control request was approved with a visit scheduled in 2014-15. On September 22-26, 2014, we hosted a comprehensive accreditation review team visit.  On January 30, 2015, NAU was notified that our accreditation had been reaffirmed by the Institutional Actions Council of the HLC, effective January 26, 2015, for a period of 10 years.

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

Results of Operations — Nine Months Ended February 28, 2015 Compared to Nine Months Ended February 28, 2014

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended February 28, 2015 In percentages	Nine Months Ended February 28, 2014 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	24.2	22.8
Selling, general and administrative	60.5	68.0
Auxiliary expense	4.7	4.9
Cost of condominium sales	0.4	0.4
(Gain) on disposition of property	(1.9)	(0.1)
Total operating expenses	87.9	96.0
Operating income	12.1	4.0
Interest expense	(0.7)	(0.6)
Interest income	0.1	0.1
Other income	0.2	0.1
Income before income taxes	11.7	3.6
Income tax expense	(4.4)	(1.4)
Net income attributable to non-controlling interest	0.0	0.0
Net income attributable to the Company	7.3%	2.2%

For the nine months ended February 28, 2015, our total revenue was $89.0 million, a decrease of $6.8 million or 7.1%, as compared to total revenue of $95.8 million for the same period in 2014.  The change was primarily due to a decrease in average enrollments of 13.4% for the nine months ended February 28, 2015 over the prior year due to lower market demand among our targeted student demographic and the reversal of $0.6 million of revenue, or 0.7%, in connection with the program review offset by the tuition increase of 0.5% in September 2014 and another tuition increase of 2.0% in December 2014.  Our revenue for the nine months ended February 28, 2015 consisted of $87.7 million from our NAU operations and $1.3 million from our other operations.

Total operating expenses were $78.2 million or 87.9% of total revenue, and $91.9 million or 96% of total revenue for the nine months ended February 28, 2015 and February 28, 2014, respectively, which is a decrease of $13.7 million.  Income from operations was $10.8 million or 12.1% of total revenue and $3.9 or 4% of total revenue for the nine months ended February 28, 2015 and February 28, 2014, respectively, which is an increase of $6.9 million.  Net income attributable to the Company was $6.5 million or 7.3% of the total revenue and $2.2 million or 2.2% of total revenue for the nine months ended February 28, 2015 and February 28, 2014, respectively, an increase of 200%.  During the quarter ended November 30, 2014, the Company sold property resulting in a gain of $1.1 million.  In addition, during the quarter ended November 30, 2014, the Company recognized a reduction in operating expense in estimated retirement plan contributions of $0.4 million and reversed previously recorded non-cash compensation expense of $0.9 million that management believes is currently unachievable.  The additional decreases were driven by cost cutting initiatives including a reduction in staffing and marketing costs to better align with the decreasing enrollments and needs of the Company. Additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended February 28, 2015 In percentages	Nine Months Ended February 28, 2014 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	24.6	23.1
Selling, general and administrative	60.0	67.6
Auxiliary expense	4.7	5.0
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.1	0.0
Total operating expenses	89.4	95.7
Operating income	10.6	4.3
Interest expense	(0.8)	(0.6)
Interest income	0.0	0.1
Other income (loss)	0.0	0.0
Income before non-controlling interest and taxes	9.8%	3.8%

Total revenue.  The total revenue for NAU for the nine months ended February 28, 2015 was $87.7 million, a decrease of $6.8 million or 7.2% as compared to total revenue of $94.5 million for the same period in 2014.  The decrease was primarily due to the average enrollment decrease of 13.4% for the nine months ended February 28, 2015 over the same period in 2014 due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school. We believe that NAU’s well-defined five year strategic plan will support our enrollment goals.

The academic revenue for the nine months ended February 28, 2015 was $81.9 million, a decrease of $5.8 million or 6.7%, as compared to academic revenue of $87.7 million for the same period in 2014.  The decrease was primarily due to lower enrollments over the prior year.  The auxiliary revenue was $5.8 million, a decrease of $1.0 million or 14.0%, as compared to auxiliary revenue of $6.8 million for the same period in 2014.  This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services.  The educational services expense as a percentage of total revenue increased by 1.5 percentage points for the nine months ended February 28, 2015, to 24.6%, as compared to 23.1% for the same period in 2014.  This increase was a result of expanded program offerings at our expanded physical footprint. This resulted in increased fixed costs, such as facility expenses, on a decreasing revenue base.

Selling, general and administrative expenses.  The selling, general and administrative expenses as a percentage of net revenue decreased by 7.6 percentage points for the nine months ended February 28, 2015, to 60.0%, as compared to 67.6% for the same period in 2014.  The selling, general and administrative expenses for the nine months ended February 28, 2015 were $52.6 million, a decrease of $11.2 million, or 17.5%, as compared to selling, general and administrative expenses of $63.8 million for the same period in 2014.  The decrease was driven by cost cutting initiatives including a reduction in staffing and marketing costs to better align with the decreasing enrollments and needs of the Company.

Results of Operations — Three Months Ended February 28, 2015 Compared to Three Months Ended February 28, 2014

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February 28, 2015 In percentages	Three Months Ended February 28, 2014 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	25.2	22.8
Selling, general and administrative	61.5	67.3
Auxiliary expense	4.4	3.2
Cost of condominium sales	0.0	0.7
Loss on disposition of property	0.0	0.0
Total operating expenses	91.1	94.0
Operating income	8.9	6.0
Interest expense	(0.8)	(0.5)
Interest income	0.1	0.2
Other income	0.1	0.1
Income before income taxes	8.3	5.8
Income tax expense	(3.3)	(2.2)
Net income attributable to non-controlling interest	0.0	0.0
Net income attributable to the Company	5.0%	3.6%

For the three months ended February 28, 2015, our total revenue was $29.1 million, a decrease of $2.6 million or 8.2%, as compared to total revenue of $31.7 million for the same period in 2014.  The decrease was primarily due to a decrease in credit hours and lower book sales as a result of lower credit hours during the winter quarter 2015 over the winter quarter 2014 offset by a tuition increase effective with the fall 2014 quarter and the winter 2014-15 quarter. The reduced credit hours were driven by enrollment decreases resulting from improved economic conditions and lower market demand among our targeted student demographic.  Our revenue for the three months ended February 28, 2015 consisted of $28.8 million from our NAU operations and $0.3 million from our other operations.

Total operating expenses were $26.5 million or 91.1% of total revenue, and $29.7 or 94.0% of total revenue for the three months ended February 28, 2015, and February 28, 2014, respectively, which is a decrease of $3.3 million.  Income from operations was $2.6 million or 8.9% of total revenue and, 1.9 million or 6.0% of total revenue, for the three months ended February 28, 2015, and February 28, 2014, respectively, which is an increase of $0.7 million.  Net income attributable to the Company was $1.5 million or 5.0% of total revenue for the three months ended February 28, 2015, an increase of 31.1%, compared to the same period in 2014. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February 28, 2015 In percentages	Three Months Ended February 28, 2014 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	25.4	23.2
Selling, general and administrative	61.0	67.0
Auxiliary expense	4.4	3.3
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.0	0.0
Total operating expenses	90.8	93.5
Operating income	9.2	6.5
Interest expense	(0.8)	(0.6)
Interest income	0.0	0.1
Other income	0.0	0.0
Income before non-controlling interest and taxes	8.4%	6.0%

Total revenue.  The total revenue for the three months ended February 28, 2015 was $28.8 million, a decrease of $2.4 million or 7.6%, as compared to total revenue of $31.2 million for the same period in 2014.  The decrease was driven by improved economic conditions resulting in lower market demand among our targeted student demographic, offset by a 2.5% tuition increase.  We believe that NAU’s well-defined five year strategic plan will support our enrollment goals.

The academic revenue for the three months ended February 28, 2015 was $27.1 million, a decrease of $2.4 million or 8.2%, as compared to academic revenue of $29.5 million for the same period in 2014.  The auxiliary revenue of $1.7 million remained flat as compared with the same period in 2014.  These decreases were primarily due to lower enrollment resulting in reduced credit hours and lower book sales.

Cost of educational services.  The educational services expense as a percentage of total revenue increased by 2.2 percentage points for the three months ended February 28, 2015, to 25.4%, as compared to 23.2% for the same period in 2014.  This increase was a result of expanded program offerings at our expanded physical footprint.  The educational services expenses for the three months ended February 28, 2015 were $7.3 million, an increase of $0.1 million, or 1.3% as compared to educational expenses of $7.2 million for the same period in 2014.  This increase was primarily due to the addition of our doctoral programs.

Selling, general and administrative expenses.  The selling, general and administrative expenses as a percentage of net revenue decreased by 6.0 percentage points for the three months ended February 28, 2015, to 61.0%, as compared to 67.0% for the same period in 2014.  The selling, general and administrative expenses for the three months ended February 28, 2015 were $17.6 million, a decrease of $3.3 million, or 15.9%, as compared to selling, general and administrative expenses of $20.9 million for the same period in 2014.  The decrease was primarily attributable to cost cutting initiatives including a reduction in staffing and marketing costs to better align with the decreasing enrollments and needs of the Company.

Liquidity and Capital Resources

Liquidity.  At February 28, 2015, and May 31, 2014, cash, cash equivalents and marketable securities were $38.5 million and $19.6 million, respectively.  Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit.  Of the amounts listed above, the marketable securities for February 28, 2015 and May 31, 2014 were $16.1 million and $4.2 million, respectively.

We maintain one line of credit to support ongoing operations.  This line of credit is available to support timing differences between inflows and outflows of cash.  During the first nine months of fiscal year 2015 ended February 28, 2015 the line of credit was not utilized.  We retain this $3.0 million revolving line of credit with Great Western Bank.  Advances under the line bear interest at a variable rate based on prime and are unsecured.  There were no advances outstanding against this line at February 28, 2015 and May 31, 2014.

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

Operating Activities. Net cash provided by operating activities for the nine months ended February 28, 2015 and 2014 were $18.8 million and $6.4 million, respectively. This increase is primarily due to an increase in the collection of our accounts and other receivables from the spring term that were received during the summer term.  In addition, our net income as adjusted for non-cash items, increased due to cost cutting initiatives including a reduction in staffing to better align with the decreasing enrollments and needs of the Company resulting in decreased SG&A expenses.  The increase in net income was offset by lower revenue resulting from decreased enrollment due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

Investing Activities.  Net cash used by investing activities was $3.3 million for the nine months ended February 28, 2015, as compared to net cash provided of $2.6 million for the nine months ended February 28, 2014.  The decrease in the cash provided by investing activities was due, in part to the selling and buying of investments, which resulted in net usage of $6.9 million in fiscal 2015 as compared to net proceeds of $5.6 million in fiscal 2014. The use of cash was offset by a $3.0 million increase in proceeds from the sale of property plant and equipment primarily related to settlement of the contract for deed on our former Rapid City campus and the $1.4 million collection of a tenant improvement allowance.

Financing Activities.  Net cash used by financing activities was $3.6 million and $3.4 million for the nine months ended February 28, 2015 and 2014 respectively.  The increase was primarily due to an increase in dividends paid to stockholders as compared to the prior year.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2014 was disclosed in our fiscal year 2014 Annual Report on Form 10-K. During the nine months ended February 28, 2015, there were no material changes to this previously disclosed information outside the ordinary course of business.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three month period ended February 28, 2015.  We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students.  Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff.  There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At February 28, 2015, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

On March 10, 2015, Ms. Venessa Green resigned as the Chief Financial Officer of the Company effective March 24, 2015, and was replaced on an interim basis by Dr. Ronald Shape.  Other than in connection with the foregoing, there were no changes to the Company’s internal control over financial reporting during the third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Issuer Purchases of Equity Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National American University Holdings, Inc.

(Registrant)

Dated: April 3, 2015	By:	/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer
Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files