Form 10-K
period 2015-05-31
National American University Holdings, Inc.
filed 2015-08-07
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

       ☐     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to__________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☑

As of July 31, 2015, there were 25,193,733 shares of Common Stock, $0.0001 par value per share outstanding.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $33.7 million.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2015 fiscal year) are incorporated by reference into Part III of this Report.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications that such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include:

●	our ability to comply with the extensive and changing regulatory framework applicable to our industry, including Title IV, state laws and regulatory requirements and accrediting agency requirements;

●	the ability of our students to obtain Title IV funds, state financial aid, and private financing;

●	the pace of growth of our enrollment;

●	our conversion of prospective students to enrolled students and our retention of active students;

●	our ability to update and expand the content of existing programs and the development of new programs in a cost-effective manner or on a timely basis;

●	the competitive environment in which we operate;

●	our cash needs and expectations regarding cash flow from operations;

●	our ability to manage and grow our business and execution of our business and growth strategies;

●	our ability to maintain and expand existing commercial relationships with various corporations and U.S. Armed Forces and develop new commercial relationships;

●	our ability to adjust to the changing economic conditions;

●	our ability to use advances in technology that could enhance the online experience for our students;

●	our ability to sell the condominium units we own, and the general condition of the real estate market, in Rapid City, South Dakota;

●	our estimated future financial results or performance;

●	our actual financial performance generally; and

●
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

As of May 31, 2015 we had 37 locations, including educational sites in the states of Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas; a distance learning service center in  Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. Several of our locations utilize small physical facilities in strategic geographic areas, allowing our students to meet face-to-face with staff for assistance with their educational choices and related services while completing the majority of their coursework online. Working adults and other non-traditional students are attracted to the flexibility of our online programs and the personal attention provided at our physical facilities.

In addition to our university operations, we operate a real estate business known as Fairway Hills Developments, or Fairway Hills. Our real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Residential Development area of Rapid City, South Dakota.

Our enrollment declined from 11,470 students as of May 31, 2013 to 10,850 students as of May 31, 2014, and then decreased to 9,519 students as of May 31, 2015, representing a decrease of approximately 5.4% from 2013 to 2014 and a decrease of 12.3% from 2014 to 2015. We believe our recent decline in student enrollment and revenue is the result of the current economic environment in which we operate and similar to our peers, many working adults have chosen not to attend school.

Notwithstanding the unfavorable economic environment, we believe we have an opportunity to increase profit by controlling costs and further leveraging our online offerings and physical locations. During the same periods, our revenue declined from $129.2 million for the fiscal year ended May 31, 2013, to $127.8 million for fiscal year ended May 31, 2014, and then decreased to $117.9 million for the fiscal year ended May 31, 2015, representing annual decreases of 1.1% and 7.7%, respectively.  Income before income taxes for the fiscal year ended May 31, 2013 was $9.2 million, compared to $5.8 million for the fiscal year ended May 31, 2014, and $11.2 million for the fiscal year ended May 31, 2015.

Revenue for the NAU segment declined from $127.9 million in fiscal year 2013 to $126.2 million in fiscal year 2014 and decreased to $116.3 million in fiscal year 2015, representing a decrease of 1.3% between 2013 and 2014 and a decrease of 7.8% from 2014 to 2015.  Income before income taxes for the NAU segment was $9.7 million in fiscal year 2013, decreasing to $5.9 million in fiscal year 2014 and then increasing to $9.5 million in fiscal year 2015.  Total assets for the NAU segment grew from $75.1 million in fiscal year 2013 to $76.4 million in fiscal year 2014, and to $78.1 million in fiscal year 2015.

Revenue for the other segment, consisting of our real estate business, increased from $1.3 million in fiscal year 2013 to $1.6 million in fiscal year 2014 and maintained at $1.6 million in fiscal year 2015, representing an increase of 23.1% between 2013 and 2014 and 0% from 2014 to 2015.  Loss before taxes for the other segment decreased from $0.5 million in fiscal year 2013 to $0.1 million in fiscal year 2014 and then increased to $1.7 million profit in fiscal year 2015.  Total assets for the other segment decreased from $13.0 million in fiscal year 2013 to $12.1 million in fiscal year 2014 and then decreased to $8.5 million in fiscal year 2015.

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

Corporate Information

National American University Holdings, Inc., formerly known as Camden Learning Corporation, was organized under the laws of the State of Delaware on April 10, 2007, as a blank check company to acquire one or more domestic or international assets of an operating business in the education industry.  On November 23, 2009, as a result of the merger transaction with Dlorah, Inc., a South Dakota corporation, which owns and operates NAU, Dlorah became our wholly owned subsidiary.  For accounting purposes, Dlorah was the acquirer and accounted for the transaction as a recapitalization.  Accordingly, the consolidated financial statements included in this annual report on Form 10-K reflect the results of Dlorah.  We conduct substantially all of our business and generate substantially all of our revenue through Dlorah.  Our primary business is the operation of National American University, which generated 98.6% of our revenue in fiscal year 2015.  We also have multi-family residential real estate operation in Rapid City, South Dakota, which generated 1.4% of our revenue in fiscal year 2015.  We maintain a website at www.national.edu.  The information on our website is not incorporated by reference in this Annual Report on Form 10-K.  We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Our Core Values

Since our inception, we have been guided by the following core values, which we believe have contributed to our success in obtaining and retaining students and faculty:

●	provide a caring and supportive learning environment;

●	offer high quality instructional programs and services; and

●	offer technical and professional career programs.

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

Our commitment to these core values is evidenced in the daily interactions among our students, faculty, staff and administrators. A recent comprehensive institutional student survey found that the four characteristics receiving the highest student satisfaction rating cumulatively across the university were:

●	the overall ease of the registration process;

●	the ability to learn on your own;

●	the caring and supportive attitude by faculty toward students; and

●	the opportunity to develop knowledge of subjects in the program’s emphasized areas.

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

We also compete with other institutions that are eligible to receive Title IV program funding. These include four-year, non-profit and for-profit colleges and universities, and community colleges, whether they offer programs that are four years, two years or less. Our competition differs in each market depending on the curriculum offered. Also, because schools can add new programs in a relatively short period of time, typically within six to 12 months, new competitors within an academic program area can emerge quickly.

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

Competitive Strengths

We believe the following strengths enable us to compete effectively in the postsecondary education market:

Our physical locations and program and delivery mix allow for greater leverage of assets. Our locations provide students face-to-face, blended and online learning as well as a range of student services. In addition, these locations provide an opportunity for students to take certain courses at our educational sites while taking the majority of their classes online. This approach provides students with a more flexible class experience and us with an opportunity to further leverage our fixed assets.

Our diversified, career-related program mix.  Programs target high-need associate, baccalaureate, and master’s programs in professional and technical areas, including business, accounting, information technology, legal studies, allied health, and nursing.  Program evaluation and development processes allow for academic offerings to be continually updated and relevant to the field, as well as design new programs to meet current industry needs

Our Doctorate in Education (Ed.D.) with nationally recognized leadership. Our Ed.D. program includes nationally renowned community college leaders; leaders and faculty who have served as presidents and chief officers of community colleges for more than 40 years and who have published numerous books and articles on leadership of community colleges in the last several decades. The addition of the program and its recognized faculty brings great visibility to the university and has produced partnerships with community colleges and enrollments comparable to the largest community college leadership programs in the country.

Our multiple accreditations and regulatory approvals. We are regionally accredited through the Higher Learning Commission (“HLC”). In addition, many of our programs maintain specialized or professional accreditation and approvals.

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

Our experienced executive management team with strong operating history. Our executive management team possesses extensive experience in the management and operation of postsecondary education institutions. Our chief executive officer, Dr. Ronald Shape, began his career in higher education with us in 1991. He began teaching courses in accounting, auditing and finance in 1995. Dr. Shape became our chief fiscal officer in 2002 and our chief executive officer in April 2009. Dr. Lynn Priddy is our provost and chief academic officer of the university. Dr. Priddy joined NAU in 2013; she began her career in education in 1986, serving as English faculty, director, dean, and vice president of institutions. In 1999, she joined the largest regional accreditor, the Higher Learning Commission, where she served fourteen years, the last five as vice president.  Dr. David Heflin is the chief financial officer and joined NAU in June 2015.  Dr. Heflin began his career in education in 2001.  From 2001 to 2005, Dr. Heflin served as Chief Financial Officer and Chief Operating Officer at the University of Sioux Falls.  From 2005 to 2008, Dr. Heflin served Clayton State University as Vice President of Business and Operations.  From 2008 to 2014, Dr. Heflin led the Colorado Technical University of Sioux Falls as Campus President. Dr. Heflin is a licensed Certified Public Accountant and has been a member of the American Institute of Certified Public Accountants since 1983.  Dr. Robert A. Paxton was appointed president of online learning operations in January 2009 and is currently the president of external relations and strategic initiatives.  From January 1995 to August 2008, Dr. Paxton served as president of Iowa Central Community College.  Dr. Paxton served as vice president of instruction of Cowley County Community College and Area Vocational-Technical School, Arkansas City, Kansas, from June 1990 to December 1994 and as dean of student services from July 1988 to June 1990.  Michael Buckingham was appointed president of our real estate operations in November 2009. Mr. Buckingham oversees the maintenance of all the facilities in the NAU system, as well as properties being developed by our real estate operations.  Mr. Buckingham served as corporate vice president of Dlorah from 1992, and the president of Dlorah’s real estate operations from 1988, until the closing of the Dlorah merger in 2009.

Business Development and Expansion

Our expansion of academic program offerings demonstrate continued investment in current and future growth. In response to workforce and student demand, we have expanded our undergraduate and graduate programming in healthcare, business, education, and management. More than 17 new academic programs were launched from 2009 to 2014, another 32 new programs, program concentrations, and post-baccalaureate certificates are planned to be launched in 2016. Program expansion focuses on areas that demonstrate anticipated employment growth of 15% or higher by 2020, with most focused on allied health, information technology, security, logistics, aviation, and supply chain management. Our new program offerings typically build on existing programs and incorporate additional specialized courses, which offer students the opportunity to pursue programs that address their specific educational objectives while allowing us to expand our program offerings with modest incremental investment.

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

Recognizing the current and future impact of globalization on higher education, we have worked actively to enroll international students. During the late 1990s, we started developing international affiliations with foreign colleges and universities. Such affiliations provide students from other countries the opportunity to study at universities in the United States to complete their studies. Many academically capable and motivated students from foreign countries desire to take coursework at American colleges or universities but are not able to do so for various reasons, including inadequate financial resources, family and work obligations in their home countries and immigration restrictions. To meet the needs of these students, we have developed relationships with foreign colleges and universities to offer their students an option to combine the curricula of their home country institution with our curricula offered through our online distance learning program so that those students can remain in their home country and attend a local college or university while taking courses offered by an accredited American university, without having to travel to the United States.  We currently have affiliations with educational institutions in Greece.

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

Leverage infrastructure. We intend to continue investing in our people, processes and technology infrastructure. We believe these investments have prepared us to deliver our academic programs to a larger student population with only modest incremental investment. We intend to leverage these investments as we seek to grow enrollment, which we believe will allow us to increase our operating margins over time.

Continue to expand affiliations with other educational institutions. NAU provides online course hosting and technical assistance to approximately 2,000 students through affiliated institutions. We will continue seeking to expand the number of affiliations with other educational institutions to provide online program services. These services can meet the needs of other institutions while providing additional sources of revenue.

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

We are approved for veterans training and for administering various educational programs sponsored by federal and state agencies, such as the Bureau of Indian Affairs, the Social Security Administration and various state rehabilitation services.

Programs and Areas of Study

We offer Doctor of Education, Master of Business Administration, Master of Management, Master of Science in Nursing, Bachelor of Science, Associate of Applied Science and Associate of Science degrees, with a variety of program options leading to each of these degrees. Many of the degree programs offer the opportunity to focus on one or more emphasis areas. We also offer diploma programs consisting of a series of courses focused on a particular area of study for students seeking to enhance their skills and knowledge in the areas of information technology and allied health.

As of May 31, 2015, we offered the following degree and diploma programs:

Graduate Degrees	Associate Degrees
Doctor of Education
Master of Business Administration
Master of Management
Master of Science in Nursing

Bachelor’s Degrees
Accounting
Business Administration
Business Administration with:
• Emphasis in Accounting
• Emphasis in Entrepreneurship
    •Emphasis in Financial Management
    •Emphasis in Human Resource Management
    •Emphasis in Information Systems
    •Emphasis in International Business
    •Emphasis in Management
    •Emphasis in Marketing
    •Emphasis in Pre-Law
    • Emphasis in Supply Chain Management
    •Emphasis in Tourism and Hospitality Management
    Criminal Justice
Healthcare Management
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
Clinical Laboratory Technician
Computer Security
Criminal Justice
Electronic Health Record Support Specialist
Health and Beauty Management
Health Information Technology
Information Technology
Invasive Cardiovascular Technology
Management
Medical Administrative Assistant
Medical Assisting
    Medical Staff Services Management
    Occupational Therapy Assistant
Associate of Science in Nursing
Paralegal Studies
Pharmacy Technician
Small Business Management
Therapeutic Massage
Veterinary Technology

Diplomas
Computer Support Specialist
Healthcare Coding
MCITP Network Management
Network and Server Administrator
Therapeutic Massage
Veterinary Assisting

As an extension of our mission and historical foundation of offering business and business related programming, we began offering our Master of Business Administration, or MBA, program at the Rapid City campus in 2000. We expanded the MBA program through online delivery upon HLC approval in 2001.  In 2004, we received HLC approval to offer the MBA program through our Best of Both Worlds-Instructional Delivery Platform™ program format in Bolivia, United Arab Emirates, and Chile. In 2006, we received HLC approval to offer the Master of Management degree. In 2009, we received HLC approval to offer a Master of Science in Nursing degree program, and in 2015 we received confirmation from the HLC for three new areas of emphasis to address emerging areas of need, including informatics, care coordination, and nursing administration. In 2013, we launched the Doctorate in Education (Ed.D.) with a customized cohort model offered by no other community college leadership program.  With nationally recognized faculty in higher education and an anticipated gap in senior leadership in higher education institutions, particularly community colleges, we plan to continue to seek opportunities to expand our graduate programming in these areas.

In addition to the new program offerings approved from 2012 through 2015, we are seeking to expand further our programming in healthcare-related fields. The recent expansion in concentrations within the Master of Science in Nursing, the expansion of undergraduate nursing and the addition and newly secured accreditation for the Clinical Laboratory Technician, Invasive Cardiovascular Technology, and Occupational Therapy Assistant programs reflect this plan.  Specifically, we have developed the Associate of Applied Science in Clinical Laboratory Technician at our Zona Rosa, Missouri site; the Associate of Applied Science programs in Occupational Therapy Assistant at the Denver, Colorado, and Independence, Missouri locations, and the Associate of Applied Science in Invasive Cardiovascular Technology at the Austin, Texas location to meet healthcare needs. Further expansion focuses on expanding these programs to additional campuses.  We offer an Associate of Science in Nursing degree at our Zona Rosa, Missouri campus. In addition, we offer a Licensed Practical Nursing to Bachelor of Science in Nursing program at our Overland Park and Wichita education sites and the Bachelor of Science in Nursing at our Albuquerque, New Mexico; Bloomington, Minnesota; Austin, Texas, and Sioux Falls and Rapid City, South Dakota, educational sites to respond to the growing nationwide shortage of qualified nurses. An online Registered Nurse to Bachelor of Science in Nursing program is offered through the distance learning campus. Additional allied health programs at the associate degree level are offered throughout the university based on local demand and workforce needs. With the expansion of undergraduate enrollment in healthcare-related programs and the emerging demand observed from our alumni and other constituencies, we plan to expand our healthcare-related graduate programs. The burgeoning national need for master’s qualified nursing administrators and nursing faculty, along with our experience in developing and delivering nursing programs at the associate and bachelor’s degree levels, led us to develop a Master of Science in Nursing degree, which was approved by the HLC in 2009. In 2015, three new concentrations in the Master of Science in Nursing were approved and will launch in 2016.

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

Educational and Administrative Sites

Our central administration is located in Rapid City, South Dakota. We lease all of our educational and administrative sites from third parties. As of May 31, 2015, we provided educational offerings and support services in the following locations:

State	Address	Approximate Size
Colorado:	8242 S. University Blvd., Suite 100	4,600 sq. ft.
Centennial, CO 80122-3178

	1079 Space Center Dr.	5,500 sq. ft.
Colorado Springs, CO 80915-3612

	1915 Jamboree Dr., Suite 185	9,300 sq. ft.
Colorado Springs, CO 80920-5378

	1325 S. Colorado Blvd. Suite 100	17,900 sq. ft.
Denver, CO 80222-3308

Indiana:	3600 Woodview Trace, Suite 200	16,375 sq. ft.
Indianapolis, IN 46268-3167

Kansas:	10310 Mastin St.	25,500 sq. ft.
Overland Park, KS 66212-5451

	7309 E. 21st St. North, Suite G40	10,100 sq. ft.
Wichita, KS 67206-1179

	8428 W. 13th St. N., Suite 120	6,600 sq. ft.
Wichita, KS 67212-2980

Minnesota:	7801 Metro Parkway, Suite 200	20,400 sq. ft.
Bloomington, MN 55425-1536

	6200 Shingle Creek Parkway, Suite 130	14,300 sq. ft.
Brooklyn Center, MN 55430-2131

	1550 W. Highway 36	14,800 sq. ft.
Roseville, MN 55113-4035

	3906 E Frontage Highway 52 Rd. NW	7,150 sq. ft.
Rochester, MN 55901-0108

	10901 Red Circle Dr., Suite 150	5,200 sq. ft.
Minnetonka, MN 55343-4545

	513 W. Travelers Trail	6,000 sq. ft.
Burnsville, MN 55337-2548

Missouri:	3620 Arrowhead Ave.	18,300 sq. ft.
Independence, MO 64057-1791

	7490 NW 87th St.	16,700 sq. ft.
Kansas City, MO 64153-1934

	401 NW Murray Rd.	7,000 sq. ft.
Lee’s Summit, MO 64081-1425

	1030 Wolfrum Rd.	8,000 sq. ft.
Weldon Spring, MO 63304-7795

Nebraska:	3604 Summit Plaza Dr.	9,500 sq. ft.
Bellevue, NE 68123-1065

New Mexico:	4775 Indian School Rd. NE, Suite 200	24,400 sq. ft.
Albuquerque, NM 87110-3976

	10131 Coors Blvd., NW Suite I-01	6,200 sq. ft.
Albuquerque, NM 87114-4045

Oklahoma:	8040 S. Sheridan Rd.	8,600 sq. ft.
Tulsa, OK 74133-8945

Oregon:	13333 SW 68th Parkway, Suite 010	14,400 sq. ft.
Tigard, OR 97223-8304

South Dakota:	5301 S. Highway 16 *	99,600 sq. ft.
Rapid City, SD 57701-8931

	1000 Ellsworth St., Suite 2400B	6,700 sq. ft.
Ellsworth AFB, SD 57706-4943

	5801 S. Corporate	22,400 sq. ft.
Sioux Falls, SD 57108-5027

	925 29th St. SE	4,700 sq. ft.
Watertown, SD 57201-9123

Texas:	13801 Burnet Rd.~~,~~ Suite 300	20,400 sq. ft.
Austin, TX 78727-1281

	6836 Austin Center Blvd, Suite 270	10,300 sq. ft.
Austin, TX 78731-3188

	1101 Central Expressway S., Suite 100 **	4,400 sq. ft.
Allen, TX 75013-8062

	1015 West University Ave. Suite 700	7,170 sq. ft.
Georgetown, TX 78628-5355

	300 N. Coit Road, Suite 225	4,700 sq. ft.
Richardson, TX 75080-5400

	475 State Highway 121 S. By-pass, Suite 150	5,500 sq. ft.
Lewisville, TX 75067-8193

	18600 LBJ Freeway	16,800 sq. ft.
Mesquite, TX 75150-5628

	6800 Westgate Blvd., Suite 101	6,300 sq. ft.
Austin, TX 78745-4868

	11511 Katy Freeway, Suite 200	3,007 sq. ft.
Houston, TX 77079-1744

  * Rapid City Campus, Distance Learning Operations & Central Administration

** Distance Learning Service Center

The university periodically offers credit and non-credit offerings in other locations.  Our on-site programs not only offer students, faculty and staff an opportunity to participate in a more traditional college experience, but also provide online students, faculty and staff with a sense of connection to the university.

Faculty and Other Employees

Our faculty includes full-time faculty members, and part-time campus-based and online faculty members. Approximately 75% of our current faculty members hold a master’s degree in their respective field and approximately 18% of our faculty members hold a doctoral degree or first professional degree.  During fiscal year 2015, the university employed approximately 70 full-time and 670 part-time faculty members. These numbers reflect an effort by the institution to more effectively manage redundant course offerings and to maintain academically sound class sizes.  Average class size ranges from 10 to 20 depending on the academic program

We follow a specific process for hiring faculty in accordance with published standards for faculty members based on state regulations, HLC requirements and specialized standards.

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

In addition to our faculty, as of May 31, 2015, we employed 808 staff and administrative personnel in university services, academic advising and support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with the university.

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

Recruitment. Once a prospective student has indicated an interest in enrolling in one of our programs, the university’s lead management system identifies and directs an admissions representative to initiate prompt communication. The Enrollment and Completion Advisor serves as the primary, direct contact for the prospective student, and the advisor’s goal is to help the student gain sufficient knowledge and understanding of the university’s programs so the prospective student can assess whether the university’s offerings satisfy his or her goals.

Retention. We utilize our Enrollment and Completion Advisors and a Director of Student Success at each location to support students in advancing from matriculation through attainment of educational goals. The team members monitor various risk factors, such as the failure to buy books for a registered course, lack of attendance or failure to participate in online orientation exercises. Upon identifying an at-risk student, the university can interact with the student to assist him or her in continuing his or her program of study.

Student Support Services

Encouraging students to complete their degree programs is critical to our success. We invest great effort in developing and providing resources that simplify the student enrollment process, acclimate students to our programs and online environment, and support the student educational experience. Many of our support services, including academic, administrative and library services, are accessible online, allowing users to access these services at a time and in a manner convenient for them.

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

●	a minimum grade point average of 2.75 achieved for all undergraduate work or

●	a minimum grade point average of 2.9 achieved for the last one-half of the credits earned toward a Bachelor’s degree; or

●	a minimum grade point average of 3.0 in two or more graduate level courses taken at a regionally accredited institution of higher learning or recognized foreign equivalent.

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

Enrollment

Enrollments have decreased from 10,857 students as of May 31, 2014 to 9,519 students as of May 31, 2015, representing an annual decrease of approximately 12.3%. As of May 31, 2015, we had 5,929 students enrolled in our online programs, 2,182 students enrolled on-campus, and 1,408 students enrolled through our hybrid learning centers. The average age of our students is approximately 36 years.

The following is a summary of our student enrollment at May 31, 2015, and May 31, 2014, by degree type and by instructional delivery method:

	May 31, 2015		May 31, 2014
	No. of Students	% of Total	No. of Students	% of Total
Continuing Education	519	5.4%	12	0.1%
Doctoral	78	0.8%	37	0.3%
Graduate	253	2.7%	322	3.0%
Undergraduate and Diploma	8,669	91.1%	10,486	96.6%

Total	9,519	100.0%	10,857	100.0%

	May 31, 2015		May 31, 2014
	No. of Students	% of Total	No. of Students	% of Total
Online	5,929	62.3%	6,481	59.7%
On-Campus	2,182	22.9%	2,686	24.7%
Hybrid	1,408	14.8%	1,690	15.6%

Total	9,519	100.0%	10,857	100.0%

Tuition and Fees

Our tuition rates vary by educational site. Total tuition varies based upon several factors, including the number of credit hours for each program, the degree level of the program, and geographic location.

Our students finance their education through a variety of sources, including government sponsored financial aid, private and NAU provided scholarships, employer provided tuition assistance, veteran’s benefits, private loans and cash payments. A substantial portion of our students rely on funds received under various government sponsored student financial aid programs, predominately Title IV programs. In the fiscal years ended May 31, 2015, 2014, and 2013, approximately 89.2%, 89.3%, and 89.7%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs.  In the future, we expect to continue our current initiatives to increase revenue from sources other than Title IV programs, such as our non-Title IV continuing education programming.

We have a refund policy for tuition and fees based upon quarterly start dates. If a student drops or withdraws from a course during the first week of classes, 100% of the charges for tuition and fees are refunded. After the first week but during the first 60% of scheduled classes the percentage of tuition charges refunded for a student who totally withdraws from NAU is based on a daily proration based on a percent of the term completed thru the last day of attendance (LDA)**. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Fees charged include specialty and program fees ranging from $25 to $551, depending on the program. A $75 administrative fee is assessed against each prorated refund. A refund minus a $75 administrative fee is made within 45 days of the day the student’s withdrawal is determined. If the student was a financial aid recipient, federal regulations establish a methodology for determining the amount of Title IV funds that must be returned to the financial aid programs for students not completing 60% of the enrollment period.

**Those students attending in the state of Oregon receive a prorated refund based on the LDA in each class.

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

Real Estate Operations

Our real estate operations conduct business through various projects and associations, including Fairway Hills I and II, Park West, Vista Park, Fairway Hills Park and Recreational Association, the Vista Park Homeowners’ Association and the Park West Homeowners’ Association. Fairway Hills I and Fairway Hills II are apartment buildings consisting of a total of 52 rental apartments of which 99% were leased as of May 31, 2015. Park West consists of 48 apartment units and is owned by a partnership that is 50% owned by NAUH and 50% owned by members of the Buckingham family (including Robert Buckingham, chairman of our board of directors, and his siblings and the spouses and estates of his siblings).  Park West is 95% leased with 6 units currently owned as of May 31, 2015.  Vista Park condominiums has currently sold 16 units.  Prices for Vista Park condominium units start at $160,000.

In connection with the development of Vista Park and the Park West apartments, Fairway Hills has created two homeowners’ associations, the Vista Park Homeowner’s Association and the Park West Homeowner’s Association, each of which is a non-profit corporation, to manage and sell the condominiums. In addition, the Fairway Hills Park and Recreational Association, which is also a non-profit corporation, was created to operate as a homeowner’s association covering substantially all of the Fairway Hills development.

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

Compliance with Applicable Laws

We strive to comply with applicable federal, state, and local laws and regulations. We have a designated university compliance officer and maintain an institutional compliance program that:

●	has a university compliance committee made up of representatives of departments and is chaired by the university compliance officer;

●	monitors compliance and, when gaps or violations occur, develops responses to correct deficiencies in a timely manner; and

●	communicates institutional principles designed to deter wrongdoing and to promote ethical conduct.

Further, audits are periodically conducted to ensure compliance with applicable laws, including the following:

●	Federal Title IV student financial assistance program compliance attestation examinations are conducted annually to determine compliance and to identify any deficiencies requiring correction;

●	an audit of 401(k) retirement plans is conducted annually for compliance with applicable laws and fiduciary duties; and

●	annual financial statements audited by an independent auditor.

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

We plan and implement our business activities to comply with the standards of these regulatory agencies. Our chief executive officer and chief financial officer, also provide oversight designed to ensure that we meet the requirements of this regulatory environment.

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

State Professional Licensure

Many states have specific licensure requirements that an individual must satisfy to be licensed as a professional in specified fields, including fields such as education and healthcare. These requirements vary by state and by field. A student’s success in obtaining licensure following graduation typically depends on several factors, including the background and qualifications of the individual graduate, as well as the following factors, among others:

● whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;

● whether the program from which the student graduated meets all requirements for professional licensure in that state;

● whether the institution and the program are accredited and, if so, by what accrediting commissions; and

● whether the institution’s degrees are recognized by other states in which a student may seek to work.

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

Accreditation

We have been institutionally accredited since 1985 by the HLC, a regional accrediting commission recognized by the Department of Education. In January 2015, the HLC notified us that our accreditation has been continued.  Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas, including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources and financial stability. To be recognized by the Department of Education, accrediting commissions must comply with Department of Education regulations, which require, among other things, that accrediting agencies adopt specific criteria for their review of educational institutions, conduct peer review evaluations of institutions and publicly designate those institutions that meet their criteria. An accredited institution is subject to periodic review by its accrediting commissions to determine whether it continues to meet the performance, integrity and quality required for accreditation.

There are six regional accrediting commissions recognized by the Department of Education, each with a specified geographic scope of coverage, which together cover the entire United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six regional accrediting commissions. The HLC, which accredits us, accredits other degree-granting public and private colleges and universities in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, West Virginia, Wisconsin and Wyoming.

Accreditation by the HLC is important for several reasons, one being that it enables students to receive Title IV financial aid. Other colleges and universities depend, in part, on an institution’s accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs consider accreditation as assurance that an institution maintains quality educational standards. If we fail to satisfy the criteria of the HLC, we could lose our accreditation by that commission, which would cause us to lose our eligibility to participate in Title IV programs.

The reauthorization of the Higher Education Act in 2008, and Department of Education regulations that became effective July 1, 2010, require accrediting commissions to monitor the growth of institutions that they accredit. The HLC requires all affiliated institutions, including us, to complete an annual data report. If the non-financial data, particularly enrollment information, and any other information submitted by the institution indicate problems, rapid change or significant growth, the HLC staff may require that the institution address any concerns arising from the data report in the next self-study and visit process or may recommend additional monitoring. In addition, the Department of Education regulations that became effective July 1, 2010 require the HLC to notify the Department of Education if an institution accredited by the HLC that offers distance learning programs, such as the Company, experiences an increase in its headcount enrollment of 50% or more in any fiscal year. The Department of Education may consider that information in connection with its own regulatory oversight activities.

In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the HLC at the institutional level, we also had the following specialized accreditations as of May 31, 2015:

Specialized or Programmatic Accreditation or Approval	Accrediting or Approving Body
Selected Business Degree Programs (Associate of Applied Science, Bachelor of Science, Master of Management, Master of Business Administration degrees)	International Assembly for Collegiate Business Education
Clinical Laboratory Technician (Kansas City (Zona Rosa), Missouri campus)	National Accrediting Agency for Clinical Laboratory Sciences Serious Applicant Status
Health Information Technology (online program)	Commission on Accreditation for Health Informatics and Information Management Initial Accreditation
Medical Assisting (Albuquerque, New Mexico; Austin, Texas; Bloomington, Brooklyn Center, and Roseville, Minnesota; Colorado Springs, and Denver, Colorado; Independence, Kansas City (Zona Rosa), Missouri; Overland Park, and Wichita, Kansas; Sioux Falls, South Dakota, campuses)
Commission on Accreditation of Allied Health Education Programs on the recommendation of the Medical Assisting Education Review Board
Occupational Therapy Assistant (Denver, Colorado)	Accreditation Council for Occupational Therapy Education
Paralegal Studies (Rapid City and Sioux Falls, South Dakota; Bloomington, Brooklyn Center, Burnsville, Roseville and Minnetonka, Minnesota, campuses)	American Bar Association
Pharmacy Technician (Bloomington, Brooklyn Center, and Roseville, Minnesota; Independence and Kansas City (Zona Rosa), Missouri; Sioux Falls, South Dakota campuses)	American Society of Health-System Pharmacists
Veterinary Technology (Rapid City, South Dakota campus)	Committee on Veterinary Technician Education and Activities
Associate of Science Nursing Program (Kansas City (Zona Rosa), Missouri campus)	Missouri Board of Nursing Full Approval
Bachelor of Science in Nursing Program (Albuquerque, New Mexico campus)	New Mexico Board of Nursing Initial Approval
Bachelor of Science in Nursing Program (Bloomington, Minnesota campus)	Minnesota Board of Nursing Approval
Bachelor of Science in Nursing Program (Rapid City, and Sioux Falls, South Dakota campuses)	South Dakota Board of Nursing Interim Approval
Bachelor of Science in Nursing Program (Austin, Texas campus)	Texas Board of Nursing Initial Approval
Bachelor of Science in Nursing and Licensed Practical Nurse Bridge to Bachelor of Science in Nursing Program (Overland Park, and Wichita West, Kansas campuses)	Kansas State Board of Nursing Initial Approval
Bachelor of Science and Master of Science in Nursing Programs	Commission on Collegiate Nursing Education Initial Accreditation
Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning)	South Dakota Board of Nursing Approval
Associate of Science in Nursing Program (Kansas City (Zona Rosa), Missouri campus)	Accreditation Commission for Education in Nursing Continuing Accreditation
Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning) (all states except Tennessee)	Commission on Collegiate Nursing Education Initial Accreditation

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

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years.  The most recent reauthorization of the Higher Education Act occurred in August 2008, which means that the next reauthorization was due in 2013.  Congress failed to pass a one-time reauthorization bill; therefore, an automatic one-year extension to December 2014 was established.  In late 2014, Congress passed an extension to further delay reauthorization.  Congress must continue to pass legislation to extend the Act until a reauthorization can occur. We cannot predict when or whether Congress may reauthorize the Higher Education Act, but it is possible that Congress may work to either reauthorize the Higher Education Act in its entirety or pass a series of smaller bills that focus on individual parts of the Higher Education Act, primarily Title IV programs.

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

Industry-Wide Focus on Private, Postsecondary Education.  In recent years, Congress, the Department of Education, states, accrediting agencies, attorneys general and the media have increased their focus on the private, postsecondary education sector.  This focus includes scrutiny of student debt levels undertaken to pursue higher education, as well as student outcomes measures.  In addition, in recent years, the Government Accountability Office (the “GAO”) has reviewed various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources.  These hearings and the GAO review are not formally related to any rulemaking by the Department of Education, but could lead to new or additional regulatory focus on proprietary educational institutions.

Various Congressional hearings and roundtable discussions have been held, beginning in 2010, by the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) and other Congressional members and committees regarding various aspects of the education industry, including student debt, student recruiting, student outcomes and accreditation matters.  In July 2012, the majority staff of the HELP Committee released a report analyzing information requested from 30 companies operating proprietary institutions (including us and other publicly traded companies providing proprietary postsecondary education services).  While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the report was highly critical of these institutions.  Further, in July 2014, the majority staff of the HELP Committee released a report claiming that eight of the ten top recipients of post-9/11 GI Bill funds are for-profit companies.

In recent years, various pieces of legislation has been proposed in Congress that, if adopted, would affect our business.  For example, in June 2014, legislation was introduced in the Senate that would amend the Higher Education Act in a number of significant ways, including to make a proprietary institution ineligible to participate in Title IV programs if it derives more than 85% of its revenues from federal funds, including Title IV programs, revenues from the GI Bill and Department of Defense Tuition Assistance funds.  The legislation would also prohibit proprietary institutions, including us, from using federally-derived funds for marketing, advertising and recruiting expenses.  This and similar proposals could be used as a basis of discussion during the reauthorization of the Higher Education Act.  We anticipate that reauthorization of the Higher Education Act will be a priority for the relevant Congressional committees during 2015 and 2016. Any actions that change the requirements for our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business.

U.S. Military Tuition Assistance.  Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program (the “tuition assistance program”) of the Department of Defense. Service members may use this tuition assistance to pursue postsecondary degrees at postsecondary institutions that are accredited by accrediting agencies that are recognized by the Department of Education. Each branch of the armed forces has established its own rules for the tuition assistance programs of the Department of Defense.  Institutions cannot enroll service members under tuition assistance program unless they have signed a Memorandum of Understanding, which, among other things, requires an institution to agree to support Department of Defense regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program.  In addition, institutions must also agree to adhere to the principles and criteria established by the Service Members Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience.

In 2010, Congress and the Department of Defense increased their focus on Department of Defense tuition assistance that is used for distance education and programs at proprietary institutions.  In 2012, President Obama issued an Executive Order regarding the establishment of “Principles of Excellence” for educational institutions receiving funding from the tuition assistance programs administered by the Department of Defense and veterans educational benefits programs administered by the Department of Veterans Affairs.  The goals of the Principles of Excellence are broadly stated and relate to disclosures on costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising.  In August 2013, the Department of Defense began incorporating the Principles of Excellence outlined in the President’s 2012 Executive Order into their current Memorandum of Understanding.

We cannot predict whether further focus on military tuition assistance will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially affected.

Changes in Department of Education Regulations.  As part of its negotiated rulemaking process, the Department of Education consults with members of the postsecondary education community to identify issues of concern and attempts to agree on proposed regulatory revisions to address those issues before formally proposing regulations.  If the Department of Education and negotiators cannot reach consensus on the entire package of draft regulations, the Department of Education is authorized to propose regulations without being bound by any agreements made in the negotiation process.

Beginning in February 2014, the Department of Education held negotiated rulemaking sessions related to proposed regulations to address program integrity and improvement issues for the Title IV programs, including but not limited to, cash management of Title IV program funds and the use of debit cards and the handling of Title IV credit balances, state authorization for programs offered through distance education or correspondence education, state authorization for foreign locations of institutions, clock to credit hour conversion requirements, the definition of “adverse credit” for borrowers of certain loans, and the application of repeat coursework provisions to graduate and undergraduate programs. On October 23, 2014, the Department published final regulations regarding the definition of “adverse credit” for borrowers of certain loans.  On May 18, 2015, the Department of Education published proposed regulations for comment regarding cash management of Title IV funds, the eligibility of repeated coursework for purposes of a student’s enrollment status and receipt of Title IV funds, and the measurement of programs in credit hours versus clock hours for Title IV purposes.  As no proposed rules have yet been issued regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions, final regulations on those matters are not likely to be issued until sometime in late 2015, at the earliest, and must be issued be in final form by November 1, 2015 to be effective July 1, 2016.

On October 20, 2014, the Department of Education published final regulations implementing changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (20 U.S.C. § 1092(f)), or the Clery Act, required by March 2013 amendments to the Violence Against Women Act, or VAWA.  The final regulations became effective July 1, 2015.  Among other things, VAWA and the revised Clery Act regulations require institutions to compile statistics on additional categories of crimes reported to campus security authorities or local police agencies, to implement ongoing crime awareness and prevention programs for students and employees, and to ensure that institutional disciplinary proceedings for certain enumerated crimes meet specific standards.

On October 30, 2014, the Obama administration announced that the Department of Education will lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force will include the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, the Securities and Exchange Commission, and state Attorneys General. The stated purpose of the task force is to “coordinate...activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices.”

On July 9, 2015, the Department of Education published proposed regulations to establish a new Pay As You Earn Repayment Plan for those not covered by the existing Pay As You Earn Repayment Plan in the Federal Direct Loan Program, and also to establish procedures for Federal Family Education Loan Program loan holders to use to identify U.S. military servicemembers who may be eligible for a lower interest rate on their federal student loans under the Servicemembers Civil Relief Act.  Final regulations are anticipated by November 1, 2015, and would be effective July 1, 2016.

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

On October 31, 2014, the Department published final regulations to define whether certain educational programs, including all programs offered by NAU, comply with the Higher Education Act’s requirement of preparing students for “gainful employment” in a recognized occupation.  The final gainful employment regulations require each educational program offered by proprietary institutions to achieve threshold rates in two debt measure categories: an annual debt-to-annual earnings (“DTE”) ratio and an annual debt-to-discretionary income (“DTI”) ratio.

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

The final regulations outline various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold ratios over certain periods of time.  A program must achieve a DTE ratio at or below 8%, or a DTI ratio at or below 20%, to be considered “passing.”  A program with a DTE rate greater than 8% but less than or equal to 12%, or a DTI rate greater than 20% but less than or equal to 30%, is considered “in the zone.”  A program with a DTE rate greater than 12% and a DTI rate greater than 30% is considered “failing.”  A program will cease to be eligible for students to receive Title IV Program funds if its DTE and DTI ratios are failing in two out of any three consecutive award years or if both of those rates are either failing or in the zone for four consecutive award years for which the Department calculates debt-to earnings rates.  The Department has indicated that the official 2014 gainful employment DTE ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios is unknown at this time.

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

Additionally, the final regulations require an institution to certify to the Department of Education by December 31, 2015 that its educational programs subject to the gainful employment requirements, which include all programs offered by NAU, meet the applicable requirements for graduates to be professionally or occupationally certified in the state in which the institution is located.  The final regulations also impose extensive reporting and disclosure obligations on institutions offering gainful employment programs.  The final regulations were effective on July 1, 2015.

We are in the process of evaluating the effect of the final gainful employment regulations.   If a particular educational program ceased to become eligible for Title IV program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we could be required to cease offering the program.  It is possible that several programs offered by our schools may be adversely impacted by the regulations due to lack of specialized program accreditation or certification or in the states in which such institutions are based. Compliance with the final regulations could increase our cost of doing business, reduce our enrollments and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Incentive Compensation. An educational institution that participates in Title IV programs may not make any commission, bonus or other incentive payments to any persons or entities involved in recruitment or admissions activities or in the awarding of financial aid.  The prohibition against incentive compensation applies to any person engaged in student recruitment or admissions activities or in making financial aid award decisions, and any higher level employees with responsibility for such activities.  The Department of Education’s Program Integrity Regulations issued in October 2010, most of which became effective as of July 1, 2011 (which we refer to herein as the “Program Integrity Regulations”), rescinded previously issued Department of Education guidance and twelve recognized “safe harbor” provisions that specified certain activities and arrangements that were deemed to be permissible incentive compensation.  The Department of Education effectively took the position that any commission, bonus or other incentive compensation based in any part, directly or indirectly, on securing enrollment or awarding financial aid is inconsistent with the prohibition against incentive compensation payment in the Higher Education Act.  The Department of Education also issued a “Dear Colleague” letter in March 2011 providing additional guidance regarding the scope of the prohibition on incentive compensation and to what employees and types of activities the prohibition applies.

We modified some of our compensation practices as a result of the elimination of the safe harbors.  These changes in our compensation practices could (1) reduce the effectiveness of our employees, and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business.  This could also increase marketing costs and reduce revenues if we are unable to maintain or increase student enrollments.

Whistleblower Claims.  In recent years, several for-profit education companies have been faced with whistleblower lawsuits under the Federal False Claims Act, known as “qui tam” cases, by current or former employees alleging violations of the prohibition against incentive compensation.  In such cases, the whistleblower’s claims are reviewed under seal by the Department of Justice for potential intervention.  If the Department of Justice elects to intervene, it assumes primary control over the litigation.   These types of claims against for-profit educational companies, and the Department of Justice’s interest in intervention, are expected to increase in the future.  If the Department of Education were to determine that we violated any requirement of Title IV programs, or if we were to be found liable in a False Claims action, or if any third parties we have engaged were to violate this law, we could be fined or sanctioned by the Department of Education or subjected to other monetary liability or penalties that could be substantial, including the possibility of treble damages under a False Claims action, any of which could harm our reputation, impose significant costs and have a material effect on our business, financial condition and results of operations.

State Authorization.  To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located, in accordance with the Department of Education’s regulations.  The Program Integrity Regulations described above pertain to certain aspects of the administration of Title IV programs, including, but not limited to, state authorization.  Among other things, the Program Integrity Regulations require that institutions demonstrate specific state authorization to operate educational programs beyond secondary education and clarify what is required for an institution to be considered “legally authorized” in a state for purpose of participation in Title IV programs.  Specifically, the Program Integrity Regulations provide that, effective July 1, 2011, the Department of Education would consider an institution to be legally authorized by a state if the state has a process, applicable to all institutions except tribal and federal institutions, to review and appropriately act on complaints concerning the institution and to enforce applicable state laws, and the institution further satisfies one of the following requirements:

●
the state establishes the institution by name as an educational institution by charter, statute, constitutional provision or other action issued by an appropriate state agency or state entity, and the institution is authorized to operate educational programs beyond secondary education, including programs leading to a certificate or degree;

●
the institution complies with applicable state approval or licensure requirements, except that a state may exempt an institution from any such requirement based on (1) the institution’s accreditation by one or more accrediting agencies recognized by the Department of Education or (2) the institution being in operation for at least 20 years; and

●	the state has a process, applicable to all institutions except federal and tribal institutions, to review and appropriately act on complaints concerning the institution and applicable state laws.

We operate physical facilities offering educational programs in South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, and Texas. In each of these states, we maintain the required authorizations to offer our educational programs under state law. Where required under applicable law, these authorizations from state educational agencies are very important to us.  To maintain requisite state authorizations, we are required to continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures.  Failure to comply with applicable requirements of the state educational agencies in South Dakota, Colorado, Kansas, Indiana, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, and Texas could result in us losing our authorization to offer educational programs in those states.  If that were to occur, the applicable state educational agency could force us to cease operations in that state.  Even if the applicable state educational agency does not require the university to cease operations on an immediate basis, the loss of authorization by the state educational agency in such state would then cause our campuses in such state to lose eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state.  Alternatively, the state educational licensing agencies could restrict our ability to offer certain degree programs.  Additionally, if the Department of Education were to determine that our authorizations in South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon and Texas did not satisfy the Department of Education’s state authorization requirements, the campuses in the relevant states could lose their eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state.

The Program Integrity Regulations also included a requirement that an institution meet any state authorization requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction as a condition of awarding Title IV funds to students in that state. In July 2011, a Federal District Court issued an order vacating the regulation, which was sustained in June 2012 by the United States Court of Appeals for the District of Columbia Circuit.  As described above under “Changes in Department of Education Regulations,” the Department of Education is again considering Title IV program regulations requiring state authorization for programs offered through distance education or correspondence education.  We therefore cannot predict with any certainty the impact of that rulemaking or any future regulation.

Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practicaor sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state.  Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states.  Therefore, in addition to the states where we maintain physical facilities, we have either obtained approvals or exemptions, or are currently in the process of obtaining such approvals or exemptions, that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state.  Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently.  Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future.  If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose state licensure or authorization by that state, which could prohibit us from recruiting prospective students or offering services to current students in that state.  We could also be subject to other sanctions, including restrictions on activities in that state, fines and penalties.  We review the licensure requirements of other states when we believe that it is appropriate to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies.  New laws, regulations or interpretations related to offering educational programs online could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect our enrollments and revenues and have a material effect on our business.

Misrepresentation. An institution participating in Title IV programs is prohibited from making misrepresentations regarding the nature of its educational programs, the nature of financial charges and availability of financial assistance, or the employability of graduates.  A misrepresentation is defined in the regulations as any false, erroneous or misleading statement to any student or prospective student, any member of the public, an accrediting agency, a state agency or the Department of Education, and, significantly, the Program Integrity Regulations defined misleading statements to broadly include any statements that have a likelihood or tendency to deceive or confuse.  However, in June 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the regulation insofar as it defined misrepresentation to include true and non-deceitful statements that have only the tendency or likelihood to confuse.  If we – or any entity, organization, or person with whom we have an agreement to provide educational programs or to provide marketing, advertising, recruiting, or admissions services – commit a misrepresentation for which a person could reasonably be expected to rely, or has reasonably relied, to that person’s detriment, the Department of Education could initiate proceedings to revoke our institutions’ Title IV eligibility, deny applications made by our institutions, impose fines, or initiate a limitation, suspension or termination proceeding against us. Further, although the Department of Education claims not to have created any private right of action, the misrepresentation regulations could increase risk of qui tam actions under the False Claims Act.

Clery Act. On October 20, 2014, the Department of Education published final regulations implementing changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (20 U.S.C. § 1092(f)), or the Clery Act, required by March 2013 amendments to the Violence Against Women Act, or VAWA.  The final regulations became effective July 1, 2015.    Among other things, VAWA and the revised Clery Act regulations require institutions to compile statistics on additional categories of crimes reported to campus security authorities or local police agencies, to implement ongoing crime awareness and prevention programs for students and employees, and to ensure that institutional disciplinary proceedings for certain enumerated crimes meet specific standards.

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

Administrative capability. Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. To meet the administrative capability standards, an institution must, among other things:

●	comply with all applicable Title IV program requirements;

●	have an adequate number of qualified personnel to administer Title IV programs;

●	have acceptable standards for measuring the satisfactory academic progress of its students;

●	not have student loan cohort default rates above specified levels;

●	have various procedures in place for awarding, disbursing and safeguarding Title IV program funds and for maintaining required records;

●	administer Title IV programs with adequate checks and balances in its system of internal controls;

●	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

●	provide financial aid counseling to its students;

●
refer to the Department of Education’s Office of Inspector General any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs;

●	submit all required reports and financial statements in a timely manner; and

●	not otherwise appear to lack administrative capability.

If an institution fails to satisfy any of these criteria, the Department of Education may:

●	require the institution to repay Title IV funds its students previously received;

●	transfer the institution from the advance method of payment of Title IV funds to heightened cash monitoring status or the reimbursement method of payment;

●	place the institution on provisional certification status; or

●	commence a proceeding to impose a fine or to limit, suspend or terminate the institution’s participation in Title IV programs.

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

Financial responsibility. The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as us must satisfy to participate in Title IV programs. The Department of Education evaluates institutions for compliance with these standards on an annual basis based on the institution’s annual audited financial statements as well as when the institution applies to the Department of Education to have its eligibility to participate in Title IV programs recertified. The most significant financial responsibility standard is the institution’s composite score, which is derived from a formula established by the Department of Education based on three financial ratios:

●	equity ratio, which measures the institution’s capital resources, financial viability and ability to borrow;

●	primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and

●	net income ratio, which measures the institution’s ability to operate at a profit or within its means.

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

Our audited financial statements for the fiscal years ended May 31, 2015 and May 31, 2014 indicated our composite scores for such fiscal years were 3.0 and 2.3, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements. If we are unable to meet the minimum composite score or comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then our students could lose their access to Title IV program funding.

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

Using the Department of Education’s formula under the 90/10 Rule, for our 2015, 2014 and 2013 fiscal years, we derived approximately 89.2%, 89.3% and 89.7%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues NAU receives from Title IV programs, which could make it more difficult for us to satisfy the 90/10 Rule. In addition, economic downturns that adversely affect students’ employment circumstances could also increase their reliance on Title IV programs. We are exploring the feasibility of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds.  Among other things, we expect to expand our non-Title IV continuing education programming.

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

If the Department of Education notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 30% or greater, the institution’s participation in the Federal Direct Loan and Pell Grant programs ends 30 days after that notification, unless the institution appeals that determination in a timely manner on specified grounds and according to specified procedures. In addition, an institution’s participation in the Federal Direct Loan programs ends 30 days after notification by the Department of Education that the institution’s most recent cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under either of these provisions may not participate in the Federal Direct Loan and Pell Grant programs, as applicable, for the remainder of the fiscal year in which the institution receives the notification and for the next two federal fiscal years.

If an institution’s cohort default rate equals or exceeds 30% in any single federal fiscal year or any subsequent fiscal year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds, but it does subject an institution to closer review by the Department of Education if the institution applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change.  Additionally, the Department of Education may revoke the certification of a provisionally-certified institution without advance notice if the Department of Education determines that the institution is not fulfilling material Title IV program requirements. We were approved to participate in the FFEL program before its expiration on July 1, 2010, and we currently are approved to participate in the Federal Direct Loan program.  The potential sanctions discussed in this section are based on the combined cohort default rate for loans issued to students under both the FFEL program and the Federal Direct Loan program.

Our official cohort default rate for federal fiscal years 2011, 2010 and 20009 as measured over three federal fiscal years of borrower repayment were 21.4%, 24.6% and 22.9%, respectively.

The Department of Education generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30.  In February 2015 we received notice from the Department of Education that our draft cohort rate for students who entered repayment during the federal fiscal year ended September 30, 2012, measured over three federal fiscal years of borrower repayment, was 20.8%.  Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September.

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

From August 18, 2014 to August 22, 2014, the U.S. Department of Education conducted a program review of our administration of Title IV programs for the 2013-2014 award year, as well as our administration of the Clery Act and related regulations and our compliance with the Drug-Free Schools and Communities Act and related regulations. The on-site activities of the program review occurred at our Rapid City and Lee’s Summit campuses. The Department issued its preliminary program review report on November 5, 2014, containing findings and requesting additional information with respect to our implementation of requirements for returns of Title IV funds for withdrawn students, measurement of students’ satisfactory academic progress, verification of student eligibility for federal student aid, gainful employment program information disclosures, and enrollment data reporting.  We responded to the Department of Education’s preliminary findings and information requests on March 10, 2015.  On May 29, 2015, the Department of Education issued a final program review determination letter considering the review to be closed with no further action required.

On November 21, 2014, the U.S. Department of Education notified NAU of its final audit determination with respect to the Title IV compliance audit for the period June 1, 2012 through May 31, 2013.  The final audit determination asserts that NAU improperly disbursed Title IV program funds to students at the Wichita West campus location before it was approved as an additional location for Title IV program participation requirements by the Department in August 2013.   This resulted in a requirement to return approximately $664 thousand in Title IV funds and assessed interest to the Department.  The Company has recorded this amount as a return of previously recorded revenue. This amount was timely remitted during the third quarter of fiscal 2015 and is shown as a direct reduction of academic revenue.

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

Under regulations adopted by the Department of Education that were effective July 1, 2011, any educational institution that seeks to provide Title IV program funds to students enrolled in a new program that prepares students for gainful employment in a recognized occupation, which includes all programs offered by NAU, must submit a notice to the Department of Education at least 90 days before the expected first day of class.  These requirements were vacated by a Federal District Court on June 30, 2012, and thus are not presently in effect.  However, as a separate condition for an institution to participate in Title IV programs on a provisional basis, the Department of Education can require prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution that is required to obtain the Department of Education’s advance approval for the addition of a new program or new location fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program or enrolled at that location.  Additionally, any delay in obtaining a required Department of Education approval could delay the introduction of the program, which could negatively impact our enrollment growth.

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

For our fiscal year ended May 31, 2015, we derived approximately 89.2% of our revenues (calculated on a cash basis) from federal student financial aid programs, known as Title IV programs, administered by the United States Department of Education, or the Department of Education. A significant percentage of our students rely on the availability of Title IV program funds to finance their cost of attending NAU. To participate in Title IV programs, a postsecondary institution must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, NAU’s operations and programs are regulated by other state education agencies and additional accrediting commissions. We are subject to extensive regulation by the education agencies of multiple states, the HLC, which is our institutional accrediting commission, various specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs and change our ownership structure.

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

If Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, such as private sources. We cannot provide assurance that one or more private organizations would be willing or able to provide sufficient loans to students attending one of our schools or programs, or that the interest rate and other terms of such loans would be as favorable as Title IV program loans or acceptable to our students or that such private sources would be adequate to replace the full amount of the reduction in Title IV program funding. Therefore, even if some form of private financing sources becomes available, our enrollment could be materially affected. In addition, private organizations could require us to guarantee all or part of this assistance resulting in additional costs to us. If we were to provide more direct financial assistance to our students, we would assume increased credit risks and incur additional costs, which could have a material effect on our business, financial condition and results of operations.

New rulemaking by the Department of Education could result in regulatory changes that could reduce our enrollment and revenue, increase costs of operations, and adversely affect our business.

Negotiated rulemaking is a process whereby the Department of Education consults with members of the postsecondary education community to identify issues of concern and attempts to agree on proposed regulatory revisions to address those issues before the Department of Education formally proposes any regulations.  If the Department of Education and negotiators cannot reach consensus on the entire package of draft regulations, the Department of Education is authorized to propose regulations without being bound by any agreements made in the negotiation process.  In recent years, the Department of Education has held negotiated rulemaking sessions and published regulations on various topics, as described further in “Item 1 – Business – Regulatory Matters – Changes in Department of Education Regulations.”

We cannot predict with certainty when or whether the Department of Education will propose or finalize regulations on topics that may impact us, or the impact of any regulations resulting from the Department of Education’s current or future rulemaking activities.  In addition, Congress may promulgate legislation, and the executive branch may issue executive orders which would impact us.  Any such actions could reduce our enrollments, increase our cost of doing business, and have a material effect on our business.  In addition, any regulations that reduce or eliminate our students’ access to Title IV program funds, that require us to change or eliminate programs or that increase our costs of compliance could have an adverse effect on our business.

The recently increased focus by Congress on the for-profit education sector could result in legislation or further Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that could materially affect our business.

Recently, Congress has placed increased focus on the role that for-profit educational institutions play in higher education, which is described further in Item 1 – Business – Regulatory Matters – Changes in Department of Education Regulations.”  As described above, the HELP Committee and other Congressional members and committees have scrutinized various aspects of the education industry, including student debt, student recruiting, student outcomes and accreditation matters.  The HELP Committee held a series of hearings on the proprietary education sector and released a report in July 2012, which could lead to further investigations of proprietary schools and additional regulations promulgated by the Department of Education.  The executive branch and the Department of Defense have also increased their focus on the provision of educational benefits for military personnel and veterans.

We cannot predict whether, or the extent to which, these hearings, reports and review will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially affected.  In addition, we anticipate that reauthorization of the Higher Education Act will be a priority for the relevant Congressional committees during 2015 and 2016. Any actions that change the requirements for our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business.

Recent statutory and regulatory changes substantially increased reporting and other requirements that could impair our reputation and adversely affect our enrollments. Our failure to comply with or accurately interpret pertinent disclosure requirements may subject us to penalties and other sanctions.

The most recent reauthorization of the Higher Education Act, in August 2008, contains numerous revisions to the requirements governing Title IV programs. Among other things, institutions participating in Title IV programs are subject to extensive additional reporting and disclosure requirements. The Program Integrity Regulations require a number of specific disclosures to students and prospective students regarding our educational programs.  Such disclosures include the occupations that NAU’s educational programs prepare students to enter upon completing their program, total program costs and median student debt incurred for our programs, along with program completion and placement rates for our programs.  Any failure by us to properly interpret these new requirements could subject us to limitation, suspension or termination of our eligibility to participate in Title IV programs, the imposition of conditions on our participation in Title IV programs, monetary liabilities, fines and penalties or other sanctions imposed by the Department of Education, which could have a material effect on our business, financial condition and results of operations. The prospect of such sanctions may cause us to conservatively interpret the new reporting requirements of Title IV programs by the Department of Education, which may limit our flexibility in operating our business.

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

An institution must be accredited by an accrediting commission recognized by the Department of Education to participate in Title IV programs. We have been granted institutional accreditation by the HLC, which is a regional accrediting commission recognized by the Department of Education. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. In January 2015, the HLC notified us that our accreditation has been continued. In addition, many of our individual educational programs are also accredited by specialized accrediting commissions or approved by specialized state agencies. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material effect on our business, financial condition and results of operations.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and for campuses in the state to participate in Title IV programs.

An institution must be authorized by each state in which it physically operates to participate in Title IV programs. The Department of Education historically has determined that an institution is authorized for the purpose of eligibility to participate in Title IV program eligibility if the institution’s state does not require the institution to obtain licensure or authorization to operate in the state.  Under the Program Integrity Regulations, the Department of Education considers an institution to be “legally authorized in a state” if, among other things:

●
the state establishes the institution by name as an educational institution by charter, statute, constitutional provision or other action issued by an appropriate state agency or state entity, and the institution is authorized to operate educational programs beyond secondary education, including programs leading to a certificate or degree;

●
the institution complies with applicable state approval or licensure requirements, except that a state may exempt an institution from any such requirement based on (1) the institution’s accreditation by one or more accrediting agencies recognized by the Department of Education or (2) the institution being in operation for at least 20 years; and

●	the state has a process, applicable to all institutions except federal and tribal institutions, to review and appropriately act on complaints concerning the institution and applicable state laws.

We operate physical facilities offering educational programs in South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon and Texas.  To maintain our state authorizations, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures.  We may need to apply for additional authorization in these or other states in which we are authorized in order to comply with the Department of Education’s state authorization requirements, and the authorization process could result in unexpected delays or other setbacks that could jeopardize our Title IV eligibility.  If we fail to satisfy any of these standards, we could lose our authorization from the applicable state educational agency to offer educational programs and could be forced to cease operations in such state.  Such a loss of authorization would also cause our physical campus in the state to lose eligibility to participate in Title IV programs. Some states may also prescribe financial regulations that are different from those of the Department of Education and many require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, we would also lose Title IV eligibility in that state.  Any such event could have a material effect on our business, financial condition and results of operations.

The Program Integrity Regulations also included a requirement that an institution meet any state authorization requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction, as a condition of awarding Title IV funds to students in that state.  In July 2011, a Federal District Court issued an order vacating the regulation, which was sustained in June 2012 by the United States Court of Appeals for the District of Columbia Circuit.  As described above under “Changes in Department of Education Regulations,” the Department of Education is again considering Title IV program regulations requiring state authorization for programs offered through distance education or correspondence education.

We therefore cannot predict with any certainty the impact of that rulemaking or any future regulation.  Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practice or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state.  Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states.  Therefore, in addition to the states where we maintain physical facilities, we have either obtained approvals or exemptions, or are currently in the process of obtaining such approvals or exemptions, that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state.  Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently.  Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future.  If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose state licensure or authorization by that state, which could prohibit us from recruiting prospective students or offering services to current students in that state.  We could also be subject to other sanctions, including restrictions on activities in that state, fines and penalties.  We review the licensure requirements of other states when we believe that it is appropriate to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies.  New laws, regulations or interpretations related to offering educational programs online could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect our enrollments and revenues and have a material effect on our business.

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

Department of Education regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that we:

●	comply with all applicable Title IV program regulations;

●	have capable and sufficient personnel to administer the federal student financial aid programs;

●	not have student loan cohort default rates in excess of specified levels;

●	have acceptable methods of defining and measuring the satisfactory academic progress of our students;

●	have various procedures in place for safeguarding federal funds;

●	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

●	provide financial aid counseling to our students;

●
refer to the Department of Education’s Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;

●	submit in a timely manner all reports and financial statements required by Title IV regulations; and

●	not otherwise appear to lack administrative capability.

If an institution fails to satisfy any of these criteria or comply with any other Department of Education regulations, the Department of Education may:

●	require the institution to repay Title IV program funds;

●	transfer the institution from the “advance” system of payment of Title IV program funds to cash monitoring status or to the “reimbursement” system of payment;

●	place the institution on provisional certification status; or

●	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

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

As described in more detail under “Regulatory Matters — Regulation of Federal Student Aid Programs — Financial Responsibility,” the Department of Education annually assesses our financial responsibility through a composite score determination. Our audited financial statements for the fiscal years ended May 31, 2015 and May 31, 2014 indicated our composite scores for such fiscal years were 3.0 and 2.3, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements. If we are unable to meet the minimum composite score or comply with other standards of financial responsibility, and could not post a required letter of credit or comply with alternative basis for establishing financial responsibility, then our students could lose their access to Title IV programs, which can be expected to have a material effect on our business, financial condition and results of operations. In addition, any requirement to post a letter of credit in the future could increase our costs of regulatory compliance.

We may lose our eligibility to participate in the federal student financial aid programs if the percentage of our revenues derived from Title IV programs is too high.
A provision of the Higher Education Act commonly referred to as the 90/10 Rule, as amended in August 2008, provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. An institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the Department of Education. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the Department of Education may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. Under regulations that were published by the Department of Education in October 2009, a proprietary institution must disclose in a footnote to its annual audited financial statements its 90/10 calculation and the amounts of the federal and non-federal revenues, by source, included in its 90/10 calculation. The certified public accountant that prepares the institution’s audited financial statements is required to review that information and test the institution’s calculation. For our 2015, 2014 and 2013 fiscal years, we derived approximately 89.2%, 89.3% and 89.7%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. If we violate the 90/10 Rule and continue to disburse Title IV program funds to students after the effective date of our loss of eligibility to participate in Title IV programs, we would be required to return those funds to the Department of Education.  We are exploring the feasibility of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds.  Among other things, we expect to expand our non-Title IV continuing education programming. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% Title IV program funds threshold and would be unable to regain eligibility for two fiscal years thereafter.

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

An educational institution may lose its eligibility to participate in Title IV programs if, for three consecutive years, 30% or more of its students who were required to begin repayment on their student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year or the subsequent fiscal year. In addition, an institution may lose its eligibility to participate in Title IV programs if the default rate of its students exceeds 40% for any single year. Our official cohort default rate for federal fiscal years 2011, 2010 and 2009 as measured over three federal fiscal years of borrower repayment were 21.4%, 24.6% and 22.9% respectively.

The Department of Education generally publishes draft cohort default rates in February of each year for the prepayment period that ended the prior September.  In February 2015, we received notice from the Department of Education that our draft cohort rate for students who entered repayment during the federal fiscal year ended September 30, 2012, measured over three federal fiscal years of borrower repayment, was 20.8%.  Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September. Any increase in interest rates or reliance on “self-pay” students, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in Title IV programs, which would have a material effect on our business, financial condition and results of operations.

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

●
an institution could make up to two adjustments (upward or downward) to a covered employee's salary or fixed hourly wage rate within any 12-month period without the adjustment being considered an incentive payment, provided that no adjustment is based solely on the number of students recruited, admitted, enrolled or awarded financial aid;

●	a covered employee could be compensated based upon students successfully completing their educational programs; and

●
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

Under the Program Integrity Regulations, all of the previous safe harbor provisions were eliminated effective July 1, 2011.  The Department of Education effectively has taken the position that any commission, bonus or other incentive compensation based in any part, directly or indirectly, or securing enrollment or awarding financial aid is inconsistent with the prohibition against incentive compensation payment in the Higher Education Act.  The Department of Education also issued a “Dear Colleague Letter” in March 2011, providing additional guidance regarding the scope of the prohibition on incentive compensation and to what employees and types of activities the prohibition applies.  We modified some of our compensation practices as a result of the elimination of the safe harbors.  These changes in our compensation practices could (1) reduce the effectiveness of our employees, and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business.  This could also increase marketing costs and reduce revenues if we are unable to maintain or increase student enrollments.

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

If any of our educational programs fail to qualify as programs that lead to gainful employment in a recognized occupation, it could reduce our enrollment and revenue, increase costs of operations, and adversely affect our business.

Under the Higher Education Act, proprietary schools are generally eligible to participate in Title IV programs only to the extent that their educational programs lead to “gainful employment” in a recognized occupation.  On October 31, 2014, the Department published final regulations to define whether certain educational programs, including all programs offered by NAU, comply with the Higher Education Act’s requirement of preparing students for “gainful employment” in a recognized occupation.  The final regulations require each educational program offered by proprietary institutions to achieve threshold rates in two debt measure categories: an annual debt-to-annual earnings ratio and an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to institutions.  Additionally, the final regulations require an institution to certify to the Department of Education by December 31, 2015 that its educational programs subject to the gainful employment requirements, which include all programs offered by our U.S. Institutions, meet the applicable requirements for graduates to be professionally or occupationally certified in the state in which the institution is located.  The final regulations also require institutions to provide certain warnings to current and prospective students and impose extensive reporting and disclosure obligations.  The final gainful employment regulations are described in greater detail in “Item 1. Business – Regulatory Matters.”

We are in the process of evaluating the effect of the final gainful employment regulations and the other new regulations on us.  If a particular educational program ceased to become eligible for Title IV program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we could be required to cease offering the program.  It is possible that several programs offered by our schools may be adversely impacted by the regulations due to lack of specialized program accreditation or certification or in the states in which such institutions are based. It is possible that any new gainful employment regulations could render a significant number of our programs, and many programs offered by other proprietary educational institutions, ineligible for Title IV funding.  In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income levels of our former students, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may be required to cease offering that program.  We may have to substantially increase our efforts to promote student loan repayment to ensure continued eligibility for certain programs to remain eligible for Title IV funding.  We could also be required to increase disclosures to our students and prospective students, and our program growth could be restricted or compromised.  Any of these events could materially increase our costs of doing business, cause decreased enrollments, and have a material effect on our business, financial condition, results of operations and cash flows.

We could be held liable for any misrepresentation regarding the nature of our educational programs, financial charges and financial assistance or the employability of our graduates.

An institution participating in Title IV programs is prohibited from making misrepresentations regarding the nature of its educational programs, the nature of financial charges and availability of financial assistance, or the employability of graduates.  A misrepresentation is defined in the regulations as any false, erroneous or misleading statement to any student or prospective student, any member of the public, an accrediting agency, a state agency or the Department of Education, and, significantly, the Program Integrity Regulations defined misleading statements to broadly include any statements that have a likelihood or tendency to deceive or confuse.  However, in June 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the regulation insofar as it defined misrepresentation to include true and non-deceitful statements that have only the tendency or likelihood to confuse.  If we – or any entity, organization, or person with whom we have an agreement to provide educational programs or to provide marketing, advertising, recruiting, or admissions services – commit a misrepresentation for which a person could reasonably be expected to rely, or has reasonably relied, to that person’s detriment, the Department of Education could initiate proceedings to revoke our Title IV eligibility, deny applications made by us, impose fines, or initiate a limitation, suspension or termination proceeding against us. Further, although the Department of Education claims not to have created any private right of action, the Program Integrity Regulations’ modifications to the misrepresentation regulations could increase risk of qui tam actions under the False Claims Act.

If our students experience a loss or reduction of state financial aid, we could be materially affected.

                Some of our students rely on state financial aid to fund a portion of their education.  For example, in fiscal year ended May 31, 2015, certain students enrolled at our Minnesota locations received financial assistance through a state financial aid program.  Many states in which we operate have faced budget constraints, which have caused or may cause them to reduce or eliminate state appropriations, including with respect to the amount of financial assistance provided to postsecondary students, and additional states may reduce or eliminate such appropriations in the future.  In addition, state financial aid programs generally are subject to annual appropriation by the state legislatures, which may eliminate or significantly decrease the amount of state financial aid available to students.  We cannot predict whether future reductions in state financial aid programs will occur or how long such reductions will persist.  For fiscal year ended May 31, 2015, we derived approximately 1% of our total revenue from state financial aid programs, although the percentage derived by each of our campus locations may vary on an individual basis.  The loss or reduction of state financial aid could decrease our student enrollment and could have a material effect on our business.

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

On November 21, 2014, the U.S. Department of Education notified NAU of its final audit determination with respect to the Title IV compliance audit for the period June 1, 2012 through May 31, 2013.  The final audit determination asserts that NAU improperly disbursed Title IV program funds to students at the Wichita West campus location before it was approved as an additional location for Title IV program participation requirements by the Department in August 2013.   This resulted in a requirement to return approximately $664,000 in Title IV funds and assessed interest to the Department.  The Company has recorded this amount as a return of previously recorded revenue. This amount was timely remitted during the third quarter of fiscal 2015 and is shown as a direct reduction of academic revenue.

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

If we continue to decline in revenue and profitability, our stock price may decline and we may not have adequate financial resources to execute our business plan.

Our revenue decreased from approximately $129.2 million in fiscal 2013 to approximately $127.8 million in fiscal 2014 and then decreased to approximately $117.9 million in fiscal 2015. During the same period, our income before income taxes for fiscal 2013 was $9.2 million, compared to $5.8 million for fiscal 2014 and $11.2 million for fiscal 2015. If we are unable to maintain adequate revenue growth and profitability, our stock price may decline and we may not have adequate financial resources to execute our business plan. We have experienced losses in the past and it is possible we will experience losses in the future. In addition, we expect that our operating expenses and business development expenses will increase as we enroll more students, open new education locations and develop new programs. As a result, there can be no assurance that we will be able to generate sufficient revenues to maintain profitability.  In addition, you should not rely on the results of any prior periods as an indication of our future operating performance.

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

Building awareness of NAU and the programs and services we offer is critical to our ability to attract prospective students. If we are unable to successfully market and advertise our educational programs, our ability to attract and enroll students could be adversely affected, and, consequently, our ability to increase revenue or maintain profitability could be impaired. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining students include:

●	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;

●	the emergence of more successful competitors;

●	factors related to our marketing, including the costs and effectiveness of Internet advertising and broad-based branding campaigns and recruiting efforts;

●	performance problems with our online systems;

●	failure to maintain institutional and specialized accreditations;

●	failure to obtain and maintain required state authorizations;

●	the requirements of the education agencies that regulate us that restrict the initiation of new locations, new programs and modification of existing programs;

●	the requirements of the education agencies that regulate us that restrict the ways schools can compensate their recruitment personnel;

●	increased regulation of online education, including in states in which we do not have a physical presence;

●	restrictions that may be imposed on graduates of online programs that seek certification or licensure in certain states;

●	student dissatisfaction with our services and programs;

●	adverse publicity regarding us, our competitors, or online or for-profit education generally;

●	price reductions by competitors that we are unwilling or unable to match;

●	a decline in the acceptance of online education;

●	an adverse economic or other development that affects job prospects in our core disciplines;

●	a decrease in the perceived or actual economic benefits that students derive from our programs;

●	litigation or regulatory investigations that may damage our reputation; and

●	changes in the general economy, including employment.

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

For the fiscal years ended May 31, 2015, 2014, and 2013, NAU derived cash receipts equal to approximately 89.2%, 89.3%, and 89.7%, respectively, of its net revenue from tuition financed under Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not subsidized. If our students’ employment circumstances are adversely affected by regional or national economic downturns, they may be more heavily dependent on student loans. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if interest rates increase or Congress decreases the amount available for Title IV funding, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a material effect on our enrollments and future growth prospects and our business, financial condition and results of operations.

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
As part of our growth strategy, we intend to continue to establish markets outside the United States, subject to approvals from the HLC and other appropriate accrediting or regulatory agencies. Currently, we have affiliations with institutions in Greece. Our operations in each of the foreign jurisdictions may subject us to additional educational and other regulations of foreign jurisdictions, which may differ materially from the regulations applicable to our domestic operations. Such international expansion is expected to require a significant amount of start-up costs. Additionally, our management does not have significant experience in operating a business at the international level. As a result, we may be unsuccessful in carrying out our plans for international expansion, obtaining the necessary licensing, permits or market saturation, or in successfully navigating other challenges posed by operating an international business.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

We lease all of our educational sites and administrative facilities (including those that are pending regulatory approval) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, and Texas. Our corporate headquarters is located in Rapid City, South Dakota, as set forth under the heading “Educational and Administrative Sites” under Item 1.  As of July 31, 2015, we leased 37 educational sites, distance learning service centers, and administrative facilities.

We evaluate current utilization of our facilities and projected enrollment growth to determine facility needs.  We believe our existing facilities are adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements.

Our real estate business, Fairway Hills, rents apartment units and develops and sells condominium units in Rapid City, South Dakota, a further description of which is set forth under “Real Estate Operations” in Item 1.

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

The following table sets forth the high and low sales price, and dividends declared and paid per share of our common stock by quarter for our two most recent fiscal years.

	Fiscal 2015			Fiscal 2014
	Cash Dividends			Cash Dividends
	Declared	High	Low	Declared	High	Low
First Quarter	$0.045	$3.43	$3.00	$0.045	$4.00	$3.25
Second Quarter	$0.045	$3.29	$2.86	$0.045	$4.09	$3.30
Third Quarter	$0.045	$3.38	$2.61	$0.045	$3.94	$3.42
Fourth Quarter	$0.045	$3.47	$2.96	$0.045	$3.99	$3.25

Stockholders

As of August 7, 2015, there were approximately 33 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

During our fiscal years 2015 and 2014, our board of directors has declared cash dividends on our common stock, and to the extent that funds are available, our board of directors currently intends to continue paying dividends on our common stock. The payment of any dividends in the future, however, will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.

Stock Repurchases

The following table presents information about repurchases of our common stock made by us during the fourth quarter of fiscal 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 1, 2015 through March 31, 2015	820	$3.29	—	—
April 1, 2015 through April 30, 2015	843	$3.20	—	—
May 1, 2015 through May 31, 2015	554	$3.06	—	—

Total—Fourth Quarter	2,217	$3.19	—	—

(1)
All of the shares of common stock reported as purchased by the Company are attributable to shares of common stock that were withheld to satisfy tax withholding obligations in connection with award of common stock issued under National American University Holdings, Inc. 2009 Stock Option and Compensation Plan to Dr. Ronald Shape as part of his salary pursuant to his employment agreement.

Item 6.  Selected Financial Data.

The following table shows our selected consolidated financial and operating data for each of the fiscal years ended May 31, 2015, 2014, 2013, 2012 and 2011.  Dlorah was the accounting acquirer in our transaction as described in Item 1 – Business – Corporate Information on this Form 10-K. Accordingly, our historical financial information reflects the operations of Dlorah. The selected consolidated statements of financial data for the fiscal years ended May 31, 2015, 2014, 2013, 2012 and 2011 are derived from the Company’s audited consolidated financial statements included in this document and those documents filed in prior years, prepared in accordance with accounting standards generally accepted in the United States.  Our historical results are not necessarily indicative of our results for any future period.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended May 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Income Statement
Total revenues	$117,891	$127,753	$129,176	$118,894	$106,808
Operating expenses:
Cost of educational services	28,551	29,478	29,188	27,831	22,575
Selling, general and administrative	73,301	85,286	82,906	77,476	64,474
Auxiliary expense	5,629	6,236	6,780	4,747	2,888
Cost of condominium sales	368	386	192	0	381
(Gain) loss on disposition of property and equipment	(1,710)	114	100	(320)	82

Total operating expenses	106,139	121,500	119,166	109,734	90,400
Operating income	11,752	6,253	10,100	9,160	16,408

Other (expense) income	(565)	(479)	(826)	(340)	271

Income before income taxes	11,187	5,774	9,184	8,820	16,679

Income tax expense	(4,433)	(2,306)	(3,698)	(3,683)	(6,375)

Net income	6,754	3,468	5,486	5,137	10,304

Net loss (income) attributable to non-controlling interest	(38)	17	(40)	(88)	(38)

Net income attributable to National American University Holdings, Inc. and subsidiaries	$6,716	$3,485	$5,446	$5,049	$10,266

Income from operations per Common Share
Basic	0.27	0.14	0.21	0.19	0.39
Diluted	0.27	0.14	0.21	0.19	0.38

Balance Sheet
Total assets	$86,544	$88,457	$88,082	$83,098	$77,938
Long-term obligations	$21,183	$22,696	$22,593	$19,719	$7,075
Cash Dividends declared per Common Share	$0.18	$0.18	$0.16	$0.13	0.12

	Year Ended May 31,
	2015	2014	2013	2012	2011
		(dollars in thousands, except per share data)
Weighted Average Shares
Basic EPS
Common	25,160,729	25,093,096	25,556,391	26,488,265	26,236,783
Diluted EPS
Common	25,165,732	25,094,361	25,561,468	26,638,427	26,836,039

Other Data (Unaudited)
Income (Loss) from Real Estate Operations Before Taxes	$1,714	$(134)	$(522)	$(255)	$(621)
EBITDA1	$18,057	$12,758	$15,767	$13,520	$19,392
Student Headcount (for Spring quarter of the fiscal year)2	9,519	10,857	11,472	11,221	10,015

1
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

2	Student headcount is based on the headcount as of the last day of the university’s Spring term, which runs from March to May.

The following table provides a reconciliation of net income attributable to the Company to EBITDA:

	Year Ended May 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Net income attributable to the Company	$6,716	$3,485	$5,446	$5,049	$10,266
Income (loss) attributable to non-controlling interest	38	(17)	40	88	38
Interest income	(148)	(142)	(111)	(133)	(148)
Interest expense	891	770	1,044	594	0
Income taxes	4,433	2,306	3,698	3,683	6,375
Depreciation and amortization	6,127	6,356	5,650	4,239	2,861

EBITDA	$18,057	$12,758	$15,767	$13,520	$19,392

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

Background

National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning offering associate, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. As of May 31, 2015, our operations had 37 locations, including educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas, a distance learning service center in Texas and distance learning operations and central administration offices in Rapid City, South Dakota.

As of May 31, 2015, NAU had 2,182 students enrolled at its physical locations, 5,929 students for its online programs, and 1,408 students at its hybrid learning centers that attended physical campus locations and also took classes online. NAU supports the instruction of 2,000 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance.  NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students.  NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1.0% of our revenues for the fiscal year ended May 31, 2015.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For fiscal year ended May 31, 2015, approximately 92.0% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s online bookstore and the real estate operations rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and services are performed.

Factors affecting revenue include:

●	the number of students who are enrolled and who remain enrolled in courses throughout the term;

●	the number of credit hours per student;

●	the student’s degree and program mix;

●	changes in tuition rates;

●	the affiliates with which NAU is working as well as the number of students at the affiliates; and

●	the amount of scholarships for which students qualify.

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expense as a percentage of revenues for the fiscal years ended May 31, 2015, 2014, and 2013 was 5.1%, 3.0% and 3.5%, respectively.

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

The following chart is a summary of our student enrollment on May 31, 2015, and May 31, 2014, by degree type and by instructional delivery method.

	May 31, 2015 (Spring ’15 Qtr)	May 31, 2014 (Spring ’14 Qtr)	% Change for same quarter over prior year
	Number of Students	Number of Students
Graduate	331	371	(7.8%)
Undergraduate and Diploma	9,188	10,486	(12.5%)

Total	9,519	10,857	(12.3%)

On-Campus	2,182	2,686	(18.8%)
Online	5,929	6,481	(8.5%)
Hybrid	1,408	1,690	(16.7%)

Total	9,519	10,857	(12.3%)

We experienced a 12.3% decline in enrollment in spring term 2015 from spring term 2014. This decline was across all degree programs and course delivery methods. We believe our investment to grow our current physical locations and expand academic programming and our strategic plan will be critical in returning to the growth and results of operations that we have seen over the recent years.

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

Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expenses, the cost of condominium sales, and the loss on disposition of property and equipment. Cost of educational services expenses contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property and equipment expense records the cost incurred or income received in the disposal of assets that are no longer used by us.

Factors affecting comparability

Set forth below are selected factors we believe have had, or which we expect to have, a significant effect on the comparability of our recent or future results of operations:

Introduction of new programs and specializations. We plan to develop additional degree and diploma programs and specializations over the next several years. When introducing new programs and specializations, we invest in curriculum development, support infrastructure and marketing research. Revenues associated with these new programs are dependent upon enrollments, which are lower during the periods of introduction. During this period of introduction and development, the rate of growth in revenues and operating income has been, and may be, adversely affected, in part, due to these factors. Historically, as the new programs and specializations mature, increases in enrollment are realized, cost-effective delivery of instructional and support services are achieved, economies of scale are recognized and more efficient marketing and promotional processes are gained.

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

Revenue recognition. Academic revenue represented approximately 92%, 92% and 91% of revenue for the fiscal years ended May 31, 2015, 2014, and 2013, respectively. Academic revenue represents tuition revenue and the revenue generated through NAU’s teaching relationships with other non-related party institutions. Tuition revenue and affiliate revenue is recorded ratably over the length of respective courses. Academic revenue also includes certain fees and charges assessed at the start of each term. The portion of tuition and registration fees payments received but not earned is recorded as deferred income and reflected as a current liability on the consolidated balance sheets, as such amount represents revenue that the Company expects to earn within the next year. Academic revenue is reported net of adjustments for refunds and scholarships. If a student withdraws prior to the completion of the academic term, students are refunded the portion of tuition and registration fees already paid, that pursuant to the Company’s refund policy and applicable federal and state law and accrediting agency standards, the Company is not entitled to. Refunds and scholarships are recorded during the respective terms. For students that have withdrawn from all classes during an academic term, the University estimates the expected receivable balance that is due from such students and records a provision to reduce academic revenue for that amount calculated based on historical collection trends and adjusted for known current factors. The amount is then recognized as academic revenue at the time the receivable is collected (e.g. cash basis).

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of the students to make required payments. We determine the adequacy of the allowance for doubtful accounts based on an analysis of aging of the accounts receivable and with regard to historical bad debt experience. Accounts receivable balances are generally written off when deemed uncollectible at the time the account is returned by an outside collection agency. However, accounts that are 180 days old are fully reserved and management continues collection efforts until it is determined that the possibility of collection is unlikely. Bad debt expense is recorded as a selling, general and administrative expense. As of May 31, 2015, and 2014, the allowance for doubtful accounts was approximately $1.5 million and $1.0 million, respectively. During the fiscal years ended May 31, 2015, 2014, and 2013, bad debt expense was $5.6 million, $3.9 million, and $4.5 million, respectively. The bad debt expense was 5.1%, 3.0%, and 3.5% of total revenue for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.

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

Department of Education Rulemaking. On October 31, 2014, the Department published final regulations to define whether certain educational programs, including all programs offered by NAU, comply with the Higher Education Act’s requirement of preparing students for “gainful employment” in a recognized occupation.  The final gainful employment regulations became effective on July 1, 2015 and require each educational program offered by proprietary institutions to achieve threshold rates in two debt measure categories: an annual debt-to-annual earnings (“DTE”) ratio and an annual debt-to-discretionary income (“DTI”) ratio.  Additionally, the final regulations require an institution to certify to the Department of Education by December 31, 2015 that its educational programs subject to the gainful employment requirements, which include all programs offered by our U.S. Institutions, meet the applicable requirements for graduates to be professionally or occupationally certified in the state in which the institution is located.  The final gainful employment regulations are discussed in more detail in “Item I – Business – Regulatory Matters.”  We are in the process of evaluating the effect of the final gainful employment regulations.  If a particular educational program ceased to become eligible for Title IV program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we could be required to cease offering the program.  It is possible that several programs offered by our schools may be adversely impacted by the regulations due to lack of specialized program accreditation or certification or in the states in which such institutions are based.  Compliance with the final regulations could increase our cost of doing business, reduce our enrollments and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Beginning in February 2014, the Department of Education held negotiated rulemaking sessions related to proposed regulations to address program integrity and improvement issues for the Title IV programs, including but not limited to, cash management of Title IV program funds and the use of debit cards and the handling of Title IV credit balances, state authorization for programs offered through distance education or correspondence education, state authorization for foreign locations of institutions, clock to credit hour conversion requirements, the definition of “adverse credit” for borrowers of certain loans, and the application of repeat coursework provisions to graduate and undergraduate programs. On October 23, 2014, the Department published final regulations regarding the definition of “adverse credit” for borrowers of certain loans.  On May 18, 2015, the Department of Education published proposed regulations for comment regarding cash management of Title IV funds, the eligibility of repeated coursework for purposes of a student’s enrollment status and receipt of Title IV funds, and the measurement of programs in credit hours versus clock hours for Title IV purposes.  As no proposed rules have yet been issued regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions, final regulations on those matters are not likely to be issued until sometime in late 2015, at the earliest, and must be issued be in final form by November 1, 2015 to be effective July 1, 2016.

On October 20, 2014, the Department of Education published final regulations implementing changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (20 U.S.C. § 1092(f)), or the Clery Act, required by March 2013 amendments to the Violence Against Women Act, or VAWA.  The final regulations became effective July 1, 2015.  Among other things, VAWA and the revised Clery Act regulations require institutions to compile statistics on additional categories of crimes reported to campus security authorities or local police agencies, to implement ongoing crime awareness and prevention programs for students and employees, and to ensure that institutional disciplinary proceedings for certain enumerated crimes meet specific standards.

On October 30, 2014, the Obama administration announced that the Department of Education will lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force will include the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, the Securities and Exchange Commission, and state Attorneys General. The stated purpose of the task force is to “coordinate...activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices.”

On July 9, 2015, the Department of Education published proposed regulations to establish a new Pay As You Earn Repayment Plan for those not covered by the existing Pay As You Earn Repayment Plan in the Federal Direct Loan Program, and also to establish procedures for Federal Family Education Loan Program loan holders to use to identify U.S. military servicemembers who may be eligible for a lower interest rate on their federal student loans under the Servicemembers Civil Relief Act.  Final regulations are anticipated by November 1, 2015, and would be effective July 1, 2016.

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

Results of Operations — For the Year Ended May 31, 2015 Compared to the Year Ended May 31, 2014

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2015 In percentages	Year-Ended May 31, 2014 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	24.2	23.1
Selling, general and administrative	62.2	66.8
Auxiliary expense	4.8	4.9
Cost of condominiums sales	0.3	0.3
(Gain) loss on disposition of property	(1.5)	0.0

Total operating expenses	90.0	95.1

Operating income	10.0	4.9

Interest income	0.1	0.1
Interest expense	(0.8)	(0.6)
Other income - net	0.2	0.1

Income before income taxes	9.5	4.5
Income tax expense	(3.8)	(1.8)
Net income attributable to non-controlling interest	0.0	0.0

Net income attributable to the Company	5.7	2.7

For the year ended May 31, 2015, we generated $117.9 million in revenue, a decrease of 7.7% compared to the same period in 2014. This decrease was attributable to a decline in enrollment that was offset by an average tuition increase of 1.0% effective September 2014, fees billed to affiliated institutions for our courseware development, technical support and online class hosting services, and  programmatic expansion. Our revenue for the year ended May 31, 2015 consisted of $116.3 million from our NAU operations and $1.6 million from our other operations. Total operating expenses were $106.1 million or 90.0% of total revenue for the year ended May 31, 2015, a decrease of 5.1% compared to the same period in 2014. Income before income taxes was $11.2 million or 9.5% of total revenue for the year ended May 31, 2015, an increase of 93.7% compared to the same period in 2014. Net income attributable to the Company was $6.8 million or 5.8% of total revenue for the year ended May 31, 2015, an increase of 94.8% compared to the same period in 2014. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2015 In percentages	Year-Ended May 31, 2014 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	24.6	23.4
Selling, general and administrative	61.6	66.3
Auxiliary expense	4.8	4.9
Loss on disposition of property	0.1	0.2
Total operating expenses	91.1	94.8

Operating income	8.9	5.2

Interest income	0.0	0.0
Interest expense	(0.8)	(0.6)
Income before non-controlling interest and taxes	8.1	4.6

Total revenue. The total revenue for NAU for the year ended May 31, 2015 was $116.3 million, a decrease of $9.9 million or 7.8%, as compared to total revenue of $126.2 million for the year ended May 31, 2014. The decrease was primarily due to the decreased enrollments of approximately 12.3%. The enrollment decrease can also be attributed, in part, to the current improving economic climate, in which many working adults have chosen not to attend school. The decreased enrollment rates were offset by an average tuition increase of 1.0% that was approved by NAU’s board of governors and became effective in September 2014, and fees billed to affiliated institutions for our courseware development, technical support and online class hosting services.

The academic revenue for the year ended May 31, 2015 was $108.4 million, a decrease of $8.7 million or 7.4%, as compared to academic revenue of $117.1 million for the year ended May 31, 2014. The decrease was primarily due to the decreased enrollments over the prior year, as discussed above. The auxiliary revenue was $7.9 million, a decrease of $1.2 million or 13.2%, as compared to auxiliary revenue of $9.1 million for the year ended May 31, 2014. The decrease in auxiliary revenue was primarily driven by decreased enrollments that translated into decreased book sales.

Cost of educational services. The educational services expense as a percentage of academic segment revenue increased by 1.2% for the year ended May 31, 2015 to 24.6%, as compared to 23.4% for the year ended May 31, 2014. The educational services expenses for the year ended May 31, 2015 were $28.5 million, a decrease of $1.0 million, or 3.4%, as compared to educational expenses of $29.5 million for the year ended May 31, 2014. The 1.2% increase in the cost of educational services as a percent of total revenues for the year end May 31, 2015 as compared to the year ended May 31, 2014 was a result of fixed costs such as facility expenses on a decreasing revenue base.

Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of total academic segment revenue decreased by 4.7% for the year ended May 31, 2015 to 61.6%, as compared to 66.3% for the year ended May 31, 2014. The selling, general and administrative expenses for the year ended May 31, 2015 were $71.7 million, a decrease of $11.9 million, or 14.3% as compared to selling, general and administrative expenses of $83.6 million for the year ended May 31, 2014. This decrease includes $1.5 million of instructional expense decreases, $1.5 million of student services department decreases and $1.2 million in institutional support decreases. These decreases were made in association with our decrease in enrollments.

Auxiliary expenses. Auxiliary expenses for the year ended May 31, 2015 were $5.6 million, a decrease of $0.6 million, or 9.7%, as compared to auxiliary expenses of $6.2 million for the year ended May 31, 2014. This decrease was primarily the result of lower enrollments that translated into lower book sales and cost of books sold.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the year ended May 31, 2015, was $9.5 million, an increase of $3.6 million, or 60.3% compared to the year ended May 31, 2014. The impact is due to factors as explained above.

Results of Operations — For the Year Ended May 31, 2014 Compared to the Year Ended May 31, 2013

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2014 In percentages	Year-Ended May 31, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.1	22.6
Selling, general and administrative	66.8	64.2
Auxiliary expense	4.9	5.2
Cost of condominiums sales	0.3	0.1
Loss on disposition of property	0.0	0.1

Total operating expenses	95.1	92.2

Operating income	4.9	7.8

Interest income	0.1	0.1
Interest expense	(0.6)	(0.8)
Other income - net	0.1	0.1

Income before income taxes	4.5	7.2
Income tax expense	(1.8)	(2.9)
Net income attributable to non-controlling interest	0.0	(0.1)

Net income attributable to the Company	2.7	4.2

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

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2014 In percentages	Year-Ended May 31, 2013 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	23.4	22.9
Selling, general and administrative	66.3	63.5
Auxiliary expense	4.9	5.3
Loss on disposition of property	0.2	0.0
Total operating expenses	94.8	91.7

Operating income	5.2	8.3

Interest income	0.0	0.1
Interest expense	(0.6)	(0.8)
Income before non-controlling interest and taxes	4.6	7.6

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

Cost of educational services. The educational services expense as a percentage of academic segment revenue increased by 0.5% for the year ended May 31, 2014 to 23.4%, as compared to 22.9% for the year ended May 31, 2013. The educational services expenses for the year ended May 31, 2014 were $29.5 million, an increase of $0.3 million, or 0.1%, as compared to educational expenses of $29.2 million for the year ended May 31, 2013. This increase was a result of fixed costs such as facility expenses on a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expense as a percentage of total academic segment revenue increased by 2.8% for the year ended May 31, 2014 to 66.3%, as compared to 63.5% for the year ended May 31, 2013. The selling, general and administrative expenses for the year ended May 31, 2014 were $83.6 million, an increase of $2.4 million, or 3.0% as compared to selling, general and administrative expenses of $81.2 million for the year ended May 31, 2013. The increase is due to increases of $0.8 million in admissions staffing to attract prospective students, $0.6 million in depreciation expense as a result of recent expansion, $0.5 million in new software costs, and $0.5 million in insurance premiums.

Auxiliary. Auxiliary expenses for the year ended May 31, 2014 were $6.2 million, a decrease of $0.5 million, or 8.0%, as compared to auxiliary expenses of $6.8 million for the year ended May 31, 2013. This decrease was primarily the result of lower enrollments that translated into lower book sales and cost of books sold.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the year ended May 31, 2014 was $5.9 million, a decrease of $3.8 million, or 39.1% compared to the year ended May 31, 2013. The impact is due to additional expenses as explained above.

Liquidity and Capital Resources

Liquidity. At May 31, 2015, and May 31, 2014, cash, cash equivalents and marketable securities were $27.4 million and $19.6 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificate of deposits. Of the amounts listed above, the marketable securities for May 31, 2015 and May 31, 2014 were $4.1 million and $15.4 million, respectively.  During the year ended May 31, 2015, the $12.0 million of U.S. Treasury debt securities outstanding at May 31, 2014 were liquidated.

We retain a $3.0 million revolving line of credit with Great Western Bank. Advances under the line bear interest at a variable rate based on prime and are secured by the Company’s checking, savings and investment accounts held by the bank. There were no advances outstanding against the line at May 31, 2015 and May 31, 2014.

Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion of physical locations and development of new programming, development of new hybrid learning centers and growth of our affiliate relationships. We believe that we are positioned to further supplement our liquidity with debt, if needed.

Operating Activities. Net cash provided by operating activities was $8.8 million for the year ended May 31, 2015 compared to net cash used in operating activities of $4.1 million for the year ended May 31, 2014.  This increase is primarily due to an increase in cash from the change in timing of the collection of our accounts and other receivables over the prior year.  In addition, our net income, as adjusted for non-cash items, increased due to cost cutting initiatives including a reduction in staffing to better align with the decreasing enrollments and needs of the Company resulting in decreased SG&A expenses.  The increase in net income was offset by lower revenue resulting from decreased enrollment due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

Net cash used in operating activities was $4.1 million for the year ended May 31, 2014 compared to net cash provided by operating activities of $16.0 million for the year ended May 31, 2013.  This decrease is primarily the result of a $16.1 million increase in cash used for working capital, which includes a $10.7 million increase in accounts receivable due to spring term money being paid during the summer term and a $3.0 million decrease in accounts payable due primarily to the fact that no new locations were constructed that year.  In addition, net income decreased by $2.0 million due to a decrease in enrollment rates as further described above in the “Results of Operations” section, and non-cash items included a $3.0 million decrease in the deferred tax liability offset by higher depreciation and amortization and stock-based compensation expense.

Investing Activities. Net cash provided by investing activities was $15.1 million for the year ended May 31, 2015, as compared to the net cash provided by investing activities of $1.7 million for the year ended May 31, 2014.  The increase in the cash provided by investing activities was due, in part to the selling and buying of available-for-sale investments, which resulted in net proceeds of $11.3 million in fiscal 2015 as compared to net proceeds of $5.3 million in fiscal 2014. The increased source of cash from investments was supplemented by a $3.0 million increase in proceeds from the sale of property and equipment primarily related to settlement of the contract for deed on our former Rapid City campus.

Net cash provided by investing activities was $1.7 million for the year ended May 31, 2014, as compared to the net cash used in investing activities of $14.8 million for the year ended May 31, 2013.  The increase in the cash provided by investing activities was primarily related to the selling and buying of available-for-sale investments in fiscal year 2014, which resulted in net cash provided of $5.3 million compared to net cash purchases of $5.9 million in fiscal year 2013. The company invests its cash reserves in government treasury bills and the difference is in the timing of the purchases and sales and the length the term of the security purchased. In addition, purchases of property and equipment were reduced by $4.1 million as the Company reduced the rate of growth and need for new physical locations. Additionally a payment of $400 thousand was received on the tenant improvement allowance receivable on the Rapid City Central Administration building.

Financing Activities. Net cash used in financing activities was $4.8 million for May 31, 2015 as compared to net cash used in financing activities of $4.6 million for the year ended May 31, 2014.  The decrease is due to $32 thousand dollar decrease in stock repurchases in 2015 offset by $0.1 million increase in dividends paid.

Net cash used in financing activities was $4.6 million for May 31, 2014 as compared to net cash used in financing activities of $5.7 million for the year ended May 31, 2013.  The decrease is due to $1.7 million decrease in stock repurchases in 2014 offset by $0.5 million increase in dividends paid.

The table below sets forth our contractual commitments as of May 31, 2015:

	Payments Due By Period (in thousands)
	Total	Within 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$40,830	$5,915	$11,269	$10,556	$13,090
Capital leases	$21,403	$1,115	$2,296	$2,390	$15,602

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

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At May 31, 2015, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows. To date there have been no material drawings on the lines of credit.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

National American University Holdings, Inc.

Page
Consolidated Annual Financial Statements:
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of May 31, 2015 and 2014	60
Consolidated Statements of Income and Comprehensive Income for the fiscal years ended May 31, 2015, 2014 and 2013	61
Consolidated Statements of Stockholders’ Equity for the fiscal years ended May 31, 2015, 2014 and 2013	62
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2015, 2014 and 2013	63
Notes to Annual Consolidated Financial Statements	65
Financial Statement Schedules All schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
National American University Holdings, Inc. and subsidiaries
Rapid City, South Dakota

We have audited the accompanying consolidated balance sheets of National American University Holdings, Inc. and subsidiaries (the "Company") as of May 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National American University Holdings, Inc. and subsidiaries as of May 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
August 7, 2015

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2015 AND 2014
(In thousands, except share and per share amounts)
	May 31,	May 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,300	$4,154
Available for sale investments	4,102	15,435
Student receivables — net of allowance of $1,583 and $1,026 at May 31, 2015 and
May 31, 2014, respectively	14,358	16,532
Other receivables	1,195	291
Deferred income taxes	2,335	1,688
Prepaid and other current assets	2,151	2,180
Total current assets	47,441	40,280
Total property and equipment - net	36,390	43,258
OTHER ASSETS:
Condominium inventory	385	744
Land held for future development	312	312
Course development — net of accumulated amortization of $2,760 and $2,421 at
May 31, 2015 and May 31, 2014, respectively	804	1,000
Note receivable - tenant improvements	0	1,308
Deposit on property and equipment	0	200
Other	1,212	1,355
Total other assets	2,713	4,919
TOTAL	$86,544	$88,457

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$244	$206
Accounts payable	3,246	3,411
Dividends payable	1,139	1,134
Income taxes payable	1	1,158
Deferred income	1,459	1,310
Accrued and other liabilities	6,746	7,347
Total current liabilities	12,835	14,566
DEFERRED INCOME TAXES	3,283	4,168
OTHER LONG-TERM LIABILITIES	6,047	6,431
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	11,853	12,097
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,262,241 issued and
25,191,414 outstanding as of May 31, 2015; 28,177,827 issued and 25,117,454
outstanding as of May 31, 2014)	3	3
Additional paid-in capital	58,336	59,191
Retained earnings	13,751	11,573
Treasury stock, at cost (3,070,827 shares at May 31, 2015 and 3,060,373
at May 31, 2014)	(19,455)	(19,423)
Accumulated other comprehensive loss, net of taxes - unrealized loss on available
for sale securities	(1)	(3)
Total National American University Holdings, Inc. stockholders' equity	52,634	51,341
Non-controlling interest	(108)	(146)
Total stockholders' equity	52,526	51,195
TOTAL	$86,544	$88,457

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2015, 2014, AND 2013
(In thousands, except share and per share amounts)

	2015	2014	2013
REVENUE:
Academic revenue	$108,360	$117,099	$117,609
Auxiliary revenue	7,920	9,076	10,259
Rental income — apartments	1,164	1,138	1,098
Condominium sales	447	440	210

Total revenue	117,891	127,753	129,176

OPERATING EXPENSES:
Cost of educational services	28,551	29,478	29,188
Selling, general and administrative	73,301	85,286	82,906
Auxiliary expense	5,629	6,236	6,780
Cost of condominium sales	368	386	192
(Gain) loss on disposition of property	(1,710)	114	100

Total operating expenses	106,139	121,500	119,166

OPERATING INCOME	11,752	6,253	10,010

OTHER INCOME (EXPENSE):
Interest income	148	142	111
Interest expense	(891)	(770)	(1,044)
Other income — net	178	149	107

Total other expense	(565)	(479)	(826)

INCOME BEFORE INCOME TAXES	11,187	5,774	9,184

INCOME TAX EXPENSE	(4,433)	(2,306)	(3,698)

NET INCOME	6,754	3,468	5,486

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(38)	17	(40)

NET INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY
HOLDINGS, INC. AND SUBSIDIARIES	6,716	3,485	5,446

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on investments, net of tax (expense) benefit of
$(2), $1, and $19 for 2015, 2014 and 2013, respectively	2	(10)	(31)
Reclassification to earnings of realized losses included in other income-net, net of tax of
$0, $0, and $(8) for 2015, 2014, and 2013, respectively	0	0	13
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	2	(10)	(18)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY
HOLDINGS, INC.	$6,718	$3,475	$5,428

Basic net earnings per share attributable to National American University Holdings, Inc.	$0.27	$0.14	$0.21
Diluted net earnings per share attributable to National American University Holdings, Inc.	$0.27	$0.14	$0.21
Basic weighted average shares outstanding	25,160,729	25,093,096	25,556,391
Diluted weighted average shares outstanding	25,165,732	25,094,361	25,561,468

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2015, 2014, AND 2013
(In thousands, except share and per share amounts)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated
		Additional			other		Total
	Common	paid-in	Retained	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	earnings	stock	income (loss)	interest	equity

Balance - May 31, 2012	$3	$57,203	$11,239	$(17,589)	$25	$(169)	$50,712
Purchase of 559,416 shares common stock for the treasury	0	0	0	(1,770)	0	0	(1,770)
Share based compensation expense	0	453	0	0	0	0	453
Dividends declared ($0.040 per share)	0	0	(4,075)	0	0	0	(4,075)
Net income	0	0	5,446	0	0	40	5,486
Other comprehensive loss, net of tax	0	0	0	0	(18)	0	(18)
Balance - May 31, 2013	$3	$57,656	$12,610	$(19,359)	$7	$(129)	$50,788

Purchase of 17,190 shares common stock for the treasury	0	0	0	(64)	0	0	(64)
Share based compensation expense	0	1,535	0	0	0	0	1,535
Dividends declared ($0.045 per share)	0	0	(4,522)	0	0	0	(4,522)
Net income (loss)	0	0	3,485	0	0	(17)	3,468
Other comprehensive loss, net of tax	0	0	0	0	(10)	0	(10)
Balance - May 31, 2014	$3	$59,191	$11,573	$(19,423)	$(3)	$(146)	$51,195

Purchase of 10,454 shares common stock for the treasury	0	0	0	(32)	0	0	(32)
Share based compensation expense	0	(855)	0	0	0	0	(855)
Dividends declared ($0.045 per share)	0	0	(4,538)	0	0	0	(4,538)
Net income	0	0	6,716	0	0	38	6,754
Other comprehensive income, net of tax	0	0	0	0	2	0	2
Balance - May 31, 2015	$3	$58,336	$13,751	$(19,455)	$(1)	$(108)	$52,526

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2015, 2014, AND 2013
(In thousands)

	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,754	$3,468	$5,486
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	6,127	6,356	5,650
(Gain) loss on disposition of property and equipment	(1,710)	114	100
Realized loss on available for sale investments	0	0	21
Provision for uncollectable tuition	5,602	3,879	4,479
Noncash compensation expense	(855)	1,535	453
Deferred income taxes	(1,534)	(1,881)	1,194
Changes in assets and liabilities:
Accounts and other receivables	(4,332)	(16,383)	(5,659)
Student notes	(19)	66	(87)
Bookstore inventory	0	0	6
Condominium inventory	367	382	30
Prepaid and other current assets	(53)	(1,257)	(228)
Accounts payable	230	(1,839)	1,112
Deferred income	149	146	(41)
Other long-term liabilities	(384)	(48)	2,318
Income tax receivable/payable	(1,157)	1,280	852
Accrued and other liabilities	(337)	92	249

Net cash flows provided by (used in) operating activities	8,848	(4,090)	15,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(50,141)	(36,980)	(39,927)
Proceeds from sale of available for sale investments	61,478	42,277	34,046
Purchases of property and equipment	(1,311)	(4,532)	(8,647)
Proceeds from sale of property and equipment	3,628	503	21
Course development	(143)	(247)	(217)
Payment of deposit on property and equipment	0	(200)	0
Payments received on contract for deed	160	296	1
Payments received on note receivable	1,390	641	0
Other	8	(31)	(19)

Net cash flows provided by (used in) investing activities	15,069	1,727	(14,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(206)	(157)	(40)
Purchase of treasury stock	(32)	(64)	(1,770)
Dividends paid	(4,533)	(4,392)	(3,911)

Net cash flows used in financing activities	(4,771)	(4,613)	(5,721)

			(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2015, 2014, AND 2013
(In thousands)

	2015	2014	2013

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	$19,146	$(6,976)	$(4,528)

CASH AND CASH EQUIVALENTS — Beginning of year	4,154	11,130	15,658

CASH AND CASH EQUIVALENTS — End of year	$23,300	$4,154	$11,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND
NON-CASH INFORMATION:
Cash paid for income taxes	$7,124	$2,907	$1,653
Cash paid for interest	$885	$787	$1,045
Tenant improvements on capital lease financed through
note receivable	$-	$2,000	$-
Condominium inventory sold under contract for deed	$-	$-	$162
Property and equipment purchases included in accounts
payable	$24	$419	$670
Dividends declared at May 31, 2015, 2014 and 2013	$1,139	$1,134	$1,004

			(Concluded)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED MAY 31, 2015, 2014, AND 2013
(In thousands, except share and per share amounts)

1.	STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), Fairway Hills, the Fairway Hills Park and Recreational Association, the Park West Owners’ Association, the Vista Park Owners’ Association, and the Company’s interest in Fairway Hills Section III Partnership (the “Partnership”).  The Partnership is 50% owned by Dlorah and 50% owned by individual family members, most of whom are either direct or indirect stockholders of the Company.

The Partnership is deemed to be a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10, Consolidation. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the purpose and design of the VIE, the risks that the VIE was designed to create and pass along to other entities, the activities of the VIE that most significantly impact the VIE’s economic performance and which entity could direct those activities.  The Company assesses its VIE determination with respect to an entity on an ongoing basis and has not identified any additional VIEs in which it holds a significant interest.

The Company has determined that the Partnership qualifies as a VIE and that the Company is the primary beneficiary of the Partnership.  Accordingly, the Company consolidated assets, liabilities, and net income of the Partnership within its consolidated balance sheets and statements of income and comprehensive income and appropriately presented the balances as non-controlling interest within the consolidated balance sheet.  As of May 31, 2015 and 2014, the consolidated balance sheets include Partnership assets of $685 and $774, respectively, and Partnership liabilities of $94 and $101, respectively.  The consolidated statements of income and comprehensive income include Partnership net income (loss) of $75, $(34), and $79, for the years ended May 31, 2015, 2014, and 2013, respectively.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Throughout the Notes to consolidated financial statements, amounts in tables are in thousands of dollars, except for per share data as otherwise designated.  The Company’s fiscal year end is May 31.  These financial statements include consideration of subsequent events through issuance.  All intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s common stock is listed as NAUH on the NASDAQ Global Market.  The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, masters and doctoral degree programs in business-related disciplines, such as accounting, management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. In addition, in August 2013, NAU was approved by the Higher Learning Commission to offer an Education Doctorate (Ed.D) in Community College Leadership, which is offered in Austin, Texas.  Courses are offered through educational sites and online.  Operations include educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, and Texas; a distance learning service center in Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, and contracts to provide online course development, hosting and technical assistance to other educational institutions.  To maintain eligibility for financial aid programs, NAU must comply with U.S. Department of Education requirements, including the maintenance of certain financial ratios.

The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in Rapid City, South Dakota.

Approximately 92%, 92% and 91% of the Company’s total revenues for the years ended May 31, 2015, 2014, and 2013, respectively, were derived from NAU’s academic revenue.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash is held in bank accounts that periodically exceed insured limits; however, no losses have occurred, and the Company feels the risk of loss is not significant.

Investments — The Company’s investments consist of government-backed bonds and certificates of deposit. These securities are classified as “available-for-sale.” Available-for-sale securities represent securities carried at fair value in the consolidated balance sheets. Certain of the Company’s certificates of deposit have maturity dates greater than one year.  However, these certificates of deposit can be accessed at any time and are convertible to cash on demand.  As such, the Company has classified these amounts as current assets in the consolidated balance sheets.  Unrealized gains and losses deemed to be temporary are reported net of taxes and included in other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income – net in the consolidated statements of income and comprehensive income. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. During the year ended May 31, 2015, all U.S. Treasury debt securities were liquidated.  Proceeds from the sale or call of investments totaled $61,478, $42,277 and $34,046 for the years ended May 31, 2015, 2014 and 2013, respectively.  The net realized gains on sales of investments totaled $0, $0, and $21 for the years ended May 31, 2015, 2014 and 2013, respectively.

The Company’s investments were comprised of the following at May 31:

	2015				2014
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury debt securities	$-	$-	$-	$-	$11,995	$-	$-	$11,995
Certificates of deposit	4,102	-	-	4,102	3,445	1	(6)	3,440

Total	$4,102	$-	$-	$4,102	$15,440	$1	$(6)	$15,435

As of May 31, 2015, the Company’s investments all mature in less than one year.

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

Student Receivables — Student receivables are recorded at estimated net realizable value and are revised periodically based on estimated future collections. Interest and service charges are applied to all past due student receivables; however, collections are first applied to principal balances until such time that the entire principal balance has been received. Student accounts are charged off only when reasonable collection means are exhausted. The University has determined that most accounts with an outstanding balance of 180 days after the start of the term are uncollectable. Bad debt expense is included in selling, general and administrative expense on the consolidated statements of income and comprehensive income.

Other Receivables — Other receivables are institutional receivables, which are amounts due from other educational institutions to which the University provides instruction and course materials, and are stated at net realizable value.

Note Receivable — Note receivable is stated at the unpaid principal balance.  Payments not received in accordance with the terms of the note agreement are considered past due.  Based on current payment status and an evaluation of the borrower’s ability to make future payments, management has determined no allowance for uncollectible amounts is necessary and no impairment exists.

Interest income is recognized over the term of the note and is calculated using the simple-interest method at a rate of 6% on principal balances outstanding.  Interest income was recognized only to the extent cash payments were received.  The note receivable was paid in full during the year ended May 31, 2015 (see note 9).

Property and Equipment — Property and equipment are stated at cost. Renewals and improvements exceeding $500 are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in operating income. For financial statement purposes, depreciation includes the depreciation of the capital lease asset in the amount of $530 for each of the fiscal years 2015, 2014 and 2013.  Total depreciation and amortization expense in operating expenses was $6,127, $6,356, and $5,650 for the fiscal years 2015, 2014, and 2013, respectively.  The amortization portion of these amounts relates to capitalized course development costs and was $339, $354, and $351 for the fiscal years 2015, 2014 and 2013, respectively.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and building improvements	19–40
Land improvements	10–20
Furniture, vehicles, and equipment	5–15

For tax purposes, depreciation is computed using the straight-line and accelerated methods.

Property and equipment — net consists of the following as of May 31:

	2015	2014
Land	$119	$565
Land improvements	23	374
Buildings and building improvements	40,718	45,778
Furniture, vehicles, and equipment	28,171	28,293
Total gross property and equipment	69,031	75,010
Less accumulated depreciation	(32,641)	(31,752)
Total net property and equipment	$36,390	$43,258

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

Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be held for sale are carried at the lower of carrying value or fair value, less cost to sell. The Company had no impairments in 2015, 2014, or 2013.

Deferred Income Taxes — Deferred income taxes are provided using the asset and liability method whereby deferred tax assets and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Non-Controlling Interest — The non-controlling interest presented on the consolidated statements of income and comprehensive income represents the individual owners’ share of the Partnership’s income or loss. The consolidated balance sheet amount “Non-controlling interest” represents the individual owners’ share of the Partnership obligations in excess of Partnership assets. The Company has determined the non-controlling owners to have a legal obligation to fund such deficits and believes it is fully collectable at May 31, 2015.

Leases — Leases in which the risk of ownership is retained by the lessor are classified as operating leases.  Leases which substantially transfer all of the benefits and risks inherent in ownership to the lessee are classified as capital leases.  Assets acquired under capital leases are depreciated on the same basis as owned property and equipment or the related lease term, whichever is shorter.  Leasehold improvements are depreciated over the depreciable lives of the corresponding fixed asset or the related lease term, whichever is shorter.

Academic Revenue Recognition — Academic revenue represents tuition revenue and the revenue generated through NAU’s teaching relationships with other non-related party institutions. Tuition revenue and affiliate revenue is recorded ratably over the length of respective courses. Academic revenue also includes certain fees and charges assessed at the start of each term. The portion of tuition and registration fees payments received but not earned is recorded as deferred income and reflected as a current liability on the consolidated balance sheets, as such amount represents revenue that the Company expects to earn within the next year. Academic revenue is reported net of adjustments for refunds and scholarships. If a student withdraws prior to the completion of the academic term, students are refunded the portion of tuition and registration fees already paid, that pursuant to the Company’s refund policy and applicable federal and state law and accrediting agency standards, the Company is not entitled to. Refunds and scholarships are recorded during the respective terms. For students that have withdrawn from all classes during an academic term, the University estimates the expected receivable balance that is due from such students and records a provision to reduce academic revenue for that amount calculated based on historical collection trends and adjusted for known current factors.  The amount is then recognized as academic revenue at the time the receivable is collected (e.g. cash basis).

Auxiliary Revenue — Auxiliary revenue represents revenues from the University’s bookstore operations. Revenue is recognized as items are sold and is recorded net of any applicable sales tax.  The Company does not have book inventory because the book operation is outsourced to a third party vendor.  Since the Company has the discrete ability to set book prices and maintains inventory and credit risk, we utilize gross reporting of revenue and expenses.  Book sales revenue is recorded as auxiliary revenue and the related costs are recorded as auxiliary expense.

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

Rental Expense — The University accounts for rent expense under its long-term operating leases using the straight-line method. Certain of the University’s operating leases contain rent escalator provisions. Accordingly, a $6,047 and $6,431, deferred rent and tenant improvement liability at May 31, 2015 and 2014, respectively, is recorded in other long-term liabilities on the consolidated balance sheets.

Advertising — The University follows the policy of expensing the cost of advertising as incurred. Advertising costs of $9,807, $12,077 and $12,390 for 2015, 2014 and 2013, respectively, are included in selling, general, and administrative expenses on the consolidated statements of income and comprehensive income.

4.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, provides more useful information to users of the consolidated financial statements through improved disclosure requirements, and simplifies the preparation of the consolidated financial statements by reducing the number of requirements to which an entity must refer.   The ASU outlines five steps to achieve proper revenue recognition: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation.  This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  This standard will be effective for the Company’s fiscal year 2019 in the first quarter ending August 31, 2018.  The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  This standard will be effective for the Company’s fiscal year ending May 31, 2017.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The University extends unsecured credit to a portion of the students who are enrolled throughout the campuses for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV Higher Education Act of 1965, as amended (the “Higher Education Act”). The University is required under 34 CFR 600.5(d) to maintain at least 10% of its revenues (calculated on a cash basis) from non-Title IV program funds, commonly referred to as the “90/10 Rule”. An institution is subject to loss of eligibility to participate in Title IV programs if it fails to meet the 10% threshold for two consecutive fiscal years.  If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% Title IV program funds threshold and would be unable to regain eligibility for two fiscal years thereafter. The University believes they are in compliance with this requirement for the years ended May 31, 2015, 2014 and 2013, as shown in the underlying calculation:

	2015		2014		2013
Title IV HEA
funds received	$106,305		$107,333		$104,763
Academic revenue	$119,200	=89.18%	$120,169	=89.32%	$116,745	=89.74%
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

An educational institution that does not meet the Department of Education’s minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the Department of Education. Based on the consolidated financial statements for the 2015, 2014 and 2013 fiscal years, the University’s calculations result in a composite score of 3.0, 2.3, and 2.4, respectively. Therefore the University currently meets the minimum composite score requirement as most recently required by the Department of Education.

The University’s current certification to participate in the Title IV programs, which is not provisional, was effective in June 2013 and extends through March 31, 2019.

6.	CONDOMINIUM PROJECT

The Company built 24 condominium units to be sold to the general public. These condominium units are accounted for within condominium inventory within the consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the consolidated statements of income and comprehensive income. Twelve units have been sold as of May 31, 2015.  The unit sold in March 2013 was sold under a financing arrangement.  The contract called for interest at 3% and required monthly payments of $0.9 through March 1, 2018.  The contract was paid in full in November 2014.  The outstanding balance of $154 at May 31, 2014, is recognized as other current assets of $6 and other long-term assets of $148 in the consolidated balance sheet.

7.	CONTRACT FOR DEED

The Company signed a contract for deed on its former Rapid City campus located at 321 Kansas City Street on March 28, 2013 for $4,000 (see Note 9 for capital lease on new campus).  The sale did not meet the accounting requirements to be considered consummated because the buyer’s initial and continuing investment was not adequate in accordance with ASC 360-20-40, and the note receivable was not supported by specific evidence of collectability.  As such, at May 31, 2014 the property remained on the consolidated balance sheet and continued to be depreciated because the asset had not met the held for sale criteria, the note receivable was not recorded, and interest income was recognized as received.

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

The University maintains a $3,000 unsecured revolving line of credit with Great Western Bank that is subject to annual renewals and currently matures on May 31, 2016.  Advances under the line bear interest at prime (3.25% at May 31, 2015).  No advances had been made on this line of credit in 2013, 2014 or 2015.

9.	LEASES

The University leases building facilities for branch operations and equipment for classroom operations under operating leases with various terms and conditions. Total rent expense for the years ended May 31, 2015, 2014, and 2013, was $6,037, $6,025, and $5,429, respectively.

Future minimum lease payments on non-cancelable operating leases for the five years ending May 31 and thereafter are as follows:

2016	$5,915
2017	5,640
2018	5,629
2019	5,490
2020	5,066
Thereafter	13,090

As part of ongoing operations, the Company entered into a capital lease arrangement for additional space that houses the corporate headquarters, distance learning operations, and the new Rapid City campus operations (see Note 7).  During the year ended May 31, 2014, the Company increased its capital lease obligation by $2,000 to account for tenant improvements.  The Company initially paid for the improvements and reached an agreement with the lessor to be reimbursed for the amount under the terms of a $2,000 note receivable.  The note receivable required monthly payments of $14 at 6% that directly offset the monthly payments to the lessor under the capital lease obligation.  On June 30, 2014, the landlord of the property paid the $1,373 remaining balance of the note receivable and the balance is now paid in full.

The Company is obligated to make future payments under the capital lease obligation, which totaled $21.4 million, had a net present value of $12.1 million as of May 31, 2015, and was recognized as current and non-current capital lease payable of $244 and $11,853 at May 31, 2015 and $206 and $12,097 at May 31, 2014, respectively.  The asset totals $10,600, and accumulated depreciation totals $1,899 and $1,369 at May 31, 2015 and 2014, respectively.  The net amount is included in net property and equipment in the consolidated balance sheets.

The following is a schedule of future minimum commitments under the revised capital lease obligation as of May 31, 2015:

2016	$1,115
2017	1,137
2018	1,159
2019	1,183
2020	1,207
Thereafter	15,602
Total future minimum lease obligation	$21,403
Less: Imputed interest on capital leases	(9,306)
Net present value of lease obligations	$12,097

10.	STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001.  Of the authorized shares, 25,191,414 and 25,117,454 shares of common stock were outstanding as of May 31, 2015 and 2014, respectively.  No shares of preferred stock were outstanding at May 31, 2015 and 2014.

During the years ended May 31, 2015 and 2014, respectively, $32 and $64 of additions to treasury stock resulted from the settlement of stock-based compensation.

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants.  Restricted stock awards accrue dividends that are paid when the shares vest.  Restricted stock unit awards do not accrue dividends prior to vesting.  Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant.  The Plan allows vesting based upon performance criteria.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The fair value of stock options granted is calculated using the Black-Scholes option pricing model.  Share options issued under the Plan may be incentive stock options or nonqualified stock options.  At May 31, 2015, all stock options issued have been nonqualified stock options.  A total of 1,300,000 shares were authorized by the Plan.  Shares forfeited or canceled are eligible for reissuance under the Plan.  At May 31, 2015, 712,730 shares of common stock remain available for issuance under the Plan.

In April 2013, the Company’s Board of Directors recommended shareholder approval, and approval was obtained at the October 2013 Shareholder Meeting, to establish the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan.  The Company may grant restricted stock awards or restricted stock units to aid in recruiting and retaining employees, officers, directors and other consultants.  Restricted stock awards accrue dividends that are paid when the shares vest.  Restricted stock unit awards do not accrue dividends prior to vesting.  Restricted stock grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant and vest over various terms.  Shares forfeited or canceled are eligible for reissuance under the Plan.  At May 31, 2015, 750,000 shares of common stock remain available for issuance under the 2013 Plan.

Restricted stock

The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

During the quarter ended August 31, 2013, the Company issued 750,000 restricted stock units (“RSUs”) with performance based vesting under the 2013 Plan.  The number of shares to be earned was determined by the Company’s profitability and other operating metrics during the year ending May 31, 2015.  446,500 RSUs were issued with a grant date of June 1, 2013 and a grant date fair value of $3.78 per share.  The total fair value of these RSU’s was to be amortized over the two year service period.

The remaining 303,500 RSUs were issued with a grant date of June 1, 2013 to certain holders of time based vesting stock options who surrendered a like number of stock options in exchange.  This grant was accounted for as a modification of the original option awards.  The incremental fair value at the time of the exchange of $890, calculated using the restricted stock unit grant date fair value of $3.78 per share, plus the remaining unamortized fair value associated with the options surrendered of $420, was to be amortized over the two year service period of the RSUs.

During the year ended May 31, 2014, 170,000 RSUs granted under the 2013 Plan were cancelled.  During the year ended May 31, 2015, the remaining 580,000 RSUs granted under the 2013 Plan were cancelled and the related compensation expense previously recorded of $1,170 was reversed as the performance criteria was not attained.

During the year ended May 31, 2015, the Company awarded 42,155 restricted stock awards with time based vesting at a grant date fair value of $3.11 per share to members of the board of directors.  Shares vest one year from the grant date and require board service for the entire year.

During the year ended May 31, 2014, the Company awarded 30,729 restricted stock awards with time based vesting at a grant date fair value of $3.54 per share to members of the board of directors.  Shares vest one year from the grant date and require board service for the entire year.

Compensation expenses associated with restricted stock awards and restricted stock unit awards, respectively, totaled $122 and a reversal of $1,170 for the year ended May 31, 2015, $82 and $1,170 for the year ended May 31, 2014, and $48 and $55 for the year ended May 31, 2013.  At May 31, 2015, unamortized compensation cost of restricted stock and restricted stock unit awards totaled $51. The unamortized cost is expected to be recognized over a weighted-average period of 0.4 years as of May 31, 2015.

A summary of restricted shares activity as of May 31, 2015 and 2014, and changes during the years then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2013	13,442	$4.46
Granted	477,229	3.76
Modified	303,500	4.31
Vested	(16,001)	4.30
Forfeited	(170,000)	3.87
Non-vested shares at May 31, 2014	608,170	$4.01
Granted	42,155	3.11
Vested	(28,170)	3.55
Forfeited	(580,000)	4.03
Non-vested shares at May 31, 2015	42,155	$3.11

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the consolidated statements of income and comprehensive income as selling, general and administrative expense based on their fair value over the requisite service period.

For stock options issued during the years ended May 31, 2015 and 2014, the following assumptions were used to determine fair value:

Assumptions used:	2015	2014
Expected term (in years)	5.50	5.75
Expected volatility	51.40%	56.14%
Weighted average risk free interest rate	1.52%	1.92%
Weighted average risk free interest rate range	1.52-1.52%	1.90-1.96%
Weighted average expected dividend	5.79%	4.97%
Weighted average expected dividend range	5.79-5.79%	4.91-5.06%
Weighted average fair value	$0.88	$1.24

Expected volatilities are based on historic volatilities from the traded shares of NAUH.  The expected term of options granted is the safe harbor period. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company.

A summary of option activity under the Plan as of May 31, 2015 and 2014, and changes during the years then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at May 31, 2013	368,000	$7.67	8.4
Granted	25,000	3.63
Exercised	0	0
Modified	(303,500)	7.46
Forfeited or canceled	(13,750)	7.80
Outstanding at May 31, 2014	75,750	$7.17	7.6	$0
Exercisable at May 31, 2014	49,500	$9.02	6.5	$0

Outstanding at May 31, 2014	75,750	$7.17
Granted	12,500	3.11
Exercised	0	0
Forfeited or canceled	(9,500)	8.70
Outstanding at May 31, 2015	78,750	$6.34	7.1	$0
Exercisable at May 31, 2015	66,250	$6.85	6.8	$0

The Company recorded compensation expense for stock options of $27, $22 and $275 for the years ended May 31, 2015, 2014 and 2013, respectively, in the consolidated statements of operations.  As of May 31, 2015, there was no unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan.

The Company plans to issue new shares as settlement of options exercised.  There were no options exercised during the years ended May 31, 2015 or 2014.

On May 31, 2013, 303,500 options with a weighted average exercise price of $7.46 were surrendered and canceled in exchange for restricted stock units with a grant date of June 1, 2013.

Dividends
The following table presents details of the Company’s fiscal 2015, 2014 and 2013 dividend payments:

Date declared	Record date	Payment date	Per share
April 30, 2012	June 30, 2012	July 9, 2012	$0.0325
August 27, 2012	September 30, 2012	October 5, 2012	$0.0400
October 29, 2012	December 14, 2012	December 28, 2012	$0.0400
January 28, 2013	March 29, 2013	April 12, 2013	$0.0400
April 29, 2013	June 28, 2013	July 12, 2013	$0.0400
August 26, 2013	September 30, 2013	October 11, 2013	$0.0450
October 28, 2013	December 30, 2013	January 10, 2014	$0.0450
January 25, 2014	March 28, 2014	April 11, 2014	$0.0450
April 7, 2014	June 30, 2014	July 11, 2014	$0.0450
August 11, 2014	September 30, 2014	October 10, 2014	$0.0450
October 6, 2014	December 31, 2014	January 16, 2015	$0.0450
January 24, 2015	March 31, 2015	April 17, 2015	$0.0450
April 13, 2015	June 30, 2015	July 10, 2015	$0.0450

11.	EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan Payable — The Company sponsors a 401(k) plan for its University employees, which provides for a discretionary match, net of forfeitures, of up to 5%. The University uses certain consistently applied operating ratios to determine contributions. The University’s matching contributions paid were $0, 0, and $735 for the years ended May 31, 2015, 2014 and 2013, respectively.  At May 31, 2014, $653 was accrued for the University’s match, but was later reversed due to a change in estimate.  A matching contribution of $708 has been accrued for the year ended May 31, 2015.

Compensation Plans — The Company has entered into employment agreements, as amended, with Dr. Ronald Shape, Chief Executive Officer and Dr. Jerry Gallentine, President, that require, among other things, an annual incentive payment as defined in the agreements. The incentive payments are paid in installments each year, are recorded in selling, general and administrative expenses and accrued and other liabilities in the consolidated financial statements, and total $390, $197 and $451 for 2015, 2014 and 2013, respectively.  In addition, as part of the Chief Executive Officer compensation plan, $100 annually will be paid in equal monthly installments converted to the Company’s common stock shares based on the closing price on the last day of the month.

On May 21, 2012, the Company approved a Senior Executive Level Officer Compensation Plan, in connection with establishing the overall compensation levels for the executive management team of the Company for the 2013 fiscal year.  Each compensation plan has a base salary component, quarterly achievement award component and an annual achievement award component as defined in the agreements.  A similar Named Executive Officer Compensation Plan was announced on April 29, 2013 for the 2014 fiscal year and on April 7, 2014 for the 2015 fiscal year.

12.	SELF-INSURED HEALTH INSURANCE

The Company maintains a self-insured health insurance plan for employees.  Under this plan, the Company pays a monthly fee to its administrator, as well as claims submitted by its participants.  As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted, the Company has recorded a liability for outstanding claims of $340 and $641 at May 31, 2015 and 2014, respectively.  Such liability is reported with accrued and other liabilities in the consolidated balance sheets.

13.	INCOME TAXES

Components of the provision for income taxes for the years ended May 31, 2015, 2014 and 2013, were as follows:

	2015	2014	2013
Current tax expense:
Federal	$5,216	$3,678	$2,053
State	751	509	451
	5,967	4,187	2,504

Deferred tax expense:
Federal	(1,396)	(1,740)	1,105
State	(138)	(141)	89
	(1,534)	(1,881)	1,194
Total tax expense	$4,433	$2,306	$3,698

The effective tax rate varies from the statutory federal income tax rate for the following reasons:

	2015	2014	2013

Statutory	34.0%	34.0%	34.0%
State income taxes — net of federal benefit	3.6	4.2	4.2
Permanent differences and other	2.0	1.7	2.1
Effective income tax rate	39.6%	39.9%	40.3%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) as of May 31 were as follows:

	2015	2014
Deferred income tax assets:
Accounts receivable allowances	$616	$407
Bad debt write-offs	1,544	384
Other	130	122
Accrued salaries	717	1,440
Start up costs	276	305
Capital lease obligations	4,536	4,614
Deferred rent	2,268	2,378
Total deferred income tax assets	10,087	9,650
Deferred income tax liabilities:
Fixed assets and course development	(10,493)	(11,587)
Prepaid expenses	(542)	(543)
Total deferred income tax liabilities	(11,035)	(12,130)
Net deferred income tax liabilities	$(948)	$(2,480)

The Company follows the guidance of ASC Topic 740, Income Taxes, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which requires that income tax positions must be more likely than not to be sustained based solely on their technical merits in order to be recognized. The Company has recorded no liability for uncertain tax positions. In the event the Company had uncertain tax positions, the Company would record interest and penalties from unrecognized tax benefits in the tax provision.

The Company files income tax returns in the U.S. federal jurisdiction and various states. Because of closure of an Internal Revenue Service examination, the Company is generally no longer subject to U.S. federal income tax or state and local tax examinations for years before 2012.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	For the year ended May 31,
	2015	2014	2013
Numerator:
Net income attributable to National American University Holdings, Inc.	$6,716	$3,485	$5,446
Denominator:
Weighted average shares outstanding used to compute basic netincome per common share	25,160,729	25,093,096	25,556,391
Incremental shares issuable upon the assumed vesting of stock options	-	-	-

Incremental shares issuable upon the assumed vesting of restricted shares	5,003	1,265	5,077
Common shares used to compute diluted net income per share	25,165,732	25,094,361	25,561,468
Basic net income per common share	$0.27	$0.14	$0.21

Diluted net income per common share	$0.27	$0.14	$0.21

A total of 78,750, 75,750 and 368,000 shares of common stock subject to issuance upon vesting of stock options for the years ended May 31, 2015, 2014 and 2013, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

On November 21, 2014, the U.S. Department of Education notified NAU of its final audit determination with respect to the Title IV compliance audit for the period June 1, 2012 through May 31, 2013.  The final audit determination asserts that NAU improperly disbursed Title IV program funds to students at the Wichita West campus location before it was approved as an additional location for Title IV program participation requirements by the Department in August 2013.  This resulted in a requirement to return approximately $664 in Title IV funds and assessed interest to the Department, as it is deemed a return of previously recorded revenue.  This amount was timely remitted and is shown as a direct reduction of academic revenue during the year ended May 31, 2015.

16.	FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at May 31, 2015 and 2014:

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

●
Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively selecting an individual security or multiple securities that are deemed most similar to the security being priced; and

●	Determining whether a market is considered active requires management judgment.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The type of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation. The Company does not have any Level 3 assets or liabilities.

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value

May 31, 2015
Investments	$244	$3,858	$-	$4,102
CD’s and money market accounts	269	-	-	269
Money market accounts included in cash equivalents	-	-	-	-
US treasury bills and notes	$513	$3,858	$-	$4,371

May 31, 2014
Investments	$243	$3,197	$-	$3,440
CD’s and money market accounts	910	-	-	910
Money market accounts included in cash equivalents	11,995	-	-	11,995
US treasury bills and notes	$13,148	$3,197	$-	$16,345

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

Fair value of financial instruments:  The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, US treasury bills and notes, receivables, payables, and capital lease payables.  The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments.  CD’s and money market accounts, and treasury bills and notes are recorded at fair values as indicated in the preceding disclosures.  The estimated fair value of capital lease obligations is $12,097 and $12,303 at May 31, 2015 and 2014, respectively, which approximates book value.

17.	SEGMENT REPORTING

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

	For the year ended May 31,			For the year ended May 31,			For the year ended May 31,
	2015			2014			2013
			Consolidated			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic	$108,360	$-	$108,360	$117,099	$-	$117,099	$117,609	$-	$117,609
Auxiliary	7,920	-	7,920	9,076	-	9,076	10,259	-	10,259
Rental income apartments	-	1,164	1,164	-	1,138	1,138	-	1,098	1,098
Condominium sales	-	447	447	-	440	440	-	210	210

Total revenue	116,280	1,611	117,891	126,175	1,578	127,753	127,868	1,308	129,176

Operating expenses:
Cost of educational services	28,551	-	28,551	29,478	-	29,478	29,188	-	29,188
Selling, general & administrative	71,681	1,620	73,301	83,627	1,659	85,286	81,193	1,713	82,906
Auxiliary	5,629	-	5,629	6,236	-	6,236	6,780	-	6,780
Cost of condominium sales	-	368	368	-	386	386	-	192	192
Loss (gain) ondisposition of property	114	(1,824)	(1,710)	211	(97)	114	33	67	100
Total operating expenses	105,975	164	106,139	119,552	1,948	121,500	117,194	1,972	119,166
Income (loss)from operations	10,305	1,447	11,752	6,623	(370)	6,253	10,674	(664)	10,010
Other income (expense):
Interest inc	51	97	148	54	88	142	98	13	111
Interest exp	(883)	(8)	(891)	(769)	(1)	(770)	(1,044)	-	(1,044)
Other income(loss) - net	-	178	178	-	149	149	(22)	129	107
Total other (expense) income	(832)	267	(565)	(715)	236	(479)	(968)	142	(826)
Income (loss) before taxes	$9,473	$1,714	$11,187	$5,908	$(134)	$5,774	$9,706	$(522)	$9,184

	As of May 31, 2015			As of May 31, 2014			As of May 31, 2013
			Consolidated			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total	NAU	Other	Total
Total assets	$78,042	$8,502	$86,544	$76,383	$12,074	$88,457	$75,115	$12,967	$88,082

Expenditures for long-lived assets	$859	$452	$1,311	$3,094	$1,438	$4,532	$8,462	$235	$8,697
Depreciation & amortization	$5,546	$581	$6,127	$5,765	$591	$6,356	$5,090	$560	$5,650

18.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected unaudited quarterly financial information for the last eight quarters.

	Quarter
	First	Second	Third	Fourth
Fiscal Year Ended May 31, 2015
Revenues	$29,304	$30,638	$29,083	$28,866
Operating income	3,536	4,698	2,581	937
Net income	2,168	2,840	1,478	268
Net income attributable to
NAUH and Subsidiaries	2,170	2,826	1,464	256
Net income per share (common):
Basic	0.09	0.11	0.06	0.01
Diluted	0.09	0.11	0.06	0.01

Fiscal Year Ended May 31, 2014
Revenues	$30,929	$33,182	$31,674	$31,968
Operating (loss) income	(362)	2,315	1,898	2,402
Net (loss) income	(366)	1,363	1,127	1,461
Net (loss) income attributable to
NAUH and Subsidiaries	(329)	1,362	1,117	1,335
Net (loss) income per share
(common):
Basic	(0.01)	0.05	0.04	0.05
Diluted	(0.01)	0.05	0.04	0.05

19.	SUBSEQUENT EVENTS

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2015.  Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of May 31, 2015, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of May 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2015.

Item 9B.  Other Information

None.

PART III

           The information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after May 31, 2015.  Except for those portions specifically incorporated in this annual report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of May 31, 2015, which includes our 2009 Stock Option and Compensation Plan and our 2013 Restricted Stock Unit Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by stock holders (1)	120,905	$6.34	1,462,730

Total	120,905	$6.34	1,462,730

(1)
See Part II, Item 8, “Financial Statements and Supplementary Data”-"National American University Holdings, Inc. "Notes to Consolidated Financial Statements—Note 10—Stockholders' Equity" for further description of our equity compensation plans.

(a)
Includes grants of stock options, time-based restricted stock awards, and performance based restricted stock units. For purposes of the table above, the number of shares to be issued under performance based restricted stock units reflects the maximum number of shares that may be issued; the actual number of shares to be issued will depend on the results of operations during the fiscal year ending May 31, 2016, and beyond

(b)	Includes weighted average exercise price of stock options only.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this annual report on Form 10-K.

(a)(2)  Financial Statement Schedules

None required.

(b)  Exhibits
Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated August 7, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.2	Amended and Restated Agreement and Plan of Reorganization, dated August 11, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.3	Amendment No. 1 to the Amended and Restated Agreement and Plan of Reorganization, dated October 26, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc., and Dlorah, Inc. **

3.1	Second Amended and Restated Certificate of Incorporation***

3.2	Amended Bylaws ####

4.1	Specimen Common Stock Certificate***

10.1	Registration Rights Agreement, dated as of November 23, 2009, by and among Camden Learning Corporation and each of H. & E. Buckingham Limited Partnership and Robert D. Buckingham Living Trust. ***

10.2	Registration Rights Agreement, dated as of November 29, 2007, by and among Camden Learning Corporation and certain of the founding stockholders of Camden Learning Corporation. ****

10.3	Form of Restricted Stock Agreement under the registrant’s 2009 Stock Option and Compensation Plan. *****

10.4	National American University Holdings, Inc. 2009 Stock Option and Compensation Plan., as amended. ###

10.5	Employment Agreement between Dlorah, Inc. and Jerry L. Gallentine, amended and restated September 9, 2003, and further amended by the First Amendment to Employment Agreement, dated November 18, 2009. ***

10.6	Employment Agreement between Dlorah, Inc. and Ronald Shape, dated effective as of June 1, 2012. ##

10.7	Joinder to Registration Rights Agreement, dated as of January 12, 2010 between National American University Holdings, Inc. and T. Rowe Price Associates, Inc. on behalf of its investment advisory clients T. Rowe Price Small-Cap Value Fund, Inc. and T. Rowe Price U.S. Equities Trust. #

10.8	Form of Director Indemnification Agreement******

10.9	National American University Holdings, Inc. 2013 Restricted Stock Unit Plan ###

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 101           the following materials from National American University Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015, are formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Balance Sheets, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Stockholders Equity, (d) Consolidated Statements of Cash Flows, and (e) Notes to Annual Consolidated Financial Statements

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

National American University Holdings, Inc.

By:	/s/ Ronald L. Shape
Name:	Ronald L. Shape, Ed. D.
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ David K. Heflin
Name:	David K. Heflin, Ed. D.
Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

Dated as of August 7, 2015.

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of August 7, 2015.

Name	Title

/s/ Robert D. Buckingham	Chairman of the Board of Directors
Robert D. Buckingham

/s/ Jerry L. Gallentine	President and Vice Chairman of the Board of Directors
Jerry L. Gallentine, Ph.D.

/s/ Therese Crane	Director
Therese Crane, Ed.D.

/s/ Jeffery Berzina	Director
Jeffery Berzina

/s/ Thomas D. Saban, Ph.D.	Director
Thomas D. Saban

/s/ Jim Rowan	Director
Jim Rowan

/s/ Richard Halbert	Director
Richard Halbert

/s/ Ronald L. Shape	Chief Executive Officer and Director
Ronald L. Shape, Ed. D.