Form 10-Q
period 2015-08-31
National American University Holdings, Inc.
filed 2015-10-02
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

As of September 30, 2015, 25,184,758 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Balance Sheet as of August 31, 2015 and Condensed Consolidated Balance Sheet as of May 31, 2015	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended August 31, 2015 and August 31, 2014	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2015 and August 31, 2014	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2015 and August 31, 2014	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4.	CONTROLS AND PROCEDURES	23

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	23
ITEM 1A.	RISK FACTORS	23
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25
ITEM 4.	MINE SAFETY DISCLOSURES	25
ITEM 5.	OTHER INFORMATION	25
ITEM 6.	EXHIBITS	25

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF AUGUST 31, 2015 AND CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2015
(In thousands, except share and per share amounts)
	August 31,	May 31,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,653	$23,300
Available for sale investments	3,628	4,102
Student receivables — net of allowance of $1,618 and $1,583 at August 31, 2015 and
May 31, 2015, respectively	4,798	14,358
Other receivables	146	1,195
Income taxes receivable	1,069	0
Deferred income taxes	2,329	2,335
Prepaid and other current assets	1,698	2,151
Total current assets	44,321	47,441
Total property and equipment - net	35,146	36,390
OTHER ASSETS:
Condominium inventory	385	385
Land held for future development	312	312
Course development — net of accumulated amortization of $2,834 and $2,760 at
August 31, 2015 and May 31, 2015, respectively	771	804
Other	1,122	1,212
Total other assets	2,590	2,713
TOTAL	$82,057	$86,544

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$254	$244
Accounts payable	3,202	3,246
Dividends payable	1,140	1,139
Income taxes payable	137	1
Deferred income	865	1,459
Accrued and other liabilities	5,437	6,746
Total current liabilities	11,035	12,835
DEFERRED INCOME TAXES	3,283	3,283
OTHER LONG-TERM LIABILITIES	5,888	6,047
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	11,786	11,853
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,313,740 issued and
25,212,072 outstanding as of August 31, 2015; 28,262,241 issued and 25,191,414
outstanding as of May 31, 2015)	3	3
Additional paid-in capital	58,396	58,336
Retained earnings	11,307	13,751
Treasury stock, at cost (3,101,668 shares at August 31, 2015 and 3,070,827
shares at May 31, 2015)	(19,542)	(19,455)
Accumulated other comprehensive loss, net of taxes - unrealized loss on available
for sale securities	(2)	(1)
Total National American University Holdings, Inc. stockholders' equity	50,162	52,634
Non-controlling interest	(97)	(108)
Total stockholders' equity	50,065	52,526
TOTAL	$82,057	$86,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014
(In thousands, except share and per share amounts)
	Three Months Ended
	August 31,
	2015	2014
REVENUE:
Academic revenue	$22,658	$26,676
Auxiliary revenue	1,716	1,881
Rental income — apartments	275	300
Condominium sales	0	447

Total revenue	24,649	29,304

OPERATING EXPENSES:
Cost of educational services	6,296	7,133
Selling, general and administrative	19,003	18,642
Auxiliary expense	1,266	1,303
Cost of condominium sales	0	368
Gain on disposition of property	0	(1,678)

Total operating expenses	26,565	25,768

OPERATING (LOSS) INCOME	(1,916)	3,536

OTHER INCOME (EXPENSE):
Interest income	19	99
Interest expense	(219)	(229)
Other income — net	42	58

Total other expense	(158)	(72)

(LOSS) INCOME BEFORE INCOME TAXES	(2,074)	3,464

INCOME TAX BENEFIT (EXPENSE)	776	(1,296)

NET (LOSS) INCOME	(1,298)	2,168

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(11)	2

NET (LOSS) INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES	(1,309)	2,170

OTHER COMPREHENSIVE LOSS — Unrealized losses on investments, net of tax	(1)	(5)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY
HOLDINGS, INC.	$(1,310)	$2,165

Basic net (loss) earnings per share attributable to National American University Holdings, Inc.	$(0.05)	$0.09
Diluted net (loss) earnings per share attributable to National American University Holdings, Inc.	$(0.05)	$0.09
Basic weighted average shares outstanding	25,190,039	25,122,423
Diluted weighted average shares outstanding	25,190,039	25,141,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014
(In thousands, except share and per share amounts)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated
		Additional			other		Total
	Common	paid-in	Retained	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	earnings	stock	loss	interest	equity

Balance - May 31, 2014	$3	$59,191	$11,573	$(19,423)	$(3)	$(146)	$51,195
Purchase of 2,411 shares common stock for the treasury	0	0	0	(7)	0	0	(7)
Stock-based compensation expense	0	374	0	0	0	0	374
Dividends declared ($0.045 per share)	0	0	(1,132)	0	0	0	(1,132)
Net income	0	0	2,170	0	0	(2)	2,168
Other comprehensive loss, net of tax	0	0	0	0	(5)	0	(5)
Balance - August 31, 2014	$3	$59,565	$12,611	$(19,430)	$(8)	$(148)	$52,593

Balance - May 31, 2015	$3	$58,336	$13,751	$(19,455)	$(1)	$(108)	$52,526
Purchase of 30,841 shares common stock for the treasury	0	0	0	(87)	0	0	(87)
Stock-based compensation expense	0	60	0	0	0	0	60
Dividends declared ($0.045 per share)	0	0	(1,135)	0	0	0	(1,135)
Net loss	0	0	(1,309)	0	0	11	(1,298)
Other comprehensive loss, net of tax	0	0	0	0	(1)	0	(1)
Balance - August 31, 2015	$3	$58,396	$11,307	$(19,542)	$(2)	$(97)	$50,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014
(In thousands)

	Three Months Ended
	August 31,	August 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,298)	$2,168
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization	1,423	1,582
Gain on disposition of property and equipment	0	(1,678)
Provision for uncollectable tuition	1,870	1,101
Noncash compensation expense	60	374
Deferred income taxes	6	(18)
Changes in assets and liabilities:
Student and other receivables	8,739	12,839
Prepaid and other current assets	453	(29)
Condominium inventory	0	367
Other assets	88	(16)
Income taxes receivable/payable	(933)	223
Accounts payable	(21)	772
Deferred income	(594)	(133)
Accrued and other liabilities	(1,310)	(1,646)
Other long-term liabilities	(159)	(121)

Net cash flows provided by operating activities	8,324	15,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(1,416)	(20,695)
Proceeds from sale of available for sale investments	1,889	8,245
Purchases of property and equipment	(128)	(707)
Proceeds from sale of property and equipment	0	3,464
Course development	(41)	(24)
Payments received on contract for deed	1	4
Payments received on note receivable	0	1,390
Other	2	2

Net cash flows provided by (used in) investing activities	307	(8,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(57)	(47)
Purchase of treasury stock	(87)	(7)
Dividends paid	(1,134)	(1,130)

Net cash flows used in financing activities	(1,278)	(1,184)

		(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014
(In thousands)

	Three Months Ended
	August 31,	August 31,
	2015	2014

NET INCREASE IN CASH AND CASH EQUIVALENTS	$7,353	$6,280

CASH AND CASH EQUIVALENTS — Beginning of year	23,300	4,154

CASH AND CASH EQUIVALENTS — End of period	$30,653	$10,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash (received) paid for income taxes	$(152)	$1,091
Cash paid for interest	$219	$222
Property and equipment purchases included in accounts payable	$1	$174
Dividends declared and unpaid at August 31, 2015 and 2014	$1,140	$1,132

		(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND AUGUST 31, 2014
(In thousands, except share and per share amounts)

1.	STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills.  The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2015, was derived from the audited consolidated financial statements for the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Annual Report Form 10-K for the year ended May 31, 2015, filed on August 7, 2015.  Furthermore, the results of operations and cash flows for the three month periods ended August 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

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

The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelor’s, master’s and doctoral degree programs in allied health, nursing, legal studies, education, business, accounting and information technology. The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

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

The Company signed a contract for deed on its former Rapid City campus on March 28, 2013 for $4,000 (see Note 5 for capital lease on new campus).  The sale did not meet the accounting requirements to be consummated and was not recorded at that time.  On July 11, 2014, the contract for deed was settled.  The Company collected the outstanding proceeds, which included $3,230 principal and $85 of interest that was offset by $59 of lease-back payments and maintenance expenses related to the long-term operating lease.  All remaining liens on the property were released and deemed sold, resulting in a gain of $1,743.

5.	CAPITAL LEASE OBLIGATION

As part of ongoing operations, the Company entered into a capital lease arrangement for additional space that houses the corporate headquarters, distance learning operations, and the new Rapid City campus operations.  During the year ended May 31, 2014, the Company increased its capital lease obligation by $2,000 to account for tenant improvements.  The Company initially paid for the improvements and reached an agreement with the lessor to be reimbursed for the amount under the terms of a $2,000 note receivable.  The note receivable required monthly payments of $14 at 6% that directly offset the monthly payments to the lessor under the capital lease obligation.  In June 2014, the landlord of the property paid the $1,390 remaining balance of the note receivable.

6.	STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001.  Of the authorized shares, 25,212,072 and 25,191,414 shares of common stock were outstanding as of August 31, 2015 and May 31, 2015, respectively.  No shares of preferred stock or class A common stock were outstanding at August 31, 2015.

Stock Repurchase Plan

On August 6, 2015, the Company’s Board of Directors authorized the repurchase of up to $1.25 million of the Company’s outstanding common stock in both open market and privately negotiated transactions. The plan is authorized for a period of one year from August 10, 2015.  The timing and actual number of shares purchased depends on a variety of factors such as price, corporate and regulatory requirements, and other prevailing market conditions.  During the fiscal quarter ended August 31, 2015, the Company repurchased 30,007 shares for $84 under this authorization.

Stock-Based Compensation

At August 31, 2015, the Company had 1,462,261 shares available for future grants under its stock-based compensation plans.  The Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. In addition, the Company settles a portion of the compensation of the Chief Executive Officer in stock, which totaled $27 for the quarter ended August 31, 2015. These issuances reduce the shares available for future grants under the plans.

Restricted stock

The Company has 42,155 nonvested restricted stock shares with a weighted average grant date fair value of $3.11 per share outstanding at August 31, 2015.  Unrecognized compensation expense associated with these shares totals $18 with a remaining amortization life of 1.7 months.  There were no restricted stock awards granted nor any restricted stock shares vested during the quarter ended August 31, 2015.  Stock compensation expense totaling $33 was recorded in the income statement during the quarter ended August 31, 2015.

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option pricing model. The Company recognizes the expense for grants of stock options on a straight-line basis in the consolidated statements of operations as operating expense based on their fair value over the requisite service period.

There were no stock options issued or exercised in the quarter ended August 31, 2015.  Stock options for 8,875 shares of common stock with a weighted average exercise price of $4.45 were forfeited during the quarter ended August 31, 2015.  At August 31, 2015, stock options for 69,875 shares were outstanding and exercisable with a weighted average exercise price of $6.58 and a weighted average remaining life of 6.7 years.  There was no intrinsic value associated with the stock options at August 31, 2015.

Dividends

The following table presents details of the Company’s fiscal 2016 and 2015 dividend payments:

Date declared	Record date	Payment date	Per share
April 7, 2014	June 30, 2014	July 11, 2014	$0.0450
August 11, 2014	September 30, 2014	October 10, 2014	$0.0450
October 6, 2014	December 31, 2014	January 16, 2015	$0.0450
January 24, 2015	March 31, 2015	April 17, 2015	$0.0450
April 13, 2015	June 30, 2015	July 10, 2015	$0.0450
August 10, 2015	September 30, 2015	(est) October 9, 2015	$0.0450

7.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended
	August 31,
	2015	2014
Numerator:
Net (loss) income attributable to National American University Holdings, Inc.	$(1,309)	$2,170
Denominator:
Weighted average shares outstanding used to compute basic net income per
common share	25,190,039	25,122,423
Incremental shares issuable upon the assumed exercise of stock options	0	0
Incremental shares issuable upon the assumed vesting of restricted shares	0	18,957
Common shares used to compute diluted net income per share	25,190,039	25,141,380
Basic net (loss) income per common share	$(0.05)	$0.09

Diluted net (loss) income per common share	$(0.05)	$0.09

A total of 69,875 and 73,750 shares of common stock subject to issuance upon exercise of stock options for the three months ended August 31, 2015 and 2014, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

For the three months ended August 31, 2015, the effect of 42,155 restricted shares outstanding (30,541 shares potential dilutive impact) has been excluded from the calculation of diluted EPS because the net loss position would make them anti-dilutive.

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

9.	FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
August 31, 2015

Investments:
Certificates of deposit	$0	$3,628	$0	$3,628
Money market accounts included in cash equivalents	746	0	0	746

Total assets at fair value	$746	$3,628	$0	$4,374

May 31, 2015

Investments:
Certificates of deposit	$244	$3,858	$0	$4,102
Money market accounts included in cash equivalents	269	0	0	269

Total assets at fair value	$513	$3,858	$0	$4,371

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

Fair value of financial instruments:  The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, receivables, payables, and capital lease payables.  The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments.  CD’s and money market accounts are recorded at fair values as indicated in the preceding disclosures.  The estimated fair value of capital lease obligations is $12,040 and $12,097 at August 31, 2015 and May 31, 2015, respectively, which approximates book value.

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

	Three months ended August 31, 2015			Three months ended August 31, 2014
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$22,658	$0	$22,658	$26,676	$0	$26,676
Auxiliary revenue	1,716	0	1,716	1,881	0	1,881
Rental income — apartments	0	275	275	0	300	300
Condominium sales	0	0	0	0	447	447
Total revenue	24,374	275	24,649	28,557	747	29,304
Operating expenses:
Cost of educational services	6,296	0	6,296	7,133	0	7,133
Selling, general &administrative	18,625	378	19,003	18,133	509	18,642
Auxiliary expense	1,266	0	1,266	1,303	0	1,303
Cost of condominium sales	0	0	0	0	368	368
Loss (gain) on disposition of
property	0	0	0	113	(1,791)	(1,678)
Total operating expenses	26,187	378	26,565	26,682	(914)	25,768
(Loss) income from operations	(1,813)	(103)	(1,916)	1,875	1,661	3,536
Other income (expense):
Interest income	18	1	19	10	89	99
Interest expense	(219)	0	(219)	(221)	(8)	(229)
Other income - net	0	42	42	0	58	58
Total other (expense) income	(201)	43	(158)	(211)	139	(72)
(Loss) income before taxes	$(2,014)	$(60)	$(2,074)	$1,664	$1,800	$3,464

	As of August 31, 2015			As of August 31, 2014
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$73,517	$8,540	$82,057	$76,269	$12,120	$88,389

11.	SUBSEQUENT EVENTS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on August 7, 2015 and its other filings with the SEC. The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelor’s, master’s and doctoral degree programs in allied health, nursing, legal studies, education, business, accounting  and information technology. Operations include 37 locations, including educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas, a distance learning service center in Texas, and distance learning operations and central administration offices in Rapid City, South Dakota.

As of August 31, 2015, NAU had 1,326 students enrolled at its physical locations, 5,608 students for its online programs, and 1,205 students that attended physical campus hybrid learning locations and also took classes online.  NAU supports the instruction of approximately 3,000 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1% of our revenues for the quarter ended August 31, 2015.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the three months ended August 31, 2015, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue for the three months ended August 31, 2015 came from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and services are performed.

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

We record deferred income for prepaid academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the three months ended August 31, 2015 and 2014 were 7.6% and 3.8%, respectively.

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

The following chart is a summary of our student enrollment on August 31, 2015 and 2014, by degree type and by instructional delivery method:

	August 31, 2015 (Summer ‘16 Qtr)	August 31, 2014 (Summer ‘15 Qtr)	% Change for same quarter over prior year
	Number of Students	Number of Students
Continuing Ed	116	104	11.5%
Doctoral	77	37	108.1%
Graduate	242	278	(12.9)%
Undergraduate and Diploma	7,704	9,511	(19.0)%

Total	8,139	9,930	(18.0)%

On-Campus	1,326	2,213	(40.1)%
Online	5,608	6,201	(9.6)%
Hybrid	1,205	1,516	(20.5)%

Total	8,139	9,930	(18.0)%

We experienced an 18.0% decline in enrollment in the summer term 2015 as compared to the summer term 2014 due to lower market demand among our targeted student demographic. This decline was across all degree programs and course delivery methods with the exception of continuing education and the doctoral program. We believe our investment to expand academic programming and our strategic plan will be critical in returning to the growth and results of operations that we have seen over the recent years.

We plan to continue expanding and developing our academic programming focusing on growth at our 37 existing locations and potentially making acquisitions. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate positive enrollment trends. Our ability to maintain or increase enrollment will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which we are able to increase enrollment will be correlated with the opening of additional physical locations, the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through acquisitions. If market conditions decline or if we are unable to open new physical locations, develop or expand academic programming or make acquisitions, whether as a result of regulatory limitations or other factors, our enrollment rate will likely return to more historic levels.

Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expense, the cost of condominium sales, and the gain/loss on disposition of property and equipment. Cost of educational services expenses contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, expenses related to expansion and development of academic programs and physical locations, as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property and equipment expense records the cost incurred or income received in the disposal of assets that are no longer used by us.

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

Department of Education Rulemaking

On July 9, 2015, the U.S. Department of Education (the “Department of Education”) published proposed regulations to establish a new Pay As You Earn Repayment Plan for those not covered by the existing Pay As You Earn Repayment Plan in the Federal Direct Loan Program, and also to establish procedures for Federal Family Education Loan Program loan holders to use to identify U.S. military servicemembers who may be eligible for a lower interest rate on their federal student loans under the Servicemembers Civil Relief Act.  Final regulations are anticipated by November 1, 2015, and would be effective July 1, 2016.

On August 20, 2015, the Department of Education announced its intention to convene a new negotiated rulemaking committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program (“borrower defenses”) and the consequences of such borrower defenses for borrowers, institutions, and the Department of Education.  The Department of Education further announced that this rulemaking process is intended to address (1) the procedures to be used for a borrower to establish a defense to repayment; (2) the criteria that the Department of Education will use to identify acts or omissions of an institution that constitute defenses to repayment of Federal Direct Loans; (3) the standards and procedures that the Department of Education will use to determine the liability of the institution participating in the Federal Direct Loan Program for amounts based on borrower defenses; and (4) the effect of borrower defenses on institutional capability assessments.  The Department of Education held two public hearings on these proposed rulemaking topics in September 2015.  We are unable to predict when the Department of Education will convene this new negotiated rulemaking committee or ultimately issue regulations on these topics, the result of any other current or future rulemaking or the impact of such rulemakings on our business.

Results of Operations — Three Months Ended August 31, 2015 Compared to Three Months Ended August 31, 2014

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended August 31, 2015 In percentages		Three Months Ended August 31, 2014 In percentages
Total revenue	100.0%		100.0%
Operating expenses:
Cost of educational services	25.6		24.3
Selling, general and administrative	77.1		63.6
Auxiliary expense	5.1		4.4
Cost of condominium sales	0.0		1.3
Gain on disposition of property	0.0		(5.7)
Total operating expenses	107.8		87.9
Operating (loss) income	(7.8)		12.1
Interest income	0.1		0.3
Interest expense	(0.9)		(0.8)
Other income - net	0.2		0.2
(Loss) income before income taxes	(8.4)		11.8
Income tax benefit (expense)	3.1		(4.4)
Net income attributable to non-controlling interest	0.0		0.0
Net (loss) income attributable to the Company	(5.3	) %	7.4%

For the three months ended August 31, 2015, our total revenue was $24.6 million, a decrease of $4.7 million or 15.9%, as compared to total revenue of $29.3 million for the same period in 2014.  The change was primarily due to a decrease in average enrollments of 18.0% for the three months ended August 31, 2015 over the prior year due to lower market demand among our targeted student demographic.  Our revenue for the three months ended August 31, 2015 consisted of $24.3 million from our NAU operations and $0.3 million from our other operations.

Total operating expenses were $26.6 million or 107.8% of total revenue for the three months ended August 31, 2015, which is an increase of $0.8 million compared to the same period in 2014.  Loss from operations was $1.9 million or (7.8)% of total revenue for the three months ended August 31, 2015, which is a decrease of $5.5 million compared to the income from operations for same period in 2014.  Net loss attributable to the Company was $1.3 million or (5.3)% of total revenue for the three months ended August 31, 2015 as compared to net income of $2.2 million or 7.4% of total revenue for the three months ended August 31, 2014.

Net income for the three months ended August 31, 2015 decreased by $3.5 million as compared to the same period in 2014 due to $4.7 million lower revenue and a $0.4 million increase in selling, general and administrative expenses.  This increase was partially due to a $0.8 million increase in the provision for uncollectable tuition, offset by continuing cost cutting initiatives to better align with the decreasing enrollments and needs of the Company. Additionally, the Company recognized gains in the prior year quarter as a result of non-recurring transactions. During the three months ended August 31, 2014, the Company sold property resulting in a gain of $1.7 million and recognized a gain from a change in estimated retirement plan contributions of $0.7 million.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended August 31, 2015 In percentages		Three Months Ended August 31, 2014 In percentages
Total revenue	100.0%		100.0%
Operating expenses:
Cost of educational services	25.8		25.0
Selling, general and administrative	76.4		63.5
Auxiliary expense	5.2		4.5
Loss on disposition of property	0.0		0.4
Total operating expenses	107.4		93.4
Operating (loss) income	(7.4)		6.6
Interest income	0.0		0.0
Interest expense	(0.9)		(0.8)
Other income - net	0.0		0.0
(Loss) income before income taxes and non-controlling interest	(8.3	) %	5.8%

Total revenue.  The total revenue for NAU for the three months ended August 31, 2015 was $24.3 million, a decrease of $4.2 million or 14.6% as compared to total revenue of $28.6 million for the same period in 2014.  The decrease was primarily due to the average enrollment decrease of 18.0% for the three months ended August 31, 2015 as compared to the same period in 2014, partially offset by a 2.5% tuition increase. The enrollment decrease is due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the three months ended August 31, 2015 was $22.7 million, a decrease of $4.0 million or 15.1%, as compared to academic revenue of $26.7 million for the same period in 2014.  The decrease was primarily due to lower enrollments over the prior year.  Auxiliary revenue for the three months ended August 31, 2015 was $1.7 million, a decrease of $0.2 million or 8.8%, as compared to auxiliary revenue of $1.9 million for the same period in 2014.  This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services.  The educational services expense for the three months ended August 31, 2015 decreased $0.8 million, to $6.3 million in the current year quarter as compared to $7.1 million for the same period in 2014. The educational services expense as a percentage of total revenue increased by 0.8 percentage points for the three months ended August 31, 2015, to 25.8%, as compared to 25.0% for the same period in 2014.  This percentage increase was largely a result of fixed costs, such as facility expenses, being compared to a decreasing revenue base.

Selling, general and administrative expenses.  The selling, general and administrative expenses as a percentage of net revenue increased by 12.9 percentage points for the three months ended August 31, 2015, to 76.4%, as compared to 63.5% for the same period in 2014.  The selling, general and administrative expenses for the three months ended August 31, 2015 were $18.6 million, an increase of $0.5 million, or 2.7%, as compared to selling, general and administrative expenses of $18.1 million for the same period in 2014.  The increase was largely due to a $0.8 million increase in the provision for uncollectable tuition.  We continue to work to identify cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

Liquidity and Capital Resources

Liquidity.  At August 31, 2015, and May 31, 2015, cash, cash equivalents and marketable securities were $34.3 million and $27.4 million, respectively.  Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in money market funds and certificates of deposit.  Of the amounts listed above, the marketable securities at August 31, 2015 and May 31, 2015 were $3.6 million and $4.1 million, respectively.

We maintain one line of credit to support ongoing operations.  This line of credit is available to support timing differences between inflows and outflows of cash.  During the first three months of fiscal year 2016 ended August 31, 2015, the line of credit was not utilized.  We retain this $3.0 million revolving line of credit with Great Western Bank.  Advances under the line bear interest at a variable rate based on prime and are unsecured.  There were no advances outstanding against this line at August 31, 2015 and May 31, 2015.

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

Operating Activities. Net cash provided by operating activities for the three months ended August 31, 2015 and 2014 were $8.3 million and $15.8 million, respectively. This decrease is primarily due to a decrease in net income and a higher collection of receivables in the prior quarter.  The decrease in net income was largely driven by lower revenue resulting from decreased enrollment due to lower market demand among our targeted student demographic.  This enrollment reduction is due, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.  The operating cash inflow for both quarterly periods is primarily due to the collection of our student and other receivables from the spring term that were received during the summer term.

Investing Activities.  Net cash provided by investing activities was $0.3 million for the three months ended August 31, 2015, as compared to net cash used of $8.3 million for the three months ended August 31, 2014.  The cash used by investing activities in the prior year quarter was primarily related to the selling and buying of investments, which resulted in net sales of $12.5 million in fiscal 2015. The fiscal 2015 investment spending was offset by a $3.0 million increase in proceeds from the sale of property plant and equipment primarily related to settlement of the contract for deed on our former Rapid City campus and the $1.4 million collection of a tenant improvement allowance.

Financing Activities.  Net cash used by financing activities was $1.3 million and $1.2 million for the three months ended August 31, 2015 and 2014 respectively.  The increase of $0.1 million is primarily due to the $0.1 million acquisition of stock under the share repurchase plan approved in August 2015.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2015 was disclosed in our fiscal year 2015 Annual Report on Form 10-K. During the three months ended August 31, 2015, there were no material changes to this previously disclosed information outside the ordinary course of business.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three month period ended August 31, 2015.  We increase tuition (usually once a year) to assist in offsetting inflationary impacts without creating a hardship for students.  Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff.  There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At August 31, 2015, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

If our student loan default rates rise too high, we could lose our eligibility to participate in Title IV programs.

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels.  If the U.S. Department of Education (the “Department of Education”) notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 30% or greater, then the institution’s participation in the Federal Direct Loan and Pell Grant programs ends 30 days after that notification, unless the institution appeals that determination in a timely manner on specified grounds and according to specified procedures.  In addition, an institution’s participation in the Federal Direct Loan programs ends 30 days after notification by the Department of Education that the institution’s most recent cohort default rate is greater than 40%, unless the institution appeals that determination in a timely manner on specified grounds and according to specified procedures.  An institution whose participation ends under either of these provisions may not participate in the Federal Direct Loan and Pell Grant programs, as applicable, for the remainder of the fiscal year in which the institution receives the notification and for the next two federal fiscal years.

On September 28, 2015, we received notice from the Department of Education that our final, official cohort default rate for students who entered repayment during the federal fiscal year ended September 30, 2012, measured over three federal fiscal years of borrower repayment, was 20.6%. We may lose our eligibility to participate in Title IV programs if our student loan default rates are too high.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Issuer Purchases of Equity Securities.

The following table summarizes shares of common stock the Company repurchased during the quarter ended August 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
June 1, 2015 – June 30, 2015	834	$2.91	--	--
July 1, 2015 – July 31, 2015	0	--	--	--
August 1, 2015 –August 31, 2015	30,007	$2.82	30,007	$1,166,000

(1) On August 6, 2015, the Company announced that its Board of Directors authorized the Company to repurchase up to $1.25 million of its outstanding common stock in open market or privately negotiated transactions.  The plan will expire one year from August 10, 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.1	Named Executive Officer Compensation Plan, effective June 1, 2015*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

* Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on June 2, 2015.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National American University Holdings, Inc. (Registrant)

Dated: October 2, 2015	By:	/s/Ronald L. Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer

By:	/s/ David K. Heflin
David K. Heflin, Ed. D.
Chief Financial Officer

Exhibit Index

Exhibit                     Description

10.1	Named Executive Compensation Plan, effective June 1, 2015*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

* Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on June 2, 2015.