Form 10-Q
period 2015-11-30
National American University Holdings, Inc.
filed 2016-01-08
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of December 31, 2015, 24,121,879 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheet as of November 30, 2015 and Condensed Consolidated Balance Sheet as of May 31, 2015	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended November 30, 2015 and November 30, 2014	5
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2015 and November 30, 2014	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2015 and November 30, 2014	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 4.	CONTROLS AND PROCEDURES	34

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	34
ITEM 1A.	RISK FACTORS	34
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	36
ITEM 4.	MINE SAFETY DISCLOSURES	36
ITEM 5.	OTHER INFORMATION	36
ITEM 6.	EXHIBITS	37

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 2015 AND CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2015
(In thousands, except share and per share amounts)
	November 30,	May 31,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,961	$23,300
Available for sale investments	4,115	4,102
Student receivables — net of allowance of $1,345 and $1,583 at November 30, 2015 and
May 31, 2015, respectively	5,032	14,358
Other receivables	1,617	1,195
Income taxes receivable	2,772	0
Deferred income taxes	2,300	2,335
Prepaid and other current assets	2,451	2,151
Total current assets	40,248	47,441
Total property and equipment - net	34,195	36,390
OTHER ASSETS:
Condominium inventory	621	385
Land held for future development	312	312
Course development — net of accumulated amortization of $2,907 and $2,760 at
November 30, 2015 and May 31, 2015, respectively	756	804
Other	1,063	1,212
Total other assets	2,752	2,713
TOTAL	$77,195	$86,544

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$265	$244
Accounts payable	3,205	3,246
Dividends payable	1,100	1,139
Income taxes payable	201	1
Deferred income	788	1,459
Accrued and other liabilities	5,235	6,746
Total current liabilities	10,794	12,835
DEFERRED INCOME TAXES	3,283	3,283
OTHER LONG-TERM LIABILITIES	5,728	6,047
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	11,717	11,853
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,417,499 issued and
24,324,391 outstanding as of November 30, 2015; 28,262,241 issued and 25,191,414
outstanding as of May 31, 2015)	3	3
Additional paid-in capital	58,692	58,336
Retained earnings	9,036	13,751
Treasury stock, at cost (4,093,108 shares at November 30, 2015 and 3,070,827
shares at May 31, 2015)	(21,965)	(19,455)
Accumulated other comprehensive loss, net of taxes - unrealized loss on available
for sale securities	(4)	(1)
Total National American University Holdings, Inc. stockholders' equity	45,762	52,634
Non-controlling interest	(89)	(108)
Total stockholders' equity	45,673	52,526
TOTAL	$77,195	$86,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(In thousands, except share and per share amounts)
	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
REVENUE:
Academic revenue	$46,251	$54,809	$23,593	$28,133
Auxiliary revenue	3,581	4,093	1,865	2,212
Rental income — apartments	556	593	281	293
Condominium sales	0	447	0	0

Total revenue	50,388	59,942	25,739	30,638

OPERATING EXPENSES:
Cost of educational services	13,128	14,210	6,832	7,077
Selling, general and administrative	37,808	35,943	18,805	17,301
Auxiliary expense	2,663	2,865	1,397	1,562
Cost of condominium sales	0	368	0	0
Loss (gain) on disposition of property	63	(1,678)	63	0

Total operating expenses	53,662	51,708	27,097	25,940

OPERATING (LOSS) INCOME	(3,274)	8,234	(1,358)	4,698

OTHER INCOME (EXPENSE):
Interest income	44	111	25	12
Interest expense	(437)	(451)	(218)	(222)
Other income — net	88	100	46	42

Total other expense	(305)	(240)	(147)	(168)

(LOSS) INCOME BEFORE INCOME TAXES	(3,579)	7,994	(1,505)	4,530

INCOME TAX BENEFIT (EXPENSE)	1,111	(2,986)	335	(1,690)

NET (LOSS) INCOME	(2,468)	5,008	(1,170)	2,840

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING
INTEREST	(19)	(12)	(8)	(14)

NET (LOSS) INCOME ATTRIBUTABLE TO NATIONAL AMERICAN
UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	(2,487)	4,996	(1,178)	2,826

OTHER COMPREHENSIVE (LOSS) INCOME — Unrealized (losses)
gains on investments, net of tax	(3)	1	(2)	6

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(2,490)	$4,997	$(1,180)	$2,832

Basic net (loss) earnings per share attributable to
National American University Holdings, Inc.	$(0.10)	$0.20	$(0.05)	$0.11
Diluted net (loss) earnings per share attributable to
National American University Holdings, Inc.	$(0.10)	$0.20	$(0.05)	$0.11
Basic weighted average shares outstanding	25,177,155	25,136,778	25,164,128	25,151,291
Diluted weighted average shares outstanding	25,177,155	25,157,424	25,164,128	25,166,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(In thousands, except share and per share amounts)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated
		Additional			other		Total
	Common	paid-in	Retained	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	earnings	stock	loss	interest	equity

Balance - May 31, 2014	$3	$59,191	$11,573	$(19,423)	$(3)	$(146)	$51,195
Purchase of 6,224 shares common stock for the treasury	0	0	0	(19)	0	0	(19)
Share based compensation expense	0	(978)	0	0	0	0	(978)
Dividends declared ($0.045 per share)	0	0	(2,267)	0	0	0	(2,267)
Net income	0	0	4,996	0	0	12	5,008
Other comprehensive income, net of tax	0	0	0	0	1	0	1
Balance - November 30, 2014	$3	$58,213	$14,302	$(19,442)	$(2)	$(134)	$52,940

Balance - May 31, 2015	$3	$58,336	$13,751	$(19,455)	$(1)	$(108)	$52,526
Purchase of 1,022,281 shares common stock for the treasury	0	0	0	(2,510)	0	0	(2,510)
Share based compensation expense	0	356	0	0	0	0	356
Dividends declared ($0.045 per share)	0	0	(2,228)	0	0	0	(2,228)
Net (loss) income	0	0	(2,487)	0	0	19	(2,468)
Other comprehensive income, net of tax	0	0	0	0	(3)	0	(3)
Balance - November 30, 2015	$3	$58,692	$9,036	$(21,965)	$(4)	$(89)	$45,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(In thousands)

	Six Months Ended
	November 30,	November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,468)	$5,008
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,843	3,115
Loss (gain) on disposition of property and equipment	63	(1,678)
Provision for uncollectable tuition	3,160	2,063
Noncash compensation expense	356	(978)
Deferred income taxes	35	352
Changes in assets and liabilities:
Student and other receivables	5,744	10,513
Prepaid and other current assets	(300)	(200)
Condominium inventory	(236)	367
Other assets	135	(21)
Income tax receivable/payable	(2,572)	594
Accounts payable	(192)	295
Deferred income	(671)	(71)
Accrued and other liabilities	(1,514)	302
Other long-term liabilities	(319)	(240)

Net cash flows provided by operating activities	4,064	19,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(3,648)	(22,141)
Proceeds from sale of available for sale investments	3,632	25,232
Purchases of property and equipment	(417)	(1,040)
Proceeds from sale of property and equipment	4	3,464
Course development	(99)	(60)
Payments received on contract for deed	3	157
Payments received on note receivable	0	1,390
Other	14	9

Net cash flows (used in) provided by investing activities	(511)	7,011

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(115)	(97)
Purchase of treasury stock	(2,510)	(19)
Dividends paid	(2,267)	(2,266)

Net cash flows used in financing activities	(4,892)	(2,382)

		(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(In thousands except share data)

	Six Months Ended
	November 30,	November 30,
	2015	2014

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(1,339)	$24,050

CASH AND CASH EQUIVALENTS — Beginning of year	23,300	4,154

CASH AND CASH EQUIVALENTS — End of period	$21,961	$28,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$1,426	$2,041
Cash paid for interest	$437	$444
Property and equipment purchases included in accounts payable	$175	$-
Dividends declared and unpaid at November 30, 2015 and 2014	$1,100	$1,135

		(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015 AND NOVEMBER 30, 2014
(In thousands, except share and per share amounts)

1.	STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills.  The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2015, was derived from the audited consolidated financial statements for the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Annual Report Form 10-K for the year ended May 31, 2015, filed on August 7, 2015.  Furthermore, the results of operations and cash flows for the six month periods ended November 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

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

The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, masters and doctoral degree programs in allied health, legal studies, education, business, accounting and information technology. The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

3.	RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, provides more useful information to users of the consolidated financial statements through improved disclosure requirements, and simplifies the preparation of the consolidated financial statements by reducing the number of requirements to which an entity must refer.   The ASU outlines five steps to achieve proper revenue recognition: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation.  This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  This standard will be effective for the Company’s fiscal year 2019 in the first quarter ending August 31, 2018.  The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which no longer requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  Instead, deferred tax liabilities and assets will be classified as noncurrent.  For public business entities, this update will be effective for financial statements issued for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The Company has elected early adoption and will implement the accounting update effective for the Company’s fiscal year 2017 in the first quarter ending August 31, 2016.  This accounting update will require reclassification of all current deferred tax liabilities and assets to noncurrent in the consolidated balance sheets, which will have an immaterial impact on the Company’s consolidated financial statements.

4.	CONTRACT FOR DEED

The Company signed a contract for deed on its former Rapid City campus on March 28, 2013 for $4,000 (see Note 5 for capital lease on new campus).  The sale did not meet the accounting requirements to be consummated and was not recorded at this time.  On July 11, 2014, the contract for deed was settled.  The Company collected the outstanding proceeds, which included $3,230 principal and $85 of interest that was offset by $59 of lease-back payments and maintenance expenses related to the long-term operating lease.  All remaining liens on the property were released and deemed sold, resulting in a gain of $1,743.

5.	CAPITAL LEASE OBLIGATION

As part of ongoing operations, the Company entered into a capital lease arrangement for additional space that houses the corporate headquarters, distance learning operations, and the new Rapid City campus operations (see Note 4).  During the year ended May 31, 2014, the Company increased its capital lease obligation by $2,000 to account for tenant improvements.  The Company initially paid for the improvements and reached an agreement with the lessor to be reimbursed for the amount under the terms of a $2,000 note receivable.  The note receivable required monthly payments of $14 at 6% that directly offset the monthly payments to the lessor under the capital lease obligation.  In June 2014, the landlord of the property paid the $1,390 remaining balance of the note receivable.

6.	STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001.  Of the authorized shares, 24,324,391 and 25,191,414 shares of common stock were outstanding as of November 30, 2015 and May 31, 2015, respectively.  No shares of preferred stock or Class A common stock were outstanding at November 30, 2015.

Stock Repurchase Plan

On August 6, 2015, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s outstanding common stock in both open market and privately negotiated transactions, for aggregate consideration not to exceed $1.25 million. The plan is authorized for a period of one year from August 10, 2015.  The timing and actual number of shares purchased depends on a variety of factors such as price, corporate and regulatory requirements, and other prevailing market conditions.

During the three and six months ended November 30, 2015, the Company repurchased 121,062 shares for $332 and 151,069 shares for $416, respectively, under this authorization.  In addition, during the three months ended November 30, 2015, the Company repurchased 853,073 shares of its outstanding common stock for $2,039 from a single unrelated shareholder.  This repurchase was approved by the Company’s Board of Directors and was separate from the August 6, 2015 repurchase authorization.

During the six months ended November 30, 2015 and 2014, $55 and $19, respectively, of additions to treasury stock resulted from the settlement of stock-based compensation.  During the three months ended November 30, 2015 and 2014, $52 and $12, respectively, of additions to treasury stock resulted from the settlement of stock-based compensation.

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants.  A total of 1,300,000 shares were authorized by the Plan.  At November 30, 2015, 465,027 shares of common stock remain available for issuance under the Plan.

In October 2013, the Company’s Board of Directors adopted the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan.  At November 30, 2015, 596,500 shares of common stock remain available for issuance under the 2013 Plan.

Restricted stock

During the three months ended November 30, 2015, the Company awarded 40,485 restricted stock awards with time based vesting at a grant date fair value of $2.47 per share to members of the board of directors.  Shares vest one year from the grant date and require board service for the entire year.

Compensation expense in the consolidated statements of operations associated with restricted stock awards totaled $33 and $66, respectively, for the three and six month periods ended November 30, 2015.  At November 30, 2015, the unamortized compensation cost of these restricted stock awards totaled $86.  The unamortized cost is expected to be recognized over a weighted-average period of 0.9 years as of November 30, 2015.

A summary of restricted share awards activity as of November 30, 2015 and the changes during the six months then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2015	42,155	$3.11
Granted	40,485	2.47
Vested	(42,155)	3.11
Forfeited	-	-
Non-vested shares at November 30, 2015	40,485	$2.47

In addition to the restricted stock awards with time vesting above, during the three months ended November 30, 2015, the Company, under the 2013 Plan, issued 187,500 restricted stock units (“RSUs”) with performance based vesting.  The number of shares to be earned is determined by the Company’s profitability during the fiscal year ending May 31, 2016.  The grant date fair value of the restricted stock units is $3.06 per share with a total fair value of $574.  Management at this time believes the performance objectives will not be attained and, as a result, no compensation cost has been recorded in the consolidated statements of operations.

Unrestricted stock

Unrestricted stock is issued to certain employees in settlement of a portion of their salaries and bonuses.  Compensation expense in the consolidated statements of operations associated with these unrestricted stock issuances totaled $190 and $217, respectively, for the three and six month periods ended November 30, 2015.

Stock options

During the three months ended November 30, 2015, the Company granted stock options to purchase 148,475 shares of stock; 50% of the stock options vested on the issuance date and the remaining 50% vests at the end of the current fiscal year.  The following assumptions were used to determine fair value of the stock options awarded:

Assumptions used:	For the three and six months ended November 30, 2015
Expected term (in years)	5.75
Expected volatility	50.40%
Weighted average risk free interest rate	1.54%
Weighted average risk free interest rate range	1.54%
Weighted average expected dividend	5.92%
Weighted average expected dividend range	5.92%
Weighted average fair value	$0.84

A summary of option activity under the Plan as of November 30, 2015 and changes during the six months then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at May 31, 2015	78,750	$6.34	7.1	$0
Granted	148,475	3.06
Exercised	0	0
Forfeited or canceled	(13,875)	3.95
Outstanding at November 30, 2015	213,350	$4.21	8.8	$0
Exercisable at November 30, 2015	144,113	$4.77	8.2	$0

The Company recorded compensation expense for stock options of $73 for the three and six month periods ended November 30, 2015, in the consolidated statements of operations.  As of November 30, 2015, there was $52 of unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan to be amortized over 0.5 years.

The Company plans to issue new shares as settlement of options exercised.

Dividends

The following table presents details of the Company’s fiscal 2016 and 2015 dividend payments:

Date declared	Record date	Payment date	Per share
April 7, 2014	June 30, 2014	July 11, 2014	$ 0.0450
August 11, 2014	September 30, 2014	October 10, 2014	$ 0.0450
October 6, 2014	December 31, 2014	January 16, 2015	$ 0.0450
January 24, 2015	March 31, 2015	April 17, 2015	$ 0.0450
April 13, 2015	June 30, 2015	July 10, 2015	$ 0.0450
August 10, 2015	September 30, 2015	October 9, 2015	$ 0.0450
October 5, 2015	December 31, 2015	(est) January 15, 2016	$ 0.0450

7.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Six months ended		Three months ended
	November 30,		November 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income attributable to National American
University Holdings, Inc.	$(2,487)	$4,996	$(1,178)	$2,826
Denominator:
Weighted average shares outstanding used to
compute basic net income per common share	25,177,155	25,136,778	25,164,128	25,151,291
Incremental shares issuable upon the assumed
exercise of stock options	0	0	0	0
Incremental shares issuable upon the assumed
exercise of restricted shares	0	20,646	0	15,649
Common shares used to compute diluted net income
per share	25,177,155	25,157,424	25,164,128	25,166,940
Basic net income per common share	$(0.10)	$0.20	$(0.05)	$0.11

Diluted net income per common share	$(0.10)	$0.20	$(0.05)	$0.11

A total of 213,350 shares of common stock for the three and six months ended November 30, 2015 and 85,250 shares of common stock for the three and six months ended November 30, 2014 subject to issuance upon exercise of stock options have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 82,640 shares of common stock subject to vesting of restricted stock for the three and six months ended November 30, 2015 (19,522 and 23,686 of these shares had potential dilutive impact for the three and six months ended November 30, 2015, respectively) have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.  A total of 42,155 shares of common stock subject to vesting of restricted stock for the three and six months ended November 30, 2014 have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

8.	INCOME TAXES

The Company’s effective tax rate was 31.0% for the six months ended November 30, 2015, as compared to 37.4% for the corresponding period in 2014.  The effective tax rate varies from the statutory rate primarily due to the fluctuation in state income taxes as a result of the Company’s net loss position, nondeductible meals, and stock compensation.

9.	COMMITMENTS AND CONTINGENCIES

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

10.	FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
November 30, 2015
Investments:
Certificates of deposit	$0	$4,115	$0	$4,115
Money market accounts included in cash equivalents	265	0	0	265
Total assets at fair value	$265	$4,115	$0	$4,380

May 31, 2015
Investments:
Certificates of deposit	$244	$3,858	$0	$4,102
Money market accounts included in cash equivalents	269	0	0	269
Total assets at fair value	$513	$3,858	$0	$4,371

Following is a summary of the valuation techniques for assets and liabilities recorded in the consolidated condensed balance sheets at fair value on a recurring basis:

Certificates of Deposit (“CD’s”) and money market accounts:  Investments which have closing prices readily available from an active market are used as being representative of fair value.  The Company classifies these investments as level 1.  Market prices for certain CD’s are obtained from quoted prices for similar assets.  The Company classifies these investments as level 2.

Fair value of financial instruments:  The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, receivables, payables, and capital lease payables.  The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments.  CD’s and money market accounts are recorded at fair values as indicated in the preceding disclosures.  The estimated fair value of capital lease obligations is $11,982 and $12,097 at November 30, 2015 and May 31, 2015, respectively, which approximates book value.

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

	Six months ended November 30, 2015			Six months ended November 30, 2014
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$46,251	$0	$46,251	$54,809	$0	$54,809
Auxiliary revenue	3,581	0	3,581	4,093	0	4,093
Rental income — apartments	0	556	556	0	593	593
Condominium sales	0	0	0	0	447	447

Total revenue	49,832	556	50,388	58,902	1,040	59,942

Operating expenses:
Cost of educational services	13,128	0	13,128	14,210	0	14,210
Selling, general &administrative	37,035	773	37,808	35,060	883	35,943
Auxiliary expense	2,663	0	2,663	2,865	0	2,865
Cost of condominium sales	0	0	0	0	368	368
Loss (gain) on disposition of
property	67	(4)	63	113	(1,791)	(1,678)

Total operating expenses (income)	52,893	769	53,662	52,248	(540)	51,708

(Loss) income from operations	(3,061)	(213)	(3,274)	6,654	1,580	8,234

Other income (expense):
Interest income	39	5	44	18	93	111
Interest expense	(437)	0	(437)	(443)	(8)	(451)
Other income - net	0	88	88	0	100	100

Total other (expense) income	(398)	93	(305)	(425)	185	(240)

(Loss) income before income taxes	$(3,459)	$(120)	$(3,579)	$6,229	$1,765	$7,994

	As of November 30, 2015			As of November 30, 2014
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$68,435	$8,760	$77,195	$79,672	$10,625	$90,297

	Three months ended November 30, 2015			Three months ended November 30, 2014
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$23,593	$0	$23,593	$28,133	$0	$28,133
Auxiliary revenue	1,865	0	1,865	2,212	0	2,212
Rental income — apartments	0	281	281	0	293	293
Condominium sales	0	0	0	0	0	0

Total revenue	25,458	281	25,739	30,345	293	30,638

Operating expenses:
Cost of educational services	6,832	0	6,832	7,077	0	7,077
Selling, general &administrative	18,410	395	18,805	16,927	374	17,301
Auxiliary expense	1,397	0	1,397	1,562	0	1,562
Cost of condominium sales	0	0	0	0	0	0
Loss (gain) on disposition of
property	67	(4)	63	0	0	0

Total operating expenses	26,706	391	27,097	25,566	374	25,940

(Loss) income from operations	(1,248)	(110)	(1,358)	4,779	(81)	4,698

Other income (expense):
Interest income	21	4	25	8	4	12
Interest expense	(218)	0	(218)	(222)	0	(222)
Other income - net	0	46	46	0	42	42

Total other (expense) income	(197)	50	(147)	(214)	46	(168)

(Loss) income before income taxes	$(1,445)	$(60)	$(1,505)	$4,565	$(35)	$4,530

12.	SUBSEQUENT EVENTS

In December 2015, the Company completed the share repurchase plan that was authorized by the Board of Directors in August 2015.  The authorized 350,000 shares were purchased at an average of $2.45 per share.  151,069 of those shares were repurchased through November 30, 2015 and the remaining 198,931 shares were repurchased in December 2015.

In January 2016, the Company announced the planned closure of two physical locations effective March 1, 2016: Weldon Spring, Missouri and Tigard, Oregon.  100% of the students at these two locations took their classes online.  These closures could have a material impact on the financial statements and we are currently evaluating the impact.

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

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelor’s, master’s and doctoral degree programs in allied health, nursing, legal studies, education, business, accounting  and information technology. Operations at November 30, 2015 included 37 locations, including educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota and Texas, a distance learning service center in Texas, and distance learning operations and central administration offices in Rapid City, South Dakota.

In November 2015, the Company ceased offering courses in its educational facility in Denver, Colorado.  Our facility in Centennial, Colorado is in the same vicinity, so students have the option to transfer to it.

In January 2016, the Company announced the planned closure of two physical locations effective March 1, 2016: Weldon Spring, Missouri and Tigard, Oregon.  The ongoing impact on our future financial results is expected to be positive as online students will remain enrolled, and fixed costs for these locations will be eliminated.

We continue to make progress on the development of our new online recruitment center in Albuquerque, New Mexico, where we expect to pilot a program in January 2016 to ensure that registration and other administrative functions run smoothly.  In addition, we have made progress in executing our plans to enroll students from certain Canadian institutions in NAU courses and programs.  We continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of the Ontario Ministry of Training, Colleges and Universities.

As of November 30, 2015, NAU had 1,433 students enrolled at its physical locations, 5,572 students for its online programs, and 1,244 students that attended physical campus hybrid learning locations and also took classes online.  NAU supports the instruction of approximately 1,600 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1% of our revenues for the quarter ended November 30, 2015.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the six months ended November 30, 2015, approximately 91.8% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and is recorded net of any applicable sales tax.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the six months ended November 30, 2015 and 2014 were 6.3% and 3.4%, respectively.

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

The following chart is a summary of our student enrollment on November 30, 2015 and 2014, by degree type and by instructional delivery method.

	November 30, 2015	November 30, 2014	% Growth for same quarter over prior year
	(Fall ‘16 Qtr)	(Fall ‘15 Qtr)
	Number of Students	Number of Students
Continuing Ed	278	460	-39.6%
Doctoral	77	52	48.1%
Graduate	280	306	-8.5%
Undergraduate and Diploma	7,614	9,772	-22.1%

Total	8,249	10,590	-22.1%

On-Campus	1,433	2,558	-44.0%
Online	5,572	6,418	-13.2%
Hybrid	1,244	1,614	-22.9%

Total	8,249	10,590	-22.1%

We experienced a 22.1% decrease in enrollment in the fall term 2015 over the fall term 2014 due to lower market demand among our targeted student demographic. This decline was across all degree programs and course delivery methods with the exception of the doctoral program. We believe our investment to expand academic programming and our strategic plan will be critical in returning to the growth and results of operations that we have seen over the recent years.

We plan to continue expanding and developing our academic programming focusing on growth at our approximately three dozen existing locations and potentially making acquisitions. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate positive enrollment trends. Our ability to maintain or increase enrollment will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which we are able to increase enrollment will be correlated with the opening of additional physical locations, the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through acquisitions. If market conditions decline or if we are unable to open new physical locations, develop or expand academic programming or make acquisitions, whether as a result of regulatory limitations or other factors, our enrollment rate will likely decline.

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

Department of Education Rulemaking and Regulatory Activities

In September 2015, President Obama announced the Department of Education’s launch of a revised “College Scorecard” website that provides access to national data on college costs, graduation rates, debt and post-college earnings, including data regarding NAU. In addition, in November 2015, the Department of Education issued comparative data regarding federally recognized accreditation agencies and the institutions they accredit, which include median debt, repayment rates, completion rates and median earnings.  We cannot predict the extent to which the College Scorecard may create negative perceptions of NAU, or of proprietary educational institutions generally, or otherwise impact NAU’s enrollments, reputation, or results of operations.

On October 30, 2015, the U.S. Department of Education (the “Department of Education”) published final regulations to establish a new Pay As You Earn Repayment Plan for those not covered by the existing Pay As You Earn Repayment Plan in the Federal Direct Loan Program, and also to establish procedures for Federal Family Education Loan Program loan holders to use to identify U.S. military servicemembers who may be eligible for a lower interest rate on their federal student loans under the Servicemembers Civil Relief Act.  The new Pay As You Earn repayment plan became available in December 2015 to all Federal Direct Loan Program borrowers regardless of when the borrower took out the loans. In addition, these regulations, which are generally effective July 1, 2016, implement changes to the Federal Family Education Loan Program, or FFEL Program, and Direct Loan Program regulations to streamline and enhance existing processes and provide additional support to struggling borrowers, including, among other things, establishing new procedures for FFEL Program loan holders to identify servicemembers who may be eligible for benefits under the Servicemembers Civil Relief Act. Also, the regulations expand the circumstances under which an institution could challenge or appeal a draft or final cohort default rate, beginning in February 2017. We cannot predict the extent to which these final regulations will impact NAU, nor can we predict possible regulatory burdens and costs.

Also on October 30, 2015, the Department of Education published final regulations regarding several Title IV program integrity topics, including cash management of Title IV program funds and debit card practices, retaking coursework and clock-to-credit hour conversion.  The cash management regulations go into effect on July 1, 2016. Among other topics, the cash management regulations address arrangements between postsecondary institutions and financial account providers to disburse Title IV program credit balances to students, including through the use of debit or prepaid cards.

The cash management regulations require institutions to establish a process to facilitate student choice in how students receive Title IV program federal student financial aid credit balances; limit the personally identifiable information about students that may be shared with financial account providers; and require institutions to obtain student consent before opening an account in the student’s name. Under these regulations, an institution that has entered into an arrangement with a financial account provider must mitigate certain fees incurred by Title IV program fund recipients, and certain types of fees are prohibited. The cash management regulations require that contracts governing arrangements with financial account providers be publicly disclosed and evaluated in light of the best financial interests of students.  Additionally, the cash management regulations mandate that institutions subject to heightened cash monitoring procedures for disbursements of Title IV program funds must, effective July 1, 2016, pay to students any applicable Title IV credit balances before requesting such funds from the Department of Education.  The cash management regulations further specify the circumstances under which an institution may include the cost of books and supplies as part of institutional tuition and fees charged to a student, such as if the institution has made arrangements with publishers to obtain books at below-market rates or if books or electronic course materials are not available elsewhere. The cash management regulations also expand the group of students to whom an institution must provide a way to obtain or purchase, by the seventh day of a payment period, the books and supplies applicable to the payment period. Previously, an institution was required to provide such assistance only to students who receive Pell Grants, but under these new regulations, an institution will be required to provide such assistance to any student who is eligible for Title IV program funds.  In addition to the cash management regulations, the final Title IV program integrity regulations published on October 30, 2015 make other changes to requirements for the institutional administration of Title IV programs, including by clarifying how previously passed coursework is treated for Title IV eligibility purposes, and altering the requirements for converting clock hours to credit hours.  We are currently unable to predict the impact that compliance with these new Title IV program integrity regulations might have on our business.

On October 20, 2015, the Department of Education announced that it would establish a new negotiated rulemaking committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program (“borrower defenses”) and the consequences of such borrower defenses for borrowers, institutions, and the Department of Education. The Department of Education further announced that the rulemaking committee is intended to address (i) the procedures to be used for a borrower to establish a defense to repayment; (ii) the criteria that the Department of Education will use to identify acts or omissions of an institution that constitute defenses to repayment of Federal Direct Loans; (iii) the standards and procedures that the Department of Education will use to determine the liability of the institution participating in the Federal Direct Loan Program for amounts based on borrower defenses; (iv) the effect of borrower defenses on institutional capability assessments; and (v) other loan discharges. The rulemaking committee is scheduled to meet beginning in January 2016. We are unable to predict when the Department of Education may ultimately issue regulations on these topics, the result of any other current or future rulemakings or the impact of such rulemakings on our business.

Results of Operations — Six Months Ended November 30, 2015 Compared to Six Months Ended November 30, 2014

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended November 30, 2015 In percentages	Six Months Ended November 30, 2014 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	26.1	23.7
Selling, general and administrative	75.0	60.0
Auxiliary expense	5.3	4.8
Cost of condominium sales	0.0	0.6
Loss (gain) on disposition of property	0.1	(2.8)
Total operating expenses	106.5	86.3
Operating (loss) income	(6.5)	13.7
Interest income	0.1	0.2
Interest expense	(0.9)	(0.8)
Other income - net	0.2	0.2
(Loss) income before income taxes	(7.1)	13.3
Income tax benefit (expense)	2.2	(5.0)
Net income attributable to non-controlling interest	0.0	0.0
Net (loss) income attributable to the Company	(4.9)%	8.3%

For the six months ended November 30, 2015, our total revenue was $50.4 million, a decrease of $9.5 million or 15.9%, as compared to total revenue of $59.9 million for the same period in 2014.  The change was primarily due to a decrease in average enrollments of 22.1% for the six months ended November 30, 2015 over the prior year due to lower market demand among our targeted student demographic.  Our revenue for the six months ended November 30, 2015 consisted of $49.8 million from our NAU operations and $0.6 million from our other operations.

Total operating expenses were $53.7 million or 106.5% of total revenue for the six months ended November 30, 2015, which is an increase of $2.0 million compared to the same period in 2014.  Operating (loss) was $(3.3) million or (6.5)% of total revenue for the six months ended November 30, 2015, which is a decrease of $11.5 million compared to the same period in 2014.  Net (loss) attributable to the Company was $(2.5) million or (4.9)% of total revenue for the six months ended November 30, 2015 as compared to a net income attributable to the Company of $5.0 million or 8.3% of total revenue for the six months ended November 30, 2014.

Net income for the six months ended November 30, 2015 decreased by $7.5 million as compared to the same period in 2014 due to $9.5 million lower revenue and a $1.9 million increase in selling, general and administrative expenses.  This increase was partially due to a $1.1 million increase in the provision for uncollectable tuition, partially offset by continuing cost cutting initiatives to better align with the decreasing enrollments and needs of the Company. Additionally, the Company recognized gains in the prior year six month period as a result of non-recurring transactions. During the three months ended August 31, 2014, the Company sold property resulting in a gain of $1.7 million and recognized an expense reduction from a change in estimated retirement plan contributions of $0.7 million. In addition, during the quarter ended November 30, 2014, the Company reversed previously recorded non-cash compensation expense of $1.5 million related to performance based restricted stock awards due to year-end performance criteria that management believed was unachievable.

  NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended November 30, 2015 In percentages	Six Months Ended November 30, 2014 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	26.4	24.1
Selling, general and administrative	74.3	59.5
Auxiliary expense	5.3	4.9
Loss on disposition of property	0.1	0.2
Total operating expenses	106.1	88.7
Operating (loss) income	(6.1)	11.3
Interest income	0.1	0.0
Interest expense	(0.9)	(0.7)
Other income - net	0.0	0.0
(Loss) income before non-controlling interest and taxes	(6.9)%	10.6%

Total revenue.  The total revenue for NAU for the six months ended November 30, 2015 was $49.8 million, a decrease of $9.1 million or 15.4% as compared to total revenue of $58.9 million for the same period in 2014.  The decrease was primarily due to the average enrollment decrease of 22.1% for the six months ended November 30, 2015 over the same period in 2014, partially offset by a 2.5% tuition increase. The enrollment decrease is due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the six months ended November 30, 2015 was $46.2 million, a decrease of $8.6 million or 15.6%, as compared to academic revenue of $54.8 million for the same period in 2014.  The decrease was primarily due to lower enrollments over the prior year.  The auxiliary revenue for the six months ended November 30, 2015 was $3.6 million, a decrease of $0.5 million or 12.5%, as compared to auxiliary revenue of $4.1 million for the same period in 2014.  This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services.  The educational services expense for the six months ended November 30, 2015 decreased $1.1 million, to $13.1 million in the current year as compared to $14.2 million for the same period in 2014. The educational services expense as a percentage of total revenue increased by 2.3 percentage points for the six months ended November 30, 2015, to 26.4%, as compared to 24.1% for the same period in 2014. This percentage increase was largely a result of fixed costs, such as facility expenses, being compared to a decreasing revenue base.

Selling, general and administrative expenses.  The selling, general and administrative expenses as a percentage of net revenue increased by 14.8 percentage points for the six months ended November 30, 2015, to 74.3%, as compared to 59.5% for the same period in 2014.  The selling, general and administrative expenses for the six months ended November 30, 2015 were $37.0 million, an increase of $2.0 million, or 5.6%, as compared to selling, general and administrative expenses of $35.0 million for the same period in 2014.  The increase was partially due to a $1.1 million increase in the provision for uncollectable tuition.  In addition, during the quarter ended November 30, 2014, the Company reversed previously recorded non-cash compensation expense of $1.5 million related to performance based restricted stock awards due to year-end performance criteria that management believed was unachievable.  We continue to work to identify cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

Results of Operations — Three Months Ended November 30, 2015 Compared to Three Months Ended November 30, 2014

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended November 30, 2015 In percentages	Three Months Ended November 30, 2014 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	26.5	23.1
Selling, general and administrative	73.1	56.5
Auxiliary expense	5.4	5.1
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.3	0.0
Total operating expenses	105.3	84.7
Operating (loss) income	(5.3)	15.3
Interest income	0.1	0.0
Interest expense	(0.9)	(0.7)
Other income - net	0.2	0.1
(Loss) income before income taxes	(5.9)	14.7
Income tax benefit (expense)	1.3	(5.5)
Net income attributable to non-controlling interest	0.0	0.0
Net (loss) income attributable to the Company	(4.6)%	9.2%

For the three months ended November 30, 2015, our total revenue was $25.7 million, a decrease of $4.9 million or 16.0%, as compared to total revenue of $30.6 million for the same period in 2014.  The decrease was primarily due to the enrollment decrease of 22.1% during the fall quarter 2015 over the fall quarter 2014. The enrollment decreases were the result of economic conditions and lower market demand among our targeted student demographic.  Our revenue for the three months ended November 30, 2015 consisted of $25.4 million from our NAU operations and $0.3 million from our other operations.

Total operating expenses were $27.1 million or 105.3% of total revenue for the three months ended November 30, 2015, which is an increase of $1.2 million compared to the same period in 2014.  Loss from operations was $(1.4) million or (5.3)% of total revenue for the three months ended November 30, 2015, which is a decrease in operating income of $6.1 million compared to the same period in 2014.

Net (loss) income attributable to the Company was $(1.2) million or (4.6)% of total revenue for the three months ended November 30, 2015, as compared to a net income attributable to the Company of $2.8 million or 9.2% of total revenue for the three months ended November 30, 2014.  The lower net income was largely due to $4.9 million lower revenue and a $1.5 million increase in selling, general and administrative expenses.  There was a $0.3 million increase in the provision for uncollectable tuition.  In addition, during the quarter ended November 30, 2014, the Company reversed previously recorded non-cash compensation expense of $0.9 million, net of tax related to performance based restricted stock awards due to year-end performance criteria that management believed was unachievable.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended November 30, 2015 In percentages	Three Months Ended November 30, 2014 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	26.8	23.3
Selling, general and administrative	72.3	55.8
Auxiliary expense	5.5	5.2
Cost of condominium sales	0.0	0.0
Loss on disposition of property	0.3	0.0
Total operating expenses	104.9	84.3
Operating (loss) income	(4.9)	15.7
Interest income	0.1	0.0
Interest expense	(0.9)	(0.7)
Other income - net	0.0	0.0
(Loss) income before non-controlling interest and taxes	(5.7)%	15.0%

Total revenue.  The total revenue for the three months ended November 30, 2015 was $25.4 million, a decrease of $4.9 million or 16.1%, as compared to total revenue of $30.3 million for the same period in 2014.  The decrease was primarily due to the average enrollment decrease of 22.1% for the three months ended September 30, 2015 as compared to the same period in 2014, partially offset by a 2.5% tuition increase. The enrollment decrease is due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the three months ended November 30, 2015 was $23.6 million, a decrease of $4.5 million or 16.1%, as compared to academic revenue of $28.1 million for the same period in 2014.  The decrease was primarily due to lower enrollments and compared to the prior year period.  Auxiliary revenue for the three months ended November 30, 2015 was $1.9 million, a decrease of $0.3 million or 15.7%, as compared to auxiliary revenue of $2.2 million for the same period in 2014.  This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services.  The educational services expense for the three months ended November 30, 2015 were $6.8 million, a decrease of $0.3 million, or 3.5% as compared to educational expenses of $7.1 million for the same period in 2014.  This decrease was primarily due to lower enrollments resulting in a decreased number of classes.  The educational services expense as a percentage of total revenue increased by 3.5 percentage points for the three months ended November 30, 2015, to 26.8%, as compared to 23.3% for the same period in 2014.  This percentage increase was largely a result of fixed costs, such as facility expenses, being compared to a decreasing revenue base.

Selling, general and administrative expenses.  The selling, general and administrative expenses as a percentage of net revenue increased by 16.5 percentage points for the three months ended November 30, 2015, to 72.3%, as compared to 55.8% for the same period in 2014.  The selling, general and administrative expenses for the three months ended November 30, 2015 were $18.4 million, an increase of $1.5 million, or 8.8%, as compared to selling, general and administrative expenses of $16.9 million for the same period in 2014.  The increase was partly due to a $0.3 million increase in the provision for uncollectable tuition.  In addition, during the quarter ended November 30, 2014, the Company reversed previously recorded non-cash compensation expense of $1.5 million related to performance based restricted stock awards due to year-end performance criteria that management believed was unachievable.  We continue to work to identify cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.\

Liquidity and Capital Resources

Liquidity.  At November 30, 2015, and May 31, 2015, cash, cash equivalents and marketable securities were $26.1 million and $27.4 million, respectively.  Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit.  Of the amounts listed above, the marketable securities at November 30, 2015 and May 31, 2015 were $4.1 million at the end of each period.

We maintain one line of credit to support ongoing operations.  This line of credit is available to support timing differences between inflows and outflows of cash.  During the first six months of fiscal year 2016 ended November 30, 2015, the line of credit was not utilized.  We retain this $3.0 million revolving line of credit with Great Western Bank.  Advances under the line bear interest at a variable rate based on prime and are unsecured.  There were no advances outstanding against this line at November 30, 2015 and May 31, 2015.

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

Operating Activities. Net cash provided by operating activities for the six months ended November 30, 2015 and 2014 were $4.1 million and $19.4 million, respectively. This decrease is primarily due to a $7.5 million decrease in net income and a $4.8 million higher collection of receivables in the prior year period.  The decrease in net income was largely driven by lower revenue resulting from decreased enrollment due to lower market demand among our targeted student demographic.  This enrollment reduction is due, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

Investing Activities.  Net cash used in investing activities was $0.5 million for the six months ended November 30, 2015, as compared to net cash provided of $7.0 million for the six months ended November 30, 2014.  The decrease in the cash provided by investing activities was due, in part to the selling and buying of investments, which resulted in net proceeds of $0.0 million in fiscal 2016 as compared to $3.1 million in fiscal 2015.  In addition, for the six months ended November 30, 2014, the cash flow included $3.5 million in proceeds from the sale of property plant and equipment primarily related to settlement of the contract for deed on our former Rapid City campus and a $1.4 million collection of a tenant improvement allowance.

Financing Activities.  Net cash used by financing activities was $4.9 million and $2.4 million for the six months ended November 30, 2015 and 2014 respectively.  The increase is due to an increase of $2.5 million in treasury stock purchases as compared to the prior year.

EBITDA

EBITDA consists of income attributable to the Company plus income (loss) from non-controlling interest, minus interest income, plus interest expense, plus income taxes, plus depreciation and amortization. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies and is therefore limited as a comparative measure. Furthermore, as an analytical tool, EBITDA has additional limitations, including that (a) it is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments; (b) it does not reflect changes in, or cash requirements for, our working capital needs; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements, or future requirements for capital expenditures or contractual commitments. To compensate for these limitations, we evaluate our profitability by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of cash flows from operations and through the use of other financial measures.

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

The following table provides a reconciliation of net income attributable to the Company to EBITDA (In thousands):

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Net (loss) income attributable to the Company	$(2,487)	$4,996	$(1,178)	$2,826
Income attributable to non-controlling interest	19	12	8	14
Interest income	(44)	(111)	(25)	(12)
Interest expense	437	451	218	222
Income taxes	(1,111)	2,986	(335)	1,690
Depreciation and amortization	2,843	3,115	1,420	1,533

EBITDA	$(343)	$11,449	$108	$6,273

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2015 was disclosed in our fiscal year 2015 Annual Report on Form 10-K. During the six months ended November 30, 2015, there were no material changes to this previously disclosed information outside the ordinary course of business.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three month period ended November 30, 2015.  We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students.  Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff.  There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At November 30, 2015, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 31, 2014, the Department published final regulations to define whether certain educational programs, including all programs offered by NAU, comply with the Higher Education Act’s requirement of preparing students for “gainful employment” in a recognized occupation.  The final gainful employment regulations went into effect on July 1, 2015.  For a detailed discussion of the gainful employment regulations, refer to “Item I – Business
– Regulatory Matters – Regulation of Federal Student Financial Aid Programs” in our 2015 Annual Report on Form 10-K.

Among other requirements, the gainful employment regulations require institutions to report extensive student and program level data to the Department of Education, with such data for the 2008-2009 through 2013-2014 award years required to be reported by July 31, 2015, and such data for the 2014-2015 award year required to be reported by October 1, 2015.  On September 22, 2015 and October 9, 2015, we received correspondence from the Department of Education indicating that NAU had failed to report data on a number of its programs and that the Department of Education would not process any applications for new programs or new locations until the matter was resolved.  Failure to properly resolve the matter also could result in administrative actions by the Department of Education, or could adversely impact the Department of Education’s calculation of our programs’ annual debt-to-annual earnings and debt-to-discretionary income ratios that under the gainful employment regulations will determine those programs’ continued eligibility for Title IV program funds.  NAU has submitted additional data to the Department of Education and believes, absent any further notice from the Department of Education to the contrary, that it has resolved the matter.

We are in the process of evaluating the effect of the final gainful employment regulations on us.  While we cannot predict with certainty what impact the final gainful employment regulations will have on our business, compliance with the final regulations could increase our cost of doing business, reduce our enrollments and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Issuer Purchases of Equity Securities.

The following table summarizes shares of common stock the Company repurchased during the quarter ended November 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
September 1, 2015 – September 30, 2015	30,301	$2.88	29,484	--
October 1, 2015 – October 31, 2015	61,412	$2.85	45,839	--
November 1, 2015 –November 30, 2015 (2)	899,727	$2.40	45,739	$837,000

(1) On August 6, 2015, the Company announced that its Board of Directors authorized the Company to repurchase up to 350,000 shares of its outstanding common stock in open market or privately negotiated transactions, for aggregate consideration not to exceed $1.25 million.  The plan will expire one year from August 10, 2015.

(2) On November 30, 2015, in addition to the Company’s share repurchase program, the Company’s Board of Directors authorized the Company to repurchase 853,073 shares of its outstanding common stock from a single unrelated shareholder.  The purchase price was $2.39 per share, resulting in a total cost of $2.0 million.

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

National American University Holdings, Inc.
(Registrant)

Dated: January 8, 2016	By:	/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.
Chief Executive Officer

	By:	/s/ David K. Heflin
David K. Heflin, Ed. D.
Chief Financial Officer