Form 10-Q
period 2016-02-29
National American University Holdings, Inc.
filed 2016-04-01
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

As of March 31, 2016, 24,135,234 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Unaudited Condensed Consolidated Balance Sheet as of February 29, 2016 and Condensed Consolidated Balance Sheet as of May 31, 2015	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended February 29, 2016 and February 28, 2015	4

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended February 29, 2016 and February 28, 2015	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 2016 and February 28, 2015	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

ITEM 4.	CONTROLS AND PROCEDURES	30

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 1A.	RISK FACTORS	31

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	34

ITEM 4.	MINE SAFETY DISCLOSURES	34

ITEM 5.	OTHER INFORMATION	34

ITEM 6.	EXHIBITS	34

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

AS OF FEBRUARY 29, 2016 AND CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2015
(In thousands, except share and per share amounts)

	February 29,	May 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,564	$23,300
Available for sale investments	4,115	4,102
Student receivables — net of allowance of $805 and $1,583 at February 29, 2016 and May 31, 2015, respectively	3,166	14,358
Other receivables	425	1,195
Income taxes receivable	3,787	0
Deferred income taxes	2,311	2,335
Prepaid and other current assets	2,346	2,151
Total current assets	38,714	47,441
Total property and equipment - net	32,302	36,390
OTHER ASSETS:
Condominium inventory	621	385
Land held for future development	312	312

Course development — net of accumulated amortization of $2,979 and $2,760 at February 29, 2016 and May 31, 2015, respectively	734	804
Other	1,076	1,212
Total other assets	2,743	2,713
TOTAL	$73,759	$86,544

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$275	$244
Accounts payable	3,202	3,246
Dividends payable	1,092	1,139
Income taxes payable	72	1
Deferred income	1,841	1,459
Accrued and other liabilities	4,472	6,746
Total current liabilities	10,954	12,835
DEFERRED INCOME TAXES	3,224	3,283
OTHER LONG-TERM LIABILITIES	5,595	6,047
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	11,643	11,853
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,430,854 issued and 24,135,234 outstanding as of February 29, 2016; 28,262,241 issued and 25,191,414 outstanding as of May 31, 2015)	3	3
Additional paid-in capital	58,765	58,336
Retained earnings	6,068	13,751
Treasury stock, at cost (4,295,620 shares at February 29, 2016 and 3,070,827 shares at May 31, 2015)	(22,416)	(19,455)
Accumulated other comprehensive loss, net of taxes - unrealized loss on available for sale securities	(4)	(1)
Total National American University Holdings, Inc. stockholders' equity	42,416	52,634
Non-controlling interest	(73)	(108)
Total stockholders' equity	42,343	52,526
TOTAL	$73,759	$86,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015
(In thousands, except share and per share amounts)

	Nine Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
REVENUE:
Academic revenue	$67,381	$81,862	$21,130	$27,053
Auxiliary revenue	4,854	5,840	1,273	1,747
Rental income — apartments	831	876	275	283
Condominium sales	0	447	0	0

Total revenue	73,066	89,025	22,678	29,083

OPERATING EXPENSES:
Cost of educational services	19,380	21,537	6,252	7,327
Selling, general and administrative	55,480	53,839	17,672	17,896
Auxiliary expense	3,590	4,144	927	1,279
Cost of condominium sales	0	368	0	0
Loss (gain) on disposition of property	734	(1,678)	671	0

Total operating expenses	79,184	78,210	25,522	26,502

OPERATING (LOSS) INCOME	(6,118)	10,815	(2,844)	2,581

OTHER INCOME (EXPENSE):
Interest income	62	128	18	17
Interest expense	(654)	(671)	(217)	(220)
Other income — net	133	138	45	38

Total other expense	(459)	(405)	(154)	(165)

(LOSS) INCOME BEFORE INCOME TAXES	(6,577)	10,410	(2,998)	2,416

INCOME TAX BENEFIT (EXPENSE)	2,234	(3,924)	1,123	(938)

NET (LOSS) INCOME	(4,343)	6,486	(1,875)	1,478

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(35)	(26)	(16)	(14)

NET (LOSS) INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	(4,378)	6,460	(1,891)	1,464

OTHER COMPREHENSIVE (LOSS) INCOME — Unrealized (losses)
gains on investments, net of tax	(3)	3	0	2

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(4,381)	$6,463	$(1,891)	$1,466

Basic net (loss) earnings per share attributable to National American University Holdings, Inc.	$(0.18)	$0.26	$(0.08)	$0.06

Diluted net (loss) earnings per share attributable to National American University Holdings, Inc.	$(0.18)	$0.26	$(0.08)	$0.06

Basic weighted average shares outstanding	24,836,759	25,151,670	24,152,228	25,181,951
Diluted weighted average shares outstanding	24,836,759	25,160,601	24,152,228	25,191,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015
(In thousands, except share and per share amounts)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated
		Additional			other		Total
	Common	paid-in	Retained	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	earnings	stock	loss	interest	equity

Balance - May 31, 2014	$3	$59,191	$11,573	$(19,423)	$(3)	$(146)	$51,195
Purchase of 8,237 shares common
stock for the treasury	0	0	0	(25)	0	0	(25)
Share based compensation expense	0	(917)	0	0	0	0	(917)
Dividends declared ($0.045 per share)	0	0	(3,402)	0	0	0	(3,402)
Net (loss) income	0	0	6,460	0	0	26	6,486
Other comprehensive income, net of tax	0	0	0	0	3	0	3
Balance - February 28, 2015	$3	$58,274	$14,631	$(19,448)	$0	$(120)	$53,340

Balance - May 31, 2015	$3	$58,336	$13,751	$(19,455)	$(1)	$(108)	$52,526
Purchase of 1,224,793 shares common stock for the treasury	0	0	0	(2,961)	0	0	(2,961)
Share based compensation expense	0	429	0	0	0	0	429
Dividends declared ($0.045 per share)	0	0	(3,305)	0	0	0	(3,305)
Net (loss) income	0	0	(4,378)	0	0	35	(4,343)
Other comprehensive loss, net of tax	0	0	0	0	(3)	0	(3)
Balance - February 29, 2016	$3	$58,765	$6,068	$(22,416)	$(4)	$(73)	$42,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015
(In thousands)

	Nine Months Ended
	February 29,	February 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,343)	$6,486
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization	4,242	4,636
Loss (gain) on disposition of property and equipment	734	(1,678)
Provision for uncollectable tuition	4,332	3,317
Noncash compensation expense	429	(917)
Deferred income taxes	(35)	832
Changes in assets and liabilities:
Student and other receivables	7,630	7,970
Prepaid and other current assets	(195)	(215)
Condominium inventory	(236)	367
Other assets	123	(2)
Income taxes receivable/payable	(3,716)	(2,006)
Accounts payable	(20)	1,466
Deferred income	382	178
Accrued and other liabilities	(2,279)	(1,399)
Other long-term liabilities	(452)	(257)

Net cash flows provided by operating activities	6,596	18,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(3,897)	(50,140)
Proceeds from sale of available for sale investments	3,881	43,230
Purchases of property and equipment	(768)	(1,253)
Proceeds from sale of property and equipment	75	3,464
Course development	(149)	(109)
Payments received on contract for deed	5	157
Payments received on note receivable	0	1,390
Other	13	8

Net cash flows used in investing activities	(840)	(3,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(179)	(151)
Purchase of treasury stock	(2,961)	(25)
Dividends paid	(3,352)	(3,399)

Net cash flows used in financing activities	(6,492)	(3,575)

		(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015
(In thousands)

	Nine Months Ended
	February 29,	February 28,
	2016	2015

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(736)	$11,950

CASH AND CASH EQUIVALENTS — Beginning of year	23,300	4,154

CASH AND CASH EQUIVALENTS — End of period	$22,564	$16,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for income taxes	$1,517	$5,099
Cash paid for interest	$661	$665
Property and equipment purchases included in accounts payable	$0	$15
Dividends declared and unpaid at February 29, 2016 and February 28, 2015	$1,092	$1,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015
(In thousands, except share and per share amounts)

1.	STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills.  The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2015, was derived from the audited consolidated financial statements for the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Annual Report Form 10-K for the year ended May 31, 2015, filed on August 7, 2015.  Furthermore, the results of operations and cash flows for the nine month periods ended February 29, 2016 and February 28, 2015 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

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

The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, masters and doctoral degree programs in allied health, legal studies, education, business, accounting, and information technology. The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

During January 2016, the Company announced the planned closure of two campuses: Weldon Spring, Missouri and Tigard, Oregon, effective March 1, 2016.  The related physical locations will not be driving future revenue; instead, these students will be supported by the online platform.  As a result, for the three and nine month periods ended February 29, 2016, undepreciated leasehold improvements of $328 and $394 for Weldon Spring, Missouri and Tigard, Oregon, respectively, were fully written off.  The impairment loss is included in loss on disposition of property in the consolidated financial statements

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard will be effective for the Company’s fiscal year ending 2019 in the first quarter ending August 31, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. The standard will be effective for the Company’s fiscal year ending 2020 in the first quarter ending August 31, 2019. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

4.	CONTRACT FOR DEED

The Company signed a contract for deed on its former Rapid City campus on March 28, 2013 for $4,000 (see Note 5 for capital lease on new campus).  The sale did not meet the accounting requirements to be consummated and was not recorded at that time.  On July 11, 2014, the contract for deed was settled.  The Company collected the outstanding proceeds, which included $3,230 of principal and $85 of interest that was offset by $59 of lease-back payments and maintenance expenses related to the long-term operating lease.  All remaining liens on the property were released and deemed sold, resulting in a gain of $1,743.

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

The authorized capital stock for the Company is 51,100,000, consisting of: (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001.  Of the authorized shares, 24,135,234 and 25,191,414 shares of common stock were outstanding as of February 29, 2016 and May 31, 2015, respectively.  No shares of preferred stock or Class A common stock were outstanding at February 29, 2016.

Stock Repurchase Plan

On August 6, 2015, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares, for aggregate consideration not to exceed $1.25 million, of the Company’s outstanding common stock in both open market and privately negotiated transactions. The plan is authorized for a period of one year from August 10, 2015.  The timing and actual number of shares purchased depends on a variety of factors such as price, corporate and regulatory requirements, and other prevailing market conditions.

During the three and nine months ended February 29, 2016, the Company repurchased 202,512 shares for $451 and 353,581 shares for $867, respectively, under this authorization.  In addition, during the nine months ended February 29, 2016, the Company repurchased 853,073 shares of its outstanding common stock for $2,039 from a single unrelated shareholder.  This repurchase was approved by the Company’s Board of Directors and was separate from the August 6, 2015 repurchase authorization.

During the three and nine months ended February 29, 2016, $0 and $55, respectively, of additions to treasury stock resulted from the settlement of stock-based compensation.  During the three and nine months ended February 28, 2015, $6 and $25, respectively, of additions to treasury stock resulted from the settlement of stock-based compensation.

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants.  A total of 1,300,000 shares were authorized by the Plan.  At February 29, 2016, 471,672 shares of common stock remain available for issuance under the Plan.

In October 2013, the Company’s Board of Directors adopted the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan.  At February 29, 2016, 596,500 shares of common stock remain available for issuance under the 2013 Plan.

Restricted stock

No restricted stock awards were granted during the three months ended February 29, 2016.  During the nine months ended February 29, 2016, the Company awarded 40,485 restricted stock awards with time based vesting at a grant date fair value of $2.47 per share to members of the board of directors.  Shares vest one year from the grant date and require board service for the entire year.

Compensation expense in the consolidated statements of operations associated with restricted stock awards totaled $91 and $89, respectively, for the nine month periods ended February 29, 2016 and February 28, 2015.  Compensation expense in the consolidated statements of operations associated with time based vesting restricted stock awards totaled $25 and $33, respectively for the three month periods ended February 29, 2016 and February 28, 2015.  At February 29, 2016, the unamortized compensation cost of these restricted stock awards totaled $60.  The unamortized cost is expected to be recognized over a weighted-average period of 0.6 years as of February 29, 2016.

A summary of restricted share awards activity as of February 29, 2016 and the changes during the nine months then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2015	42,155	$3.11
Granted	40,485	2.47
Vested	(42,155)	3.11
Forfeited	-	-
Non-vested shares at February 29, 2016	40,485	$2.47

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

Unrestricted stock

Unrestricted stock is issued to certain employees in settlement of a portion of their salaries and bonuses.  Compensation expense in the consolidated statements of operations associated with these unrestricted stock issuances totaled $24 and $241, respectively, for the three and nine months ended February 29, 2016.

Stock options

During the nine months ended February 29, 2016, the Company granted stock options to purchase 148,475 shares of stock; 50% of the stock options vested on the issuance date and the remaining 50% vests at the end of the current fiscal year.  There were no stock options granted during the three months ended February 29, 2016.  The following assumptions were used to determine fair value of the stock options awarded:

For the Nine Months Ended
Assumptions used:	February 29, 2016
Expected term (in years)	5.75
Expected volatility	50.40%
Weighted average risk free interest rate	1.54%
Weighted average risk free interest rate range	1.54%
Weighted average expected dividend	5.92%
Weighted average expected dividend range	5.92%
Weighted average fair value	$0.84

A summary of option activity under the Plan as of February 29, 2016 and changes during the nine months then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at May 31, 2015	78,750	$6.34	7.1	$0
Granted	148,475	3.06
Exercised	0	0
Forfeited or canceled	(33,875)	4.50
Outstanding at February 29, 2016	193,350	$4.14	8.6	$0
Exercisable at February 29, 2016	124,113	$4.75	8.0	$0

The Company recorded compensation expense for stock options of $24 and $97, respectively, for the three and nine month periods ended February 29, 2016, in the consolidated statements of operations.  As of February 29, 2016, there was $24 of unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan to be amortized over 0.3 years.

The Company plans to issue new shares as settlement of options exercised.

Dividends

The following table presents details of the Company’s fiscal 2016 and 2015 dividend payments:

Date declared	Record date	Payment date	Per share
April 7, 2014	June 30, 2014	July 11, 2014	$0.0450
August 11, 2014	September 30, 2014	October 10, 2014	$0.0450
October 6, 2014	December 31, 2014	January 16, 2015	$0.0450
January 24, 2015	March 31, 2015	April 17, 2015	$0.0450
April 13, 2015	June 30, 2015	July 10, 2015	$0.0450
August 10, 2015	September 30, 2015	October 9, 2015	$0.0450
October 5, 2015	December 31, 2015	January 15, 2016	$0.0450
January 23, 2016	March 31, 2016	(est) April 8, 2016	$0.0450

7.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Nine Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Numerator:

Net (loss) income attributable to National American University Holdings, Inc.	$(4,378)	$6,460	$(1,891)	$1,464
Denominator:

Weighted average shares outstanding used to compute basic net income per common share	24,836,759	25,151,670	24,152,228	25,181,951

Incremental shares issuable upon the assumed exercise of stock options	0	0	0	0

Incremental shares issuable upon the assumed vesting of restricted shares	0	8,931	0	9,123

Common shares used to compute diluted net income per share	24,836,759	25,160,601	24,152,228	25,191,074
Basic net (loss) income per common share	$(0.18)	$0.26	$(0.08)	$0.06

Diluted net (loss) income per common share	$(0.18)	$0.26	$(0.08)	$0.06

A total of 193,350 shares of common stock for the three and nine months ended February 29, 2016 and 82,500 shares of common stock for the three and nine months ended February 28, 2015 subject to issuance upon exercise of stock options have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 82,640 shares of common stock subject to vesting and issuance upon exercise of restricted stock for the three and nine months ended February 29, 2016 (4,484 and 12,894 of these shares had potential dilutive impact for the three and nine months ended February 29, 2016, respectively) have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

8.	INCOME TAXES

The Company’s effective tax rate was 34.0% for the nine months ended February 29, 2016, as compared to 37.7% for the corresponding period in 2015.  The effective tax rate varies from the statutory rate primarily due to the fluctuation in state income taxes as a result of the Company’s net loss position, nondeductible meals, and stock compensation

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

10.	FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
February 29, 2016
Investments:
Certificates of deposit	$0	$4,115	$0	$4,115
Money market accounts included in cash equivalents	274	0	0	274

Total assets at fair value	$274	$4,115	$0	$4,389

May 31, 2015

Investments:
Certificates of deposit	$244	$3,858	$0	$4,102
Money market accounts included in cash equivalents	269	0	0	269

Total assets at fair value	$513	$3,858	$0	$4,371

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

Fair value of financial instruments:  The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, receivables, payables, and capital lease payables.  The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments.  CD’s and money market accounts are recorded at fair values as indicated in the preceding disclosures.  The estimated fair value of capital lease obligations is $11,918 and $12,097 at February 29, 2016 and May 31, 2015, respectively, which approximates book value.

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

	Nine Months Ended February 29, 2016			Nine Months Ended February 28, 2015
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$67,381	$-	$67,381	$81,862	$-	$81,862
Auxiliary revenue	4,854	-	4,854	5,840	-	5,840
Rental income — apartments	-	831	831	-	876	876
Condominium sales	-	-	-	-	447	447

Total revenue	72,235	831	73,066	87,702	1,323	89,025
Operating expenses:
Cost of educational services	19,380	-	19,380	21,537	-	21,537
Selling, general &administrative	54,404	1,076	55,480	52,640	1,199	53,839
Auxiliary expense	3,590	-	3,590	4,144	-	4,144
Cost of condominium sales	-	-	-	-	368	368
Loss (gain) on disposition of property	809	(75)	734	113	(1,791)	(1,678)
Total operating expenses (income)	78,183	1,001	79,184	78,434	(224)	78,210
(Loss) income from operations	(5,948)	(170)	(6,118)	9,268	1,547	10,815
Other income (expense):
Interest income	57	5	62	32	96	128
Interest expense	(654)	-	(654)	(663)	(8)	(671)
Other income - net	-	133	133	-	138	138
Total other (expense) income	(597)	138	(459)	(631)	226	(405)
(Loss) income before taxes	$(6,545)	$(32)	$(6,577)	$8,637	$1,773	$10,410

	As of February 29, 2016			As of February 28, 2015
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$64,594	$9,165	$73,759	$78,755	$10,062	$88,817

	Three Months Ended February 29, 2016			Three Months Ended February 28, 2015
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic revenue	$21,130	$-	$21,130	$27,053	$-	$27,053
Auxiliary revenue	1,273	-	1,273	1,747	-	1,747
Rental income — apartments	-	275	275	-	283	283
Total revenue	22,403	275	22,678	28,800	283	29,083
Operating expenses:
Cost of educational services	6,252	-	6,252	7,327	-	7,327
Selling, general &administrative	17,369	303	17,672	17,580	316	17,896
Auxiliary expense	927	-	927	1,279	-	1,279
Loss (gain) on disposition of property	742	(71)	671	-	-	-
Total operating expenses	25,290	232	25,522	26,186	316	26,502
(Loss) income from operations	(2,887)	43	(2,844)	2,614	(33)	2,581
Other income (expense):
Interest income	18	-	18	14	3	17
Interest expense	(217)	-	(217)	(220)	-	(220)
Other income - net	-	45	45	-	38	38
Total other (expense) income	(199)	45	(154)	(206)	41	(165)
(Loss) income before taxes	$(3,086)	$88	$(2,998)	$2,408	$8	$2,416

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

Background

National American University, or NAU, is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelor’s, master’s and doctoral degree programs in allied health, nursing, legal studies, education, business, accounting  and information technology. Operations at February 29, 2016 included 35 locations, including educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma,  South Dakota and Texas, a distance learning service center in Texas, and distance learning operations and central administration offices in Rapid City, South Dakota.

In November 2015, the Company closed its educational facility in Denver, Colorado.  Our facility in Centennial, Colorado is in the same vicinity, so students have the option to transfer to it.

In January 2016, the Company announced the planned closure of two physical locations effective March 1, 2016: Weldon Spring, Missouri and Tigard, Oregon.  The ongoing impact on our future financial results is expected to be positive as online students will remain enrolled, and fixed costs for these locations will be eliminated.

We continue to make progress on the development of our new online recruitment center in Albuquerque, New Mexico, where we expect to pilot a program in December 2016 to ensure that registration and other administrative functions run smoothly.  In addition, we have made progress in executing our plans to enroll students from certain Canadian institutions in NAU courses and programs.  We continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of the Ontario Ministry of Training, Colleges and Universities.

As of February 29, 2016, NAU had 1,308 students enrolled at its physical locations, 5,286 students for its online programs, and 1,055 students that attended physical campus hybrid learning locations and also took classes online.  NAU supports the instruction of approximately 7,260 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

On January 29, 2016, NAU and Westwood College entered into a teach-out agreement for the two Denver, Colorado ground campuses and the Westwood College online campus.  This agreement is subject to regulatory approval. As of the March 16, 2016 academic term start date, 326 Westwood students are enrolled at NAU.  These students will attend the physical NAU – Aurora (Co.) location as well as NAU’s online campus.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1% of our revenues for the quarter ended February 29, 2016.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the nine months ended February 29, 2016, approximately 92.2% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and is recorded net of any applicable sales tax.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than 90 days past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the nine months ended February 29, 2016 and 2015 were 6.0% and 3.8%, respectively.

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

The following chart is a summary of our student enrollment on February 29, 2016 and February 28, 2015, by degree type and by instructional delivery method.

	February 29, 2016 (Winter ‘16 Qtr) Number of Students	February 28, 2015 (Winter ‘15 Qtr) Number of Students	% Growth for same quarter over prior year
Continuing Ed	167	98	70%
Doctoral	88	52	69%
Graduate	279	290	-4%
Undergraduate and Diploma	7115	9,155	-22%

Total	7,649	9,595	-20%

On-Campus	1,308	1,849	-29%
Online	5,286	6,212	-15%
Hybrid	1,055	1,534	-31%

Total	7,649	9,595	-20%

We experienced a 20.3% decrease in enrollment in the winter term 2016 over the winter term 2015 due to lower market demand among our targeted student demographic. This decline was across all degree programs and course delivery methods with the exception of the doctoral program. We believe our investment to expand academic programming and our strategic plan will be critical in returning to the growth and results of operations that we have seen over the recent years.

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

Expenses. Expenses consist of cost of educational services, selling, general and administrative, and auxiliary expenses, the cost of condominium sales, and the gain/loss on disposition of property and equipment. Cost of educational services expenses contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, expenses related to expansion and development of academic programs and physical locations, as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions.

Selling, general, and administrative expenses also include those related to the real estate operations. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property and equipment expense records the cost incurred or income received in the disposal of assets that are no longer used by us, as well as the asset impairment loss as the result of our campus closures.

Factors affecting comparability

Set forth below are selected factors we believe have had, or which we expect to have, a significant effect on the comparability of our recent or future results of operations:

Introduction of new programs and specializations. We plan to develop additional degree and diploma programs and specializations over the next several years. When introducing new programs and specializations, we invest in curriculum development, support infrastructure and marketing research. Revenues associated with these new programs are dependent upon enrollments, which are lower during the introduction period. During this period of introduction and development, the rate of growth in revenues and operating income has been, and may be, adversely affected, in part, due to these factors. Historically, as the new programs and specializations mature, increases in enrollment are realized, cost-effective delivery of instructional and support services are achieved, economies of scale are recognized and more efficient marketing and promotional processes are gained.

Stock-based compensation. We expect to incur increased non-cash, stock based compensation expense in connection with existing and future issuances under our 2009 Stock Option and Compensation Plan, the 2013 Restricted Stock Unit Plan or other equity incentive plans.

Seasonality. Our operations are generally subject to seasonal trends. While we enroll students throughout the year, summer new enrollments and revenue are generally lower than enrollments and revenue in other quarters due to the traditional custom of summer breaks. In addition, we generally experience an increase in enrollments in the winter of each year when most students seek to begin their post-secondary education.

Regulation of Student Financial Aid Programs

Federal Policy Focus on Higher Education Costs and Accountability. In September 2015, President Obama announced the Department of Education’s launch of a revised “College Scorecard” website that provides access to national data on college costs, graduation rates, debt and post-college earnings, including data regarding NAU. In addition, in November 2015, the Department of Education issued comparative data regarding federally recognized accreditation agencies and the institutions they accredit, which include median debt, repayment rates, completion rates and median earnings.  We cannot predict the extent to which the College Scorecard may create negative perceptions of NAU, or of proprietary educational institutions generally, or otherwise impact NAU’s enrollments, reputation, or results of operations.

Changes in Department of Education Regulations. On October 30, 2015, the U.S. Department of Education (the “Department of Education”) published final regulations to establish a new Pay As You Earn Repayment Plan for those not covered by the existing Pay As You Earn Repayment Plan in the Federal Direct Loan Program, and also to establish procedures for Federal Family Education Loan Program loan holders to use to identify U.S. military servicemembers who may be eligible for a lower interest rate on their federal student loans under the Servicemembers Civil Relief Act.  The new Pay As You Earn repayment plan became available in December 2015 to all Federal Direct Loan Program borrowers regardless of when the borrower took out the loans. In addition, these regulations, which are generally effective July 1, 2016, implement changes to the Federal Family Education Loan Program, or FFEL Program, and Direct Loan Program regulations to streamline and enhance existing processes and provide additional support to struggling borrowers, including, among other things, establishing new procedures for FFEL Program loan holders to identify servicemembers who may be eligible for benefits under the Servicemembers Civil Relief Act. Also, the regulations expand the circumstances under which an institution could challenge or appeal a draft or final cohort default rate, beginning in February 2017. We cannot predict the extent to which these final regulations will impact NAU, nor can we predict possible regulatory burdens and costs.

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

On October 20, 2015, the Department of Education announced that it would establish a negotiated rulemaking committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program (“borrower defenses”) and the consequences of such borrower defenses for borrowers, institutions, and the Department of Education. During the negotiated rulemaking, which occurred over three sessions held between January 2016 and March 2016, the Department of Education offered draft regulatory proposals for the committee’s consideration regarding: (i) the standards for the purpose of determining whether a borrower can establish a defense to repayment on a loan based on an act or omission of an institution; (ii) the time period for availability of borrower defense claims, (iii) the regulatory framework for the process of submitting, reviewing, and determining the veracity of borrower defense claims, and the recoupment from institutions of any losses incurred by the Department of Education for such claims; (iv) updated and expanded categories of false certification discharges of student loans; (v) revised financial responsibility regulations, including actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit, additional disclosure requirements, and limitations on the use of pre-dispute mandatory arbitration clauses in student enrollment agreements; (vi) loan discharges based on electronically submitted death certificates; (vii) Direct Loan Program consolidation of Nurse Faculty Loans made under the Public Health Service Act; (viii) prohibiting holders of defaulted loans made under the Federal Family Education Loan program from capitalizing unpaid interest upon loan rehabilitation; (ix) technical changes to income-based loan repayment plans; (x) informing students of closed school discharge options; and (xi) the authority of the Department of Education to compromise, suspend, or terminate collection of debts.  Because the negotiated rulemaking committee and failed to reach consensus on the full set of draft regulatory proposals presented to it, the Department of Education is not bound by the committee’s discussions when it issues proposed or final regulations on these topics.  Under the Higher Education Act, any such new regulations must be issued in final form by November 1, 2016 to be effective July 1, 2017.  We cannot predict with certainty the timing or substance of any such future regulations, nor the impact that such regulations might have on our business.

Results of Operations — Nine Months Ended February 29, 2016 Compared to Nine Months Ended February 28, 2015

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine months ended February 29, 2016 In percentages	Nine months ended February 28, 2015 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	26.6	24.2
Selling, general and administrative	75.9	60.5
Auxiliary expense	4.9	4.7
Cost of condominium sales	0.0	0.4
Loss (gain) on disposition of property	1.0	(1.9)
Total operating expenses	108.4	87.9
Operating (loss) income	(8.4)	12.1
Interest income	0.1	0.1
Interest expense	(0.9)	(0.7)
Other income - net	0.2	0.2
(Loss) income before income taxes	(9.0)	11.7
Income tax benefit (expense)	3.1	(4.4)
Net income attributable to non-controlling interest	0.0	0.0
Net (loss) income attributable to the Company	(5.9)%	7.3%

For the nine months ended February 29, 2016, our total revenue was $73.1 million, a decrease of $16.0 million or 17.9%, as compared to total revenue of $89.0 million for the same period in 2015.  The change was primarily due to a decrease in average enrollments of 20.3% for the nine months ended February 29, 2016 over the prior year due to lower market demand among our targeted student demographic.  Our revenue for the nine months ended February 29, 2016 consisted of $72.2 million from our NAU operations and $0.8 million from our other operations.

Total operating expenses were $79.2 million or 108.4% of total revenue for the nine months ended February 29, 2016, which is an increase of $1.0 million compared to the same period in 2015.  Operating (loss) was $(6.1) million or (8.4)% of total revenue for the nine months ended February 29, 2016, which is a decrease of $16.9 million compared to the same period in 2015.  Net (loss) attributable to the Company was $(4.3) million or (5.9)% of total revenue for the nine months ended February 29, 2016 as compared to a net income attributable to the Company of $6.5 million or 7.2% of total revenue for the nine months ended February 28, 2015.

Net income for the nine months ended February 29, 2016 decreased by $10.8 million as compared to the same period in 2015 due to $16.0 million lower revenue, and a $1.0 million increase in operating expenses. The Company reported a $2.4 million increase in loss on disposition of property, $0.7 million of which is related to the assets written off as the result of our two campus closures, and a $6.2 million decrease in income tax expense over the same period last year.   The comparative is further affected by recognized gains in the prior year nine month period as a result of non-recurring transactions. During the three months ended August 31, 2014, the Company sold property resulting in a gain of $1.7 million and recognized an expense reduction from a change in estimated retirement plan contributions of $0.7 million. In addition, during the quarter ended November 30, 2014, the Company reversed previously recorded non-cash compensation expense of $1.5 million related to performance based restricted stock awards due to year-end performance criteria that management believed was unachievable.

  NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine months ended February 29, 2016 In percentages	Nine months ended February 28, 2015 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	26.8	24.6
Selling, general and administrative	75.3	60.0
Auxiliary expense	5.0	4.7
Loss on disposition of property	1.1	0.1
Total operating expenses	108.2	89.4
Operating (loss) income	(8.2)	10.6
Interest income	0.1	0.0
Interest expense	(0.9)	(0.8)
Other income - net	0.00	0.0
(Loss) income before non-controlling interest and taxes	(9.0)%	9.8%

Total revenue.  The total revenue for NAU for the nine months ended February 29, 2016 was $72.2 million, a decrease of $15.5 million or 17.6% as compared to total revenue of $87.7 million for the same period in 2015.  The decrease was primarily due to the average enrollment decrease of 20.3% for the nine months ended February 29, 2016 over the same period in 2015, partially offset by a 2.5% tuition increase. The enrollment decrease is due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the nine months ended February 29, 2016 was $67.4 million, a decrease of $14.5 million or 17.7%, as compared to academic revenue of $81.9 million for the same period in 2015.  The decrease was primarily due to lower enrollments over the prior year.  The auxiliary revenue for the nine months ended February 29, 2016 was $4.9 million, a decrease of $1.0 million or 16.9%, as compared to auxiliary revenue of $5.8 million for the same period in 2015.  This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services.  The educational services expense for the nine months ended February 29, 2016 decreased $2.2 million, to $19.3 million in the current year as compared to $21.5 million for the same period in 2015. The educational services expense as a percentage of total revenue for the nine months ended February 29, 2016, was 26.8%, as compared to 24.6% for the same period in 2015. This percentage increase was largely a result of fixed costs, such as facility expenses, being compared to a decreasing revenue base.

Selling, general and administrative expenses.  The selling, general and administrative expenses as a percentage of net revenue increased by 15.3 percentage points for the nine months ended February 29, 2016, to 75.3%, as compared to 60.0% for the same period in 2015.  The selling, general and administrative expenses for the nine months ended February 29, 2016 were $54.4 million, an increase of $1.8 million, or 3.4%, as compared to selling, general and administrative expenses of $52.6 million for the same period in 2015.  During the quarter ended November 30, 2014, the Company reversed previously recorded non-cash compensation expense of $1.5 million related to performance based restricted stock awards due to year-end performance criteria that management believed was unachievable, which affects this comparable expense.  We continue to work to identify cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

Results of Operations — Three Months Ended February 29, 2016 Compared to Three Months Ended February 28, 2015

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three months ended February 29, 2016 In percentages		Three months ended February 28, 2015 In percentages
Total revenues	100.0%		100.0%
Operating expenses:
Cost of educational services	27.5		25.2
Selling, general and administrative	77.9		61.5
Auxiliary expense	4.1		4.4
Cost of condominium sales	0.0		0.0
Loss on disposition of property	3.0		0.0
Total operating expenses	112.5		91.1
Operating (loss) income	(12.5)		8.9
Interest income	0.1		0.1
Interest expense	(1.0)		(0.8)
Other income - net	0.2		0.1
(Loss) income before income taxes	(13.2)		8.3
Income tax benefit (expense)	5.0		(3.3)
Net income attributable to non-controlling interest	0.00		0.0
Net (loss) income attributable to the Company	(8.2	) %	5.0%

For the three months ended February 29, 2016, our total revenue was $22.7 million, a decrease of $6.4 million or 22.0%, as compared to total revenue of $29.1 million for the same period in 2015.  The decrease was primarily due to the enrollment decrease of 20.3% during the winter quarter 2016 over the winter quarter 2015. The enrollment decreases were the result of economic conditions and lower market demand among our targeted student demographic.  Our revenue for the three months ended February 29, 2016 consisted of $22.4 million from our NAU operations and $0.3 million from our other operations.

Total operating expenses were $25.5 million or 112.5% of total revenue for the three months ended February 29, 2016, which is a decrease of $1.0 million compared to the same period in 2015.  Loss from operations was $(2.8) million or (12.5)% of total revenue for the three months ended February 29, 2016, which is a decrease in operating income of $5.5 million compared to the same period in 2015.

Net (loss) income attributable to the Company was $(1.9) million or (8.2)% of total revenue for the three months ended February 29, 2016, as compared to a net income attributable to the Company of $1.5 million or 5.0% of total revenue for the three months ended February 28, 2015.  The lower net income was largely due to $6.4 million lower revenue~~.~~

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three months ended February 29, 2016 In percentages		Three months ended February 28, 2015 In percentages
Total revenues	100.0%		100.0%
Operating expenses:
Cost of educational services	27.9		25.4
Selling, general and administrative	77.5		61.0
Auxiliary expense	4.1		4.4
Loss on disposition of property	3.3		0.0
Total operating expenses	112.8		90.8
Operating (loss) income	(12.8)		9.2
Interest income	0.1		0.0
Interest expense	(1.0)		(0.8)
Other income - net	0.0		0.0
(Loss) income before non-controlling interest and taxes	(13.7	) %	8.4%

Total revenue.  The total revenue for the three months ended February 29, 2016 was $22.4 million, a decrease of $6.4 million or 22.2%, as compared to total revenue of $28.8 million for the same period in 2015.  The decrease was primarily due to the average enrollment decrease of 20.3% for the three months ended February 29, 2016 as compared to the same period in 2015, partially offset by a 2.5% tuition increase. The enrollment decrease is due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the three months ended February 29, 2016 was $21.1 million, a decrease of $5.9 million or 21.9%, as compared to academic revenue of $27.1 million for the same period in 2015.  The decrease was primarily due to lower enrollments and compared to the prior year period.  Auxiliary revenue for the three months ended February 29, 2016 was $1.3 million, a decrease of $0.4 million or 27.1%, as compared to auxiliary revenue of $1.7 million for the same period in 2015.  This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services.  The educational services expense for the three months ended February 29, 2016 were $6.3 million, a decrease of $1.0 million, or 14.7% as compared to educational expenses of $7.3 million for the same period in 2015.  This decrease was primarily due to lower enrollments resulting in a decreased number of classes.  The educational services expense as a percentage of total revenue increased by 2.5 percentage points for the three months ended February 29, 2016, to 27.9%, as compared to 25.4% for the same period in 2015.  This percentage increase was largely a result of fixed costs, such as facility expenses, being compared to a decreasing revenue base.

Selling, general and administrative expenses.  The selling, general and administrative expenses as a percentage of net revenue increased by 16.5 percentage points for the three months ended February 29, 2016, to 77.5%, as compared to 61.0% for the same period in 2015.  The selling, general and administrative expenses for the three months ended February 29, 2016 were $17.4 million, a decrease of $0.2 million, or 1.2%, as compared to selling, general and administrative expenses of $17.6 million for the same period in 2015.  We continue to work to identify cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

Liquidity and Capital Resources

Liquidity.  At February 29, 2016, and May 31, 2015, cash, cash equivalents and marketable securities were $26.7 million and $27.4 million, respectively.  Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificates of deposit.  Of the amounts listed above, the marketable securities at February 29, 2016 and May 31, 2015 were $4.1 million at the end of each period.

We maintain one line of credit to support ongoing operations.  This line of credit is available to support timing differences between inflows and outflows of cash.  During the first nine months of fiscal year 2016 ended February 29, 2016, the line of credit was not utilized.  We retain this $3.0 million revolving line of credit with Great Western Bank.  Advances under the line bear interest at a variable rate based on prime and are unsecured.  There were no advances outstanding against this line at February 29, 2016 and May 31, 2015.

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

Operating Activities. Net cash provided by operating activities for the nine months ended February 29, 2016 and February 28, 2015 were $6.6 million and $18.8 million, respectively. This decrease is primarily due to a $10.8 million decrease in net income and a resulting $1.7 million higher increase in income tax benefit from the prior year period.  The decrease in net income was largely driven by lower revenue resulting from decreased enrollment due to lower market demand among our targeted student demographic.  This enrollment reduction is due, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

Investing Activities.  Net cash used in investing activities was $0.8 million for the nine months ended February 29, 2016, as compared to net cash used of $3.3 million for the nine months ended February 28, 2015.  The decrease in the cash used by investing activities was due, in part to the selling and buying of investments, which resulted in no net proceeds in fiscal 2016 as compared to $6.9 million invested in fiscal 2015.  The nine months ended February 28, 2015 included $3.5 million in proceeds from the sale of property plant and equipment primarily related to settlement of the contract for deed on our former Rapid City campus and a $1.4 million collection of a tenant improvement allowance, which affects this comparable cash outflow.

Financing Activities.  Net cash used by financing activities was $6.5 million and $3.6 million for the nine months ended February 29, 2016 and February 28, 2015 respectively.  The increase is due to an increase of $2.9 million in treasury stock purchases as compared to the prior year.

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

The following table provides a reconciliation of net income attributable to the Company to EBITDA (In thousands):

	Nine months ended		Three months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Net (loss) income attributable to the Company	$(4,378)	$6,460	$(1,891)	$1,464
Income attributable to non-controlling interest	35	26	16	14
Interest income	(62)	(128)	(18)	(17)
Interest expense	654	671	217	220
Income taxes	(2,234)	3,924	(1,123)	938
Depreciation and amortization	4,242	4,636	1,399	1,521

EBITDA	$(1,743)	$15,589	$(1,400)	$4,140

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2015 was disclosed in our fiscal year 2015 Annual Report on Form 10-K. During the nine months ended February 29, 2016, there were no material changes to this previously disclosed information outside the ordinary course of business.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three month period ended February 29, 2016.  We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students.  Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff.  There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may winter short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At February 29, 2016, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs.  In addition to the Department of Education annually assessing our financial responsibility through a specific financial ratio, or composite score, determination, the Department of Education’s regulations also establish several general standards of financial responsibility.  For a detailed discussion of the Department of Education’s financial responsibility requirements, refer to “Item I – Business – Regulatory Matters – Regulation of Federal Student Financial Aid Programs – Financial Responsibility” in our 2015 Annual Report on Form 10-K.

As part of a negotiated rulemaking process that occurred between January 2016 and March 2016, the Department of Education issued draft proposals to revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit, including but not limited to: (i) borrower defense claims, or audits, investigations or claims by governmental authorities exceeding certain financial thresholds; (ii) the institution being placed by its accrediting agency on probation or issued a show cause order, or placed on an accreditation status that poses an equivalent or greater risk to its accreditation; (iii) the institution deriving more than 90% of its revenues for any single fiscal year from Title IV program funds; (iv) a publicly-traded institution being warned by the SEC that trading on its stock may be suspended, or the stock is involuntarily delisted; (v) a publicly-traded institution disclosing or being required to disclose in a SEC report certain judicial or administrative proceedings; (vi) a publicly-traded institution failing to file timely any required annual or quarterly report with the SEC; and (vii) for an institution whose composite score of financial responsibility is less than 1.5, any withdrawal of equity from the institution by any means, including by declaring a dividend.

Because the negotiated rulemaking committee failed to reach consensus on the full set of draft regulatory proposals presented to it, the Department of Education is not bound by the committee’s discussions when it issues proposed or final regulations on the topics that were before the committee.  Under the Higher Education Act, any such new regulations must be issued in final form by November 1, 2016 to be effective July 1, 2017.  We cannot predict with certainty the timing or substance of any such future regulations, nor the impact that such regulations might have on our business.  If the Department of Education adopts revised financial responsibility regulations as presented in draft form to the negotiated rulemaking committee, it may include regulations that require NAU to post letters of credit or accept other limitations to continue participating in Title IV programs, which could materially affect our business, financial condition and results of operations.

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

The Department of Education may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the Department of Education’s assessment of our institutional capability.

As part of a negotiated rulemaking process that occurred between January 2016 and March 2016, the Department of Education issued draft regulatory proposals to the negotiated rulemaking committee regarding, among other topics: (i) the standards for the purpose of determining whether a borrower can establish a defense to repayment on a loan based on an act or omission of an institution; (ii) the time period for availability of borrower defense claims; (iii) the regulatory framework for the process of submitting, reviewing, and determining the veracity of borrower defense claims, and the recoupment from institutions of any losses incurred by the Department of Education for such claims; and (iv) determining institutions to not meet financial responsibility standards to participate in Title IV programs based on borrower defense claims and other related matters.  Because the negotiated rulemaking committee failed to reach consensus on the full set of draft regulatory proposals presented to it, the Department of Education is not bound by the committee’s discussions when it issues proposed or final regulations on the topics that were before the committee.  Under the Higher Education Act, any such new regulations must be issued in final form by November 1, 2016 to be effective July 1, 2017.  We cannot predict with certainty the timing or substance of any such future regulations, nor the impact that such regulations might have on our business.  If the Department of Education adopts borrower defense regulations governing federal student loan debt forgiveness as presented in draft form to the negotiated rulemaking committee, it may include regulations that serve as a basis for recovery of losses arising from loan forgiveness from Title IV participating institutions.  It also may include regulations providing that the outcome of any legal proceeding instituted by a private party or governmental authority or the facts asserted therein could collaterally serve as the basis for imposing liability on NAU for amounts based on borrower defenses, or the termination of NAU’s eligibility to participate in Title IV Programs based on the Department of Education’s institutional capability assessment. Such liability or termination of eligibility could materially affect our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Issuer Purchases of Equity Securities.

The following table summarizes shares of common stock the Company repurchased during the quarter ended February 29, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 1, 2015 – December 31, 2015	202,512	$2.23	202,512	--
January 1, 2016- January 31, 2016	--	--	--	--
February 1, 2016 –February 29, 2016	--	--	--	--

(1) On August 6, 2015, the Company announced that its Board of Directors authorized the Company to repurchase up to 350,000 shares of its outstanding common stock in open market or privately negotiated transactions, for aggregate consideration not to exceed $1.25 million.  The plan expired in the quarter ended February 29, 2016, because the Company repurchased the maximum number of shares allowed in the agreement.

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

National American University Holdings, Inc.

Dated: April 1, 2016	By:	/s/ Ronald L. Shape
Ronald L. Shape
Chief Executive Officer

	By:	/s/ David K. Heflin
David K. Heflin, Ed. D.
Chief Financial Officer