Form 10-K
period 2016-05-31
National American University Holdings, Inc.
filed 2016-08-05
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

As of August 3, 2016, there were 28,480,381 shares of Common Stock, $0.0001 par value per share outstanding.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $25.4 million.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2016 fiscal year) are incorporated by reference into Part III of this Report.

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

Item 1.  Business.

Overview

We are a provider of postsecondary education primarily focused on the needs of working adults and other non-traditional students. We own and operate National American University, a regionally accredited, proprietary, multi-campus institution of higher learning founded in 1941. Since 1998, we have been offering academic and degree programs online. Using both campus-based and online instruction, we provide associate, bachelor’s, master’s and doctoral degrees and diploma programs in business-related disciplines, such as accounting, management, business administration, information technology; legal-related disciplines, such as paralegal, criminal justice; healthcare-related disciplines, such as nursing and healthcare management; and education. Our mission is to prepare students of diverse interests, cultures and abilities for careers in our core fields in a caring and supportive environment.

As of May 31, 2016 we had 37 locations, including educational sites in the states of Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas; a distance learning service center in  Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. In November 2015, the Company closed its educational facility in Denver, Colorado. Our facility in Centennial, Colorado is in the same vicinity, so students had the option to transfer to it. In January 2016, the Company announced the planned closure of two physical locations effective March 1, 2016: Weldon Spring, Missouri and Tigard, Oregon. The ongoing impact of these closures on our future financial results is expected to be positive as online students will remain enrolled, and fixed costs for these locations will be eliminated. Several of our locations utilize small physical facilities in strategic geographic areas, allowing our students to meet face-to-face with staff for assistance with their educational choices and related services while completing the majority of their coursework online. Working adults and other non-traditional students are attracted to the flexibility of our online programs and the personal attention provided at our physical facilities.

In addition to our university operations, we operate a real estate business known as Fairway Hills Developments, or Fairway Hills. Our real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Residential Development area of Rapid City, South Dakota.

Our enrollment declined from 10,850 students as of May 31, 2014 to 9,519 students as of May 31, 2015, and then decreased to 8,185 students as of May 31, 2016, representing a decrease of approximately 12.3% from 2014 to 2015 and a decrease of 14.0% from 2015 to 2016. We believe our recent decline in student enrollment and revenue is the result of the regulatory scrutiny of the industry and current economic environment in which we operate and similar to our peers, many working adults have chosen not to attend school.

Notwithstanding the unfavorable economic environment, we believe we have an opportunity to increase profit by controlling costs and further leveraging our online offerings and physical locations. During the same periods, our revenue declined from $127.8 million for the fiscal year ended May 31, 2014, to $117.9 million for fiscal year ended May 31, 2015, and then decreased to $96.1 million for the fiscal year ended May 31, 2016, representing annual decreases of 7.7% and 18.5%, respectively.  Income before income taxes for the fiscal year ended May 31, 2014 was $5.8 million, compared to $11.2 million for the fiscal year ended May 31, 2015, and a loss of $8.2 million for the fiscal year ended May 31, 2016.

Revenue for the NAU segment declined from $126.2 million in fiscal year 2014 to $116.3 million in fiscal year 2015 and decreased to $95.0 million in fiscal year 2016, representing a decrease of 7.8% between 2014 and 2015 and a decrease of 18.3% from 2015 to 2016.  Income before income taxes for the NAU segment was $5.9 million in fiscal year 2014, increasing to $9.5 million in fiscal year 2015 and then decreasing to a loss of $8.2 million in fiscal year 2016.  Total assets for the NAU segment grew from $76.4 million in fiscal year 2014 to $78.1 million in fiscal year 2015, and decreased to $61.6 million in fiscal year 2016.

Revenue for the other segment, consisting of our real estate business, maintained from $1.6 million in fiscal year 2014 to $1.6 million in fiscal year 2015 and decreased to $1.1 million in fiscal year 2016, representing 0.0% between 2014 and 2015, and a decrease of 31.1% from 2015 to 2016.  Loss before taxes for the other segment went from $0.1 million in fiscal year 2014 to income of $1.7 million in fiscal year 2015 and then decreased to a $0.02 million loss in fiscal year 2016.  Total assets for the other segment decreased from $12.1 million in fiscal year 2014 to $8.5 million in fiscal year 2015 and then increased to $9.1 million in fiscal year 2016.

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

Corporate Information

National American University Holdings, Inc., formerly known as Camden Learning Corporation, was organized under the laws of the State of Delaware on April 10, 2007, as a blank check company to acquire one or more domestic or international assets of an operating business in the education industry.  On November 23, 2009, as a result of the merger transaction with Dlorah, Inc., a South Dakota corporation, which owns and operates NAU, Dlorah became our wholly owned subsidiary.  For accounting purposes, Dlorah was the acquirer and accounted for the transaction as a recapitalization.  Accordingly, the consolidated financial statements included in this annual report on Form 10-K reflect the results of Dlorah.  We conduct substantially all of our business and generate substantially all of our revenue through Dlorah.  Our primary business is the operation of National American University, which generated 98.8% of our revenue in fiscal year 2016.  We also have multi-family residential real estate operation in Rapid City, South Dakota, which generated 1.2% of our revenue in fiscal year 2016.  We maintain a website at www.national.edu.  The information on our website is not incorporated by reference in this Annual Report on Form 10-K.  We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Our Core Values

Since our inception, we have been guided by the following core values, which we believe have contributed to our success in obtaining and retaining students and faculty:

•	offer high quality instructional programs and services;

•	provide a caring and supportive learning environment;

•	offer technical and professional career programs.

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

Approach to Academic Quality

We have identified a number of key elements to promote a high level of academic quality, and they include:

Performance-based competency-driven, professional, and technical curricula. We create performance-based curricula designed to enable all students to gain the foundational knowledge, professional competencies and demonstrable skills required to be successful in their chosen fields. We design our curricula to address specific career-oriented objectives we believe working adult and other non-traditional students are seeking. We have invested significant human and financial resources in the implementation of this curricula development to support faculty and students in achieving prescribed student learning outcomes. Our performance-based curricula is designed and delivered by our faculty members who are committed to delivering a high quality, current and relevant education to prepare our students for their professions.

Qualified faculty. We seek to hire and retain highly qualified faculty members with relevant practical experience and the necessary skills to provide a high-quality education for our students. More than 90% of our faculty members hold graduate degrees. We seek faculty members who are able to integrate relevant, practical experiences from their professional careers into the courses they teach. We also invest in the professional development of our faculty members by providing training in campus and online teaching techniques, hosting events and discussion forums that foster sharing of best practices and continually assessing teaching effectiveness through administrative reviews and student evaluations.

Standardized course design. We employ a standardized curriculum development process to promote consistent, authentic learning experiences in our online courses, and implement this curriculum through blended instructional delivery at the campus locations. We continue to review our programs in an effort to ensure they remain consistent, up-to-date and effective in producing the desired student learning outcomes. We also regularly review student survey data to identify opportunities for course modifications and enhancements.

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

Industry and Outlook

We operate in the same market as for-profit and non-profit public and private professional and technical institutions and community colleges. Competition is generally based on location, program offerings, modality, the quality of instruction, placement rates, selectivity of admissions, recruiting and tuition rates. We compete for enrollments by offering more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We also compete with other career schools by focusing on offering high demand, career-oriented programs, providing individual attention to students and focusing on flexible degrees for working adults and other non-traditional students. We believe we are able to compete effectively in our respective local markets because of the diversity of our program offerings, quality of instruction, strength of our brand, reputation and success in placing students with employers.

Our competition differs in each market depending on the curriculum offered. Also, because schools can add new programs in a relatively short period of time, typically within six to twelve months, new competitors within an academic program area can emerge quickly.

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

Our diversified, technical and professional program mix.  Programs target high-need associate, baccalaureate, and master’s programs in professional and technical areas, including business, accounting, information technology, legal studies, allied health, and nursing.  Program evaluation and development processes allow for academic offerings to be continually updated and relevant to the field, as well as design new programs to meet current industry needs

Our Doctorate in Education (Ed.D.) with nationally recognized leadership. Our Ed.D. program includes nationally renowned community college leaders; leaders and faculty who have served as presidents and chief officers of community colleges for more than 40 years and who have published numerous books and articles on leadership of community colleges in the last several decades. The addition of the program and its recognized faculty brings great visibility to the university and has produced partnerships with community colleges and enrollments comparable to the largest community college leadership programs in the country.

Our multiple accreditations and regulatory approvals. We are regionally accredited through the Higher Learning Commission (HLC). In addition, many of our programs maintain specialized or professional accreditation and approvals.

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

Our experienced executive management team with strong operating history. Our executive management team possesses extensive experience in the management and operation of postsecondary education institutions. Our president and chief executive officer, Dr. Ronald Shape, began his career in higher education with us in 1991. He began teaching courses in accounting, auditing and finance in 1995. Dr. Shape became our chief fiscal officer in 2002 and our chief executive officer in April 2009. Dr. Lynn Priddy is our provost and chief academic officer of the university. Dr. Priddy joined NAU in 2013; she began her career in education in 1986, serving as English faculty, director, dean, and vice president of institutions. In 1999, she joined the largest regional accreditor, the Higher Learning Commission, where she served fourteen years, the last five as vice president.  Dr. David Heflin is the chief financial officer and joined NAU in June 2015.  Dr. Heflin began his career in education in 2001.  From 2001 to 2005, Dr. Heflin served as chief financial officer and chief operating officer at the University of Sioux Falls.  From 2005 to 2008, Dr. Heflin served Clayton State University as vice president of business and operations.  From 2008 to 2014, Dr. Heflin led the Colorado Technical University of Sioux Falls as campus president. Dr. Heflin is a licensed certified public accountant and has been a member of the American Institute of Certified Public Accountants since 1983.  Dr. Robert A. Paxton was appointed president of online learning operations in January 2009 and is currently the president of external relations and strategic initiatives.  From January 1995 to August 2008, Dr. Paxton served as president of Iowa Central Community College.  Dr. Paxton served as vice president of instruction of Cowley County Community College and Area Vocational-Technical School, Arkansas City, Kansas, from June 1990 to December 1994 and as dean of student services from July 1988 to June 1990.  Michael Buckingham was appointed president of our real estate operations in November 2009. Mr. Buckingham oversees the maintenance of all the facilities in the NAU system, as well as properties being developed by our real estate operations.  Mr. Buckingham served as corporate vice president of Dlorah from 1992, and the president of Dlorah’s real estate operations from 1988, until the closing of the Dlorah merger in 2009.

Business Development and Expansion
Our expansion of academic program offerings demonstrates continued investment in current and future growth. In response to workforce and student demand, we have expanded our undergraduate and graduate programming in healthcare, business, education, legal studies, and management. More than 17 new academic programs were launched from 2009 to 2014. Since 2014 more than 30 new programs have either been launched or will be launched in 2017. Program expansion focuses on areas that demonstrate anticipated employment growth of 15% or higher by 2022, with most focused on allied health, information technology, security, and logistics. Our new program offerings typically build on existing programs and incorporate additional specialized courses, which offer students the opportunity to pursue programs that address their specific educational objectives while allowing us to expand our program offerings with modest incremental investment.

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

Increase enrollment in existing academic programs. We continue to focus on increasing enrollment in our core academic programs by continuing to refine our marketing and recruiting efforts to identify, enroll and retain students seeking degrees or diplomas in the academic programs we offer. We also will continue focusing on retaining students, so they may achieve their educational goals. We believe that the depth and quality of our existing core programs will provide opportunity for additional growth.

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

Continue to expand affiliations with other educational institutions. NAU provides online course hosting and technical assistance to approximately 2,100 students through affiliated institutions. We will continue seeking to expand the number of affiliations with other educational institutions to provide online program services. These services can meet the needs of other institutions while providing additional sources of revenue.

Pursue strategic acquisitions. We will consider acquisitions of educational institutions with the potential for program replication, new areas of study, new markets with attractive growth opportunities, further expansion of our online delivery capability and advanced degree programs.

Accreditation and Program Approvals

The quality of our academic programs is evidenced by our institutional and program-specific accreditations and approvals. We received initial accreditation from the HLC in 1985. Since then, we have continued to grow and expand by obtaining HLC approval for new geographic sites and graduate degree programs, In addition to institution-wide accreditation, numerous specialized commissions accredit or approve specific programs or schools, particularly in healthcare and professional fields. Accreditation or approval of specific programs by one of these specialized commissions signifies that those programs have met the additional standards of those agencies. For a list of our institutional and specialized or professional accreditation see “Regulatory Matters — Accreditation.”

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

As of May 31, 2016, we offered the following degree and diploma programs:

Graduate Degrees	Associate Degrees
Doctor of Education
Master of Business Administration
Business Administration with:
•  Emphasis in Accounting
•  Emphasis in Aviation Management
•  Emphasis in E-Marketing
•  Emphasis in Health Care Administration
•  Emphasis in Human Resource Management
•  Emphasis in Information Technology Management
•  Emphasis in International Business
•  Emphasis in Management
•  Emphasis in Project and Process Management
Master of Business Administration Operations and Configuration Management
Master of Management
Master of Management with:
•  Emphasis in Aviation Management
•  Emphasis in Criminal Justice Management
•  Emphasis in E-Marketing
•  Emphasis in Health Care Administration
•  Emphasis in Higher Education
•  Emphasis in Human Resource Management
•  Emphasis in Information Technology Management
•  Emphasis in Operations and Configuration Management
•  Emphasis in Project and Process Management
•  Emphasis in Proprietary Higher Education Management
Master of Science in Nursing
Master of Science in Nursing with:
•  Emphasis in Care Coordination
•  Emphasis in Education
•  Emphasis in Nursing Administration
•  Emphasis in Nursing Informatics

Accounting
Business Administration
Business Logistics
Computer Support Specialist
Criminal Justice
Electronic Health Record Support Specialist
Health and Beauty Management
Health Information Technology
Information Technology
Invasive Cardiovascular Technology
Management
Medical Administrative Assistant
Medical Assisting
Medical Laboratory Technician
Medical Staff Services Management
Occupational Therapy Assistant
Associate of Science in Nursing
Paralegal Studies
Professional Legal Studies
Retail Management
Small Business Management
Surgical Technology
Veterinary Technology

Bachelor’s Degrees
Accounting
Aviation Management
Business Administration
Business Administration with:
•  Emphasis in Accounting
•  Emphasis in Entrepreneurship
•  Emphasis in Financial Management
•  Emphasis in Human Resource Management
•  Emphasis in Management
•  Emphasis in Management Information Systems
•  Emphasis in Marketing
•  Emphasis in Pre-Law
•  Emphasis in Retail Management
•  Emphasis in Supply Chain Management
•  Emphasis in Tourism and Hospitality Management
Construction Management
Criminal Justice
Energy and Manufacturing Management
Energy Management
Healthcare Management
Information Technology
Information Technology – Game Software Development
Information Technology with:
•  Emphasis in Applications Development
•  Emphasis in Computer Cybersecurity and Forensics
•  Emphasis in Database Administration/Microsoft
•  Emphasis in Internet Systems Development
•  Emphasis in Management Information Systems
•  Emphasis in Network Administration/Microsoft
•  Emphasis in Network Management/Microsoft
•  Emphasis in Web Development
Licensed Practical Nursing to Bachelor of Science in Nursing
Management
Bachelor of Science in Nursing
Registered Nurse to Bachelor of Science in Nursing
Organizational Leadership
Paralegal Studies
Professional Legal Studies

Diplomas
Accounting and Bookkeeping
Computer Support Specialist
Healthcare Coding
Medical Billing and Coding
Network and Server Administrator
Office Applications and Support
Therapeutic Massage
Veterinary Assisting

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

Educational and Administrative Sites

Our central administration is located in Rapid City, South Dakota. We lease all of our educational and administrative sites from third parties. As of May 31, 2016, we provided educational offerings and support services in the following locations:

State	Address	Approximate Size
Colorado:	8242 S. University Blvd., Suite 100	4,600 sq. ft.
Centennial, CO 80122-3178

	1079 Space Center Dr.	5,500 sq. ft.
Colorado Springs, CO 80915-3612

	1915 Jamboree Dr., Suite 185	9,300 sq. ft.
Colorado Springs, CO 80920-5378

	350 Blackhawk Street	14,436 sq. ft.
Aurora, CO 80011

Indiana:	3600 Woodview Trace, Suite 200	16,375 sq. ft.
Indianapolis, IN 46268-3167

Kansas:	10310 Mastin St.	25,500 sq. ft.
Overland Park, KS 66212-5451

	7309 E. 21st St. North, Suite G40	10,100 sq. ft.
Wichita, KS 67206-1179

	8428 W. 13th St. N., Suite 120	6,600 sq. ft.
Wichita, KS 67212-2980

Minnesota:	7801 Metro Parkway, Suite 200	20,400 sq. ft.
Bloomington, MN 55425-1536

	6200 Shingle Creek Parkway, Suite 130	14,300 sq. ft.
Brooklyn Center, MN 55430-2131

	1550 W. Highway 36	14,800 sq. ft.
Roseville, MN 55113-4035

	3906 E Frontage Highway 52 Rd. NW	7,150 sq. ft.
Rochester, MN 55901-0108

	10901 Red Circle Dr., Suite 150	5,200 sq. ft.
Minnetonka, MN 55343-4545

	513 W. Travelers Trail	6,000 sq. ft.
Burnsville, MN 55337-2548

Missouri:	3620 Arrowhead Ave.	18,300 sq. ft.
Independence, MO 64057-1791

	7490 NW 87th St.	16,700 sq. ft.
Kansas City, MO 64153-1934

	401 NW Murray Rd.	7,000 sq. ft.
Lee’s Summit, MO 64081-1425

Nebraska:	3604 Summit Plaza Dr.	9,500 sq. ft.
Bellevue, NE 68123-1065

New Mexico:	4775 Indian School Rd. NE, Suite 200	24,400 sq. ft.
Albuquerque, NM 87110-3976

	10131 Coors Blvd., NW Suite I-01	6,200 sq. ft.
Albuquerque, NM 87114-4045

Oklahoma:	8040 S. Sheridan Rd.	8,600 sq. ft.
Tulsa, OK 74133-8945

South Dakota:	5301 S. Highway 16 *	99,600 sq. ft.
Rapid City, SD 57701-8931

	1000 Ellsworth St., Suite 2400B	6,700 sq. ft.
Ellsworth AFB, SD 57706-4943

	5801 S. Corporate	22,400q. ft.
Sioux Falls, SD 57108-5027

	925 29th St. SE	4,700 sq. ft.
Watertown, SD 57201-9123

Texas:	13801 Burnet Rd.~~,~~ Suite 300	20,400 sq. ft.
Austin, TX 78727-1281

	6836 Austin Center Blvd, Suite 270	10,300 sq. ft.
Austin, TX 78731-3188

	1101 Central Expressway S., Suite 100 **	4,400 sq. ft.
Allen, TX 75013-8062

	1015 West University Ave. Suite 700	7,170 sq. ft.
Georgetown, TX 78628-5355

	300 N. Coit Road, Suite 225	4,700 sq. ft.
Richardson, TX 75080-5400

475 State Highway 121 S. By-pass, Suite 150	5,500 sq. ft.
Lewisville, TX 75067-8193

18600 LBJ Freeway	16,800 sq. ft.
Mesquite, TX 75150-5628

6800 Westgate Blvd., Suite 101	6,300 sq. ft.
Austin, TX 78745-4868

11511 Katy Freeway, Suite 200	3,007 sq. ft.
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

Faculty and Other Employees

Our faculty includes full-time faculty members, and part-time campus-based and online faculty members. Approximately 76% of our current faculty members hold a master’s degree in their respective field and approximately 21% of our faculty members hold a doctoral degree or first professional degree.  During fiscal year 2016, the university employed approximately 70 full-time and 800+ part-time faculty members; more than 500 faculty members are active each quarter. These numbers reflect an effort by the institution to more effectively manage redundant course offerings and to maintain academically sound class sizes. Average class size ranges from 10 to 20 depending on the academic program.

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

We recognize that most efforts to train, evaluate and recognize faculty members must originate at the individual campus level. All faculty members complete an online faculty orientation, coordinated by the system academics office, which consists of seven modules addressing the university’s mission and core values, the instructor’s role at the university, learning concepts and theories, good practices in teaching and assessment, classroom management, and accreditation standards and regulatory requirements related to academics. Regularly scheduled webinars are also available for faculty development each quarter.  In addition, the campus directors and full-time faculty are responsible for local orientation and in-service programs for faculty, schedules for faculty appraisal, promotions and merit increase recommendations, as well as formal and informal efforts to retain faculty members. Central academics establishes and upholds the university’s policies and practices for faculty appraisal. We provide ongoing and meaningful feedback on individual performance to our faculty members for their professional growth and for the continued advancement of the university. Retention of quality adjunct faculty is a priority for us.

Faculty and staff are encouraged to actively participate in a variety of academic and non-academic organizations. Faculty members participate in a wide variety of professional associations and activities at the local, state and regional level. We encourage our faculty and staff to stay current on changes and trends within higher education, as well as their respective industries. Participation in professional organizations by faculty and staff bring current information relevant to the university’s mission and programming to students and the workplace.

In addition to our faculty, as of May 31, 2016, we employed more than 800 staff and administrative personnel in university services, academic advising and support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with the university.

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

Admissions

Prospective students are required to complete an application to enroll in our programs. Upon the prospective student’s submission of an application, the admissions representative and student services personnel assist the applicant through the admissions process, arranging financial aid by financial services representatives, if needed, and registering for courses and preparing for matriculation. Prospective students also are required to complete placement tests, which enable the university to best serve the students by enrolling them in classes to build any missing skills, thereby increasing their chances of success.

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

Enrollment

Enrollments have decreased from 9,519 students as of May 31, 2015 to 8,185 students as of May 31, 2016, representing an annual decrease of approximately 14.0%. As of May 31, 2016, we had 4,868 students enrolled in our online programs, 2,400 students enrolled on-campus, and 917 students enrolled through our hybrid learning centers. The average age of our students is approximately 35 years.

The following is a summary of our student enrollment at May 31, 2016, and May 31, 2015, by degree type and by instructional delivery method:

	May 31, 2016		May 31, 2015
	No. of Students	% of Total	No. of Students	% of Total
Continuing Education	972	11.9%	519	5.4%
Doctoral	87	1.0%	78	0.8%
Graduate	324	4.0%	253	2.7%
Undergraduate and Diploma	6,802	83.1%	8,669	91.1%

Total	8,185	100.0%	9,519	100.0%

	May 31, 2016		May 31, 2015
	No. of Students	% of Total	No. of Students	% of Total
Online	4,868	59.5%	5,929	62.3%
On-Campus	2,400	29.3%	2,182	22.9%
Hybrid	917	11.2%	1,408	14.8%

Total	8,185	100.0%	9,519	100.0%

Tuition and Fees

Our tuition rates vary by educational site. Total tuition varies based upon several factors, including the number of credit hours for each program, the degree level of the program, and geographic location.

Our students finance their education through a variety of sources, including government sponsored financial aid, private and NAU provided scholarships, employer provided tuition assistance, veteran’s benefits, private loans and cash payments. A substantial portion of our students rely on funds received under various government sponsored student financial aid programs, predominately Title IV programs. In the fiscal years ended May 31, 2016, 2015, and 2014, approximately 86.8%, 89.2%, and 89.3%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs.  In the future, we expect to continue our current initiatives to increase revenue from sources other than Title IV programs, such as our non-Title IV continuing education programming.

We have a refund policy for tuition and fees based upon quarterly start dates. If a student drops or withdraws from a course during the first week of classes, 100% of the charges for tuition and fees are refunded. After the first week but during the first 60% of scheduled classes the percentage of tuition charges refunded for a student who totally withdraws from NAU is based on a daily proration based on a percent of the term completed thru the last day of attendance (LDA). If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. Fees charged include specialty and program fees ranging from $25 to $551, depending on the program. A $75 administrative fee is assessed against each prorated refund. A refund minus a $75 administrative fee is made within 45 days of the day the student’s withdrawal is determined. If the student was a financial aid recipient, federal regulations establish a methodology for determining the amount of Title IV funds that must be returned to the financial aid programs for students not completing 60% of the enrollment period.

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

Real Estate Operations

Our real estate operations conduct business through various projects and associations, including Fairway Hills I and II, Park West, Vista Park, Fairway Hills Park and Recreational Association, the Vista Park Homeowners’ Association and the Park West Homeowners’ Association. Fairway Hills I and Fairway Hills II are apartment buildings consisting of a total of 52 rental apartments of which 97% were leased as of May 31, 2016. Park West consists of 48 apartment units and is owned by a partnership that is 50% owned by NAUH and 50% owned by members of the Buckingham family (including Robert Buckingham, chairman of our board of directors, and his siblings and the spouses and estates of his siblings).  Park West is 98% leased with 5 units currently owned as of May 31, 2016.  Vista Park consists of 24 total condominium units; a total of 12 have been sold to-date. Prices for Vista Park condominium units start at $160,000.

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

Compliance with Applicable Laws

We strive to comply with applicable federal, state, and local laws and regulations. We have a designated university compliance officer and maintain an institutional compliance program that:

•	has a university compliance committee made up of representatives of departments and is chaired by the university compliance officer;

•	monitors compliance and, when gaps or violations occur, develops responses to correct deficiencies in a timely manner; and

•	communicates institutional principles designed to deter wrongdoing and to promote ethical conduct.

Further, audits are periodically conducted to ensure compliance with applicable laws, including the following:

•	Federal Title IV student financial assistance program compliance attestation examinations are conducted annually to determine compliance and to identify any deficiencies requiring correction;

•	an audit of 401(k) retirement plans is conducted annually for compliance with applicable laws and fiduciary duties; and

•	annual financial statements audited by an independent auditor.

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

In addition, several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising or recruiting prospective students in the state.  State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently.  We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the current requirements of the state education agency in these states, and in other states we have approvals as we have determined necessary in connection with our marketing and recruiting activities.  We review the licensure requirements of other states to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the applicable state education agency and submit additional applications for licensure or authorization when necessary.  We are required by the Higher Education Act to be authorized by applicable state educational agencies in South Dakota and other states where we are located to participate in Title IV programs.  On July 25, 2016, the Department of Education published proposed regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions.  Among other provisions, these proposed regulations would require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each State in which the institution enrolls students, if such authorization is required by the State.  The Department of Education would recognize authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own consumer laws.  The proposed regulations also require that foreign additional locations and branch campuses of domestic institutions be authorized by the appropriate foreign government agency and if at least 50% of a program can be completed at the location/branch, be approved by the institution’s accreditation agency and reported to the state where the main campus is located.  The proposed regulations would also require institutions to: document the state process for resolving student complaints regarding distance education programs; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs.  The Department of Education must issue a final rule no later than November 1, 2016 in order for the regulation to take effect on July 1, 2017.  See “Regulatory Matters – Regulation of Federal Student Financial Aid Programs – State Authorization.”  We do not believe that any of the states in which we are currently licensed or authorized, other than South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma and Texas, are individually material to our operations. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, or in a state where we are required to maintain authorization for online education activities, we would also lose Title IV eligibility in that state.  If we are found not to be in compliance with state requirements for online learning, and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state and may have to cease providing educational programs to students in that state or may be subject to other sanctions, including fines or penalties.  Compliance with these new and changing laws, regulations or interpretations related to state authorization and offering programs via online delivery could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect enrollments, revenues and our business.

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

In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the HLC at the institutional level, we also had the following specialized accreditations as of May 31, 2016:

Specialized or Programmatic Accreditation or Approval	Accrediting or Approving Body
Selected Business Degree Programs (Associate of Applied Science, Bachelor of Science, Master of Management, Master of Business Administration degrees)	International Assembly for Collegiate Business Education
Medical Laboratory Technician (Kansas City [Zona Rosa], Missouri campus)	National Accrediting Agency for Clinical Laboratory Sciences Serious Applicant Status
Health Information Technology (online program)	Commission on Accreditation for Health Informatics and Information Management Initial Accreditation
Medical Assisting (Albuquerque, New Mexico; Austin, Texas; Bellevue, Nebraska; Bloomington, Brooklyn Center, and Roseville, Minnesota; Colorado Springs, and Centennial, Colorado; Independence, Kansas City [Zona Rosa], Missouri; Overland Park, and Wichita, Kansas; Sioux Falls, South Dakota; Tulsa, Oklahoma, campuses)
Commission on Accreditation of Allied Health Education Programs on the recommendation of the Medical Assisting Education Review Board
Occupational Therapy Assistant (Centennial , Colorado and Independence, Missouri campuses)	Accreditation Council for Occupational Therapy Education
Paralegal Studies (Rapid City and Sioux Falls, South Dakota; Bloomington, Brooklyn Center, Burnsville, Roseville and Minnetonka, Minnesota, campuses)	American Bar Association
Pharmacy Technician (Bloomington, Brooklyn Center, and Roseville, Minnesota; Independence , Missouri; campuses)	American Society of Health-System Pharmacists
Veterinary Technology (Rapid City, South Dakota campus)	Committee on Veterinary Technician Education and Activities
Associate of Science Nursing Program (Kansas City (Zona Rosa), Missouri campus)	Missouri Board of Nursing Full Approval
Bachelor of Science in Nursing Program (Albuquerque, New Mexico campus)	New Mexico Board of Nursing Initial Approval
Bachelor of Science in Nursing Program (Bloomington, Minnesota campus)	Minnesota Board of Nursing Approval
Bachelor of Science in Nursing Program (Rapid City, and Sioux Falls, South Dakota campuses)	South Dakota Board of Nursing Interim Approval
Bachelor of Science in Nursing Program (Austin, Texas campus)	Texas Board of Nursing Initial Approval
Bachelor of Science in Nursing and Licensed Practical Nurse Bridge to Bachelor of Science in Nursing Program (Overland Park, and Wichita West, Kansas campuses)	Kansas State Board of Nursing Initial Approval
Bachelor of Science and Master of Science in Nursing Programs	Commission on Collegiate Nursing Education Initial Accreditation
Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning)	South Dakota Board of Nursing Approval
Associate of Science in Nursing Program (Kansas City (Zona Rosa), Missouri campus)	Accreditation Commission for Education in Nursing Continuing Accreditation
Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning) (all states except Tennessee)	Commission on Collegiate Nursing Education Initial Accreditation

If we fail to satisfy the standards of any of these specialized accrediting commissions, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs.

Regulation of Federal Student Financial Aid Programs

To be eligible to participate in Title IV programs, an institution must comply with specific requirements contained in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state or states in which it is physically located (in our case, South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, and Texas) and maintain institutional accreditation by an accrediting commission recognized by the Department of Education.

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

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years.  The most recent reauthorization of the Higher Education Act occurred in August 2008, which means that the next reauthorization was due in 2013.  Congress failed to pass a one-time reauthorization bill; therefore, an automatic one-year extension to December 2014 was established.  In late 2014, Congress passed an extension to further delay reauthorization. Congress has taken actions required to continue to extend Title IV programs while a Higher Education Act reauthorization remains pending and the Title IV programs remain authorized and functioning.  Congress must continue to pass legislation to extend the Act until a reauthorization can occur. We cannot predict when or whether Congress may reauthorize the Higher Education Act, but it is possible that Congress may work to either reauthorize the Higher Education Act in its entirety or pass a series of smaller bills that focus on individual parts of the Higher Education Act, primarily Title IV programs.

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

In recent years, various pieces of legislation has been proposed in Congress that, if adopted, would affect our business.  For example, from time to time, legislation is introduced to make a proprietary institution ineligible to participate in Title IV programs if it derives more than 85% of its revenues from federal funds, including Title IV programs, revenues from the GI Bill and Department of Defense Tuition Assistance funds.  Some legislation would also prohibit proprietary institutions, including us, from using federally-derived funds for marketing, advertising and recruiting expenses.  This and similar proposals could be used as a basis of discussion during the reauthorization of the Higher Education Act.  We anticipate that reauthorization of the Higher Education Act will be a priority for the relevant Congressional committees during the 115th Congress, which will begin in January 2017. Any actions that change the requirements for our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business.

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

Beginning in February 2014, the Department of Education held negotiated rulemaking sessions related to proposed regulations to address program integrity and improvement issues for the Title IV programs, including but not limited to, cash management of Title IV program funds and the use of debit cards and the handling of Title IV credit balances, state authorization for programs offered through distance education or correspondence education, state authorization for foreign locations of institutions, clock to credit hour conversion requirements, the definition of “adverse credit” for borrowers of certain loans, and the application of repeat coursework provisions to graduate and undergraduate programs. On October 23, 2014, the Department published final regulations regarding the definition of “adverse credit” for borrowers of certain loans which took effect on July 1, 2015.  On October 30, 2015, the Department of Education published final regulations regarding cash management of Title IV program funds, and debit card practices, retaking coursework and clock-to-credit hour conversion.  These final regulations became effective on July 1, 2016.

Among other topics, the cash management regulations that became effective on July 1, 2016 address arrangements between postsecondary institutions and financial account providers to disburse Title IV program credit balances to students, including through the use of debit or prepaid cards. The cash management regulations require institutions to establish a process to facilitate student choice in how students receive Title IV program federal student financial aid credit balances; limit the personally identifiable information about students that may be shared with financial account providers; and require institutions to obtain student consent before opening an account in the student’s name. Under these regulations, an institution that has entered into an arrangement with a financial account provider must mitigate certain fees incurred by Title IV program fund recipients, and certain types of fees are prohibited. The cash management regulations require that contracts governing arrangements with financial account providers be publicly disclosed and evaluated in light of the best financial interests of students. Additionally, the cash management regulations mandate that institutions subject to heightened cash monitoring procedures for disbursements of Title IV program funds must, effective July 1, 2016, pay to students any applicable Title IV credit balances before requesting such funds from the Department of Education. The cash management regulations further specify the circumstances under which an institution may include the cost of books and supplies as part of institutional tuition and fees charged to a student, such as if the institution has made arrangements with publishers to obtain books at below-market rates or if books or electronic course materials are not available elsewhere. The cash management regulations also expand the group of students to whom an institution must provide a way to obtain or purchase, by the seventh day of a payment period, the books and supplies applicable to the payment period. Previously, an institution was required to provide such assistance only to students who receive Pell Grants, but under these new regulations, an institution will be required to provide such assistance to any student who is eligible for Title IV program funds. In addition to the cash management regulations, the final Title IV program integrity regulations published on October 30, 2015 make other changes to requirements for the institutional administration of Title IV programs, including by clarifying how previously passed coursework is treated for Title IV eligibility purposes, and altering the requirements for converting clock hours to credit hours. We are currently unable to predict the impact that compliance with these new Title IV program integrity regulations might have on our business.

Also on October 30, 2015, the Department of Education published final regulations to establish a new Pay As You Earn Repayment Plan for those not covered by the existing Pay As You Earn Repayment Plan in the Federal Direct Loan Program, and also to establish procedures for Federal Family Education Loan Program loan holders to use to identifyU.S. military servicemembers who may be eligible for a lower interest rate on their federal student loans under the Servicemembers Civil Relief Act. The new Pay As You Earn repayment plan became available in December 2015 to all Federal Direct Loan Program borrowers regardless of when the borrower took out the loans. In addition, these regulations, which are generally   effective July 1, 2016 implement changes to the Federal Family Education Loan Program, or FFEL Program, and Direct Loan Program regulations to streamline and enhance existing processes and provide additional support to struggling borrowers, including among other things, establishing new procedures for FFEL Program loan holders to identify servicemembers who may be eligible for benefits under the Servicemembers Civil Relief Act. Also, the regulations expand the circumstances under which an institution could challenge or appeal a draft or final cohort default rate, beginning in February 2017. We cannot predict the extent to which these final regulations will impact NAU, nor can we predict possible regulatory burdens and costs.

On June 16, 2016, the Department of Education published a proposed rule for public comment that, among other provisions, establishes new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment (“Borrower Defense”) on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses (the “Borrower Defense Proposed Rule”). The Borrower Defense Proposed Rule, among other topics, addresses (i) the standards for the purpose of determining whether a borrower can establish a Borrower Defense based on an act or omission of an institution, (ii) the time periods for availability of Borrower Defense claims; (iii) the regulatory framework by which the Department of Education will receive, review and determine theveracity of Borrower Defense claims, and under which the Department of Education may recover from institutions any losses incurred from successful Borrower Defense claims. The Borrower Defense Proposed Rule also would revise the Department of Education’s general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit or equivalent cash deposits, in certain cases automatically and others at the discretion of the Department of Education. Such events and actions include but are not limited to (i) Borrower Defense claims, or audits, investigations or claims by governmental authorities exceeding certain financial thresholds; (ii) certain types of lawsuits against an institution; (iii) the institution being placed by its accrediting agency on probation or issued a show cause order, or placed on an accreditation status that poses an equivalent or greater risk to its accreditation; (iv) the institution’s violation of a loan agreement or other credit obligations; (v) the institution deriving more than 90% of its revenues for any single fiscal year from Title IV program funds; (vi) a publicly traded institution being warned by the SEC that trading on its stock may be suspended, or the stock is involuntarily delisted; (v) a publicly traded institution disclosing or being required to disclose in a SEC report certain judicial or administrative proceedings; (vi) a publicly traded institution disclosing or being required to disclose in a report filed with the SEC a judicial or administrative proceeding stemming from a complaint filed by a person or entity that is not part of a State or Federal action (unless the institution satisfactory demonstrates to the Department of Education why the disclosed matter does not constitute a material event); (vii) a publicly traded institution failing to file timely a required annual or quarterly report with the SEC; (viii) the exchange on which the stock of a publicly traded institution is traded notifies the institution that it is not in compliance with exchange requirements; (ix) the performance of an institution’s educational programs under the Department of Education’s “gainful employment” regulation; (x) for an institution whose composite score of financial responsibility is less than 1.5, any withdrawal of equity from the institution by any means, including by declaring a dividend; (xi) subject to limited exceptions, an institution having, as its two most recent official cohort default rates, a rate of 30 percent or higher; (xii) significant fluctuations in Direct Loan Program or Pell Grant amounts received by the institution; (xiii) citations by a State licensing or authorizing agency regarding the institution failing State or agency requirements; (xiv) the institution failing to meet a financial stress test to be developed or adopted by the Department of Education; (xv) the institution or its corporate parent has a non-investment grade bond or credit rating; (xvi) as calculated by the Department of Education, the institution having high annual dropout rates; and (xvii) any adverse event reported by the institution on a Form 8-K filed with the SEC. An institution required to post a letter of credit also would be required to disclose that fact to all students and prospective students. The Borrower Defense Proposed Rule also would implement a new loan repayment rate methodology for only proprietary institutions, which if equal to or less than zero percent would require a proprietary institution to disclose such rates along with a warning on its website, in all advertising and promotional materials and to prospective and enrolled students. Comments to the Borrower Defense Proposed Rule are due on or before August 1, 2016, and the Department of Education must issue a final rule no later than November 1, 2016 in order for the new regulations to take effect on July 1, 2017.

On July 25, 2016, the Department of Education published proposed regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions.  Among other provisions, these proposed regulations would require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each State in which the institution enrolls students, if such authorization is required by the State.  The Department of Education would recognize authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own consumer laws.  The proposed regulations also require that foreign additional locations and branch campuses of domestic institutions be authorized by the appropriate foreign government agency and if at least 50% of a program can be completed at the location/branch, be approved by the institution’s accreditation agency and reported to the state where the main campus is located.  The proposed regulations would also require institutions to: document the state process for resolving student complaints regarding distance education programs; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs.  The Department of Education must issue a final rule no later than November 1, 2016 in order for the regulation to take effect on July 1, 2017. We cannot predict with certainty the timing or substance of any such future regulations, nor the impact that such regulations might have on our business.

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

The final regulations outline various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold ratios over certain periods of time.  A program must achieve a DTE ratio at or below 8%, or a DTI ratio at or below 20%, to be considered “passing.”  A program with a DTE rate greater than 8% but less than or equal to 12%, or a DTI rate greater than 20% but less than or equal to 30%, is considered “in the zone.”  A program with a DTE rate greater than 12% and a DTI rate greater than 30% is considered “failing.”  A program will cease to be eligible for students to receive Title IV Program funds if its DTE and DTI ratios are failing in two out of any three consecutive award years or if both of those rates are either failing or in the zone for four consecutive award years for which the Department calculates debt-to earnings rates.  We currently estimate the Department of Education will release its first set of DTE and DTI ratios to institutions in late 2016 or early 2017. The expected timing of the issuance of the 2015 ratios is unknown at this time.

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

Among other requirements, the final gainful employment regulations require institutions to report extensive student and program level data to the Department of Education, with such data for the 2008-2009 through 2013-2014 award years required to be reported by July 31, 2015, and such data for the 2014-2015 award year required to be reported by October 1, 2015. On September 22, 2015 and October 9, 2015, we received correspondence from the Department of Education indicating that NAU had failed to report data on a number of its programs and that the Department of Education would not process any applications for new programs or new locations until the matter was resolved. Failure to properly resolve the matter also could result in administrative actions by the Department of Education, or could adversely impact the Department of Education’s calculation of our programs’ annual debt-to-annual earnings and debt-to-discretionary income ratios that under the gainful employment regulations will determine those programs’ continued eligibility for Title IV program funds. NAU has submitted additional data to the Department of Education and believes, absent any further notice from the Department of Education to the contrary, that it has resolved the matter.

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

We continue to evaluate the effect of the final gainful employment regulations.  As a result of our evaluation to date, we have made a number of changes to our educational program offerings.  We have suspended enrollment in the Associates of Applied Science in Veterinary Technology program and plan to phase out the program by 2018.  We have developed a Medical Assisting diploma program to address the need for a shorter, more cost-effective, program.  In addition, two programs, the Associates of Applied Science in Pharmacy Technology and the Associates of Applied Science in Therapeutic Massage have been discontinued and students enrolled in those programs are in the process of being taught out.

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

Incentive Compensation. An educational institution that participates in Title IV programs may not make any commission, bonus or other incentive payments to any persons or entities involved in recruitment or admissions activities or in the awarding of financial aid.  The prohibition against incentive compensation applies to any person engaged in student recruitment or admissions activities or in making financial aid award decisions, and any higher level employees with responsibility for such activities.  The Department of Education’s Program Integrity Regulations issued in October 2010, most of which became effective as of July 1, 2011 (which we refer to herein as the “Program Integrity Regulations”), rescinded previously issued Department of Education guidance and twelve recognized “safe harbor” provisions that specified certain activities and arrangements that were deemed to be permissible incentive compensation.  The Department of Education effectively took the position that any commission, bonus or other incentive compensation based in any part, directly or indirectly, on securing enrollment or awarding financial aid is inconsistent with the prohibition against incentive compensation payment in the Higher Education Act.  The Department of Education also issued a “Dear Colleague” letter in March 2011 providing additional guidance regarding the scope of the prohibition on incentive compensation and to what employees and types of activities the prohibition applies.  The elimination of the “safe harbor” provisions required us to change our compensation practices and has had and will continue to have a significant impact on the rate at which students enroll in our programs and on our business, financial condition and results of operations.

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

We operate physical facilities offering educational programs in South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, and Texas. In each of these states, we maintain the required authorizations to offer our educational programs under state law.

Where required under applicable law, these authorizations from state educational agencies are very important to us.  To maintain requisite state authorizations, we are required to continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures.  Failure to comply with applicable requirements of the state educational agencies in South Dakota, Colorado, Kansas, Indiana, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, and Texas could result in us losing our authorization to offer educational programs in those states.  If that were to occur, the applicable state educational agency could force us to cease operations in that state.  Even if the applicable state educational agency does not require the university to cease operations on an immediate basis, the loss of authorization by the state educational agency in such state would then cause our campuses in such state to lose eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state.  Alternatively, the state educational licensing agencies could restrict our ability to offer certain degree programs.  Additionally, if the Department of Education were to determine that our authorizations in South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, and Texas did not satisfy the Department of Education’s state authorization requirements, the campuses in the relevant states could lose their eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state.

The Program Integrity Regulations also included a requirement that an institution meet any state authorization requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction as a condition of awarding Title IV funds to students in that state. In July 2011, a Federal District Court issued an order vacating the regulation, which was sustained in June 2012 by the United States Court of Appeals for the District of Columbia Circuit.  As described above under “Changes in Department of Education Regulations,” the Department of Education has published proposed Title IV program regulations requiring state authorization for programs offered through distance education or correspondence education.  We therefore cannot predict with any certainty the impact of that rulemaking or any future regulation.

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

Misrepresentation. An institution participating in Title IV programs is prohibited from making misrepresentations regarding the nature of its educational programs, the nature of financial charges and availability of financial assistance, or the employability of graduates.  A misrepresentation is defined in the regulations as any false, erroneous or misleading statement to any student or prospective student, any member of the public, an accrediting agency, a state agency or the Department of Education, and, significantly, the Program Integrity Regulations defined misleading statements to broadly include any statements that have a likelihood or tendency to deceive or confuse.  However, in June 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the regulation insofar as it defined misrepresentation to include true and non-deceitful statements that have only the tendency or likelihood to confuse.  Furthermore, under the Borrower Defense Proposed Rule, the Department of Education has proposed to expand its misrepresentation regulations to prohibit omissions of information and statements with a likelihood or tendency to mislead under the circumstances. The Borrower Defense Proposed Rule is discussed in more detail in “Item I – Business – Regulatory Matters – Regulation of Federal Student Financial Aid Programs – Changes in Department of Education Regulations.”  If we – or any entity, organization, or person with whom we have an agreement to provide educational programs or to provide marketing, advertising, recruiting, or admissions services – commit a misrepresentation for which a person could reasonably be expected to rely, or has reasonably relied, to that person’s detriment, the Department of Education could initiate proceedings to revoke our institutions’ Title IV eligibility, deny applications made by our institutions, impose fines, or initiate a limitation, suspension or termination proceeding against us. Further, although the Department of Education claims not to have created any private right of action, the misrepresentation regulations could increase risk of qui tam actions under the False Claims Act.

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

Our audited financial statements for the fiscal years ended May 31, 2016 and May 31, 2015 indicated our composite scores for such fiscal years were 1.8 and 3.0, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements. If we are unable to meet the minimum composite score or comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then our students could lose their access to Title IV program funding.

Additionally, as part of the Borrower Defense Proposed Rule, the Department of Education has proposed to revise its general standards of financial responsibility to include various actions and eventst hat would require institutions to provide the Department of Education with irrevocable letters of credit. For additional information regarding this proposed rule, see “Item 1 – Business – Regulatory Matters –Changes in Department of Education Regulations.”

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

Using the Department of Education’s formula under the 90/10 Rule, for our 2016, 2015 and 2014 fiscal years, we derived approximately 86.8%, 89.2% and 89.3%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. Our fiscal year 2016 cash-payment and non-Title IV student enrollment stayed level from that of fiscal year 2015, while our Title IV enrollment dropped. This was the primary cause of the drop in percentage from fiscal year 2015 to fiscal year 2016. Increased enrollments in our doctoral program, which is often funded through company tuition assistance; as well as increased workforce development revenue, also contributed to our decrease in percentage. Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues NAU receives from Title IV programs, which could make it more difficult for us to satisfy the 90/10 Rule. In addition, economic downturns that adversely affect students’ employment circumstances could also increase their reliance on Title IV programs. Furthermore, from time to time, legislation is introduced that would make a proprietary institution ineligible to participate in Title IV programs if it derives more than 85% of its revenues from federal funds, including Title IV programs, revenues from the GI Bill and Department of Defense Tuition Assistance funds. We are exploring the feasibility of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds.  Among other things, we expect to expand our non-Title IV education programming.

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

Our official cohort default rates for federal fiscal years 2012, 2011 and 2010 are 20.8%, 21.4% and 24.6%, respectively.  The draft cohort rate for federal fiscal year 2013 is 23.7%.

The Department of Education generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30.  In February 2016 we received notice from the Department of Education that our draft cohort rate for students who entered repayment during the federal fiscal year ended September 30, 2013, measured over three federal fiscal years of borrower repayment, was 23.7%.  Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September.

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

For our fiscal year ended May 31, 2016, we derived approximately 86.8% of our revenues (calculated on a cash basis) from federal student financial aid programs, known as Title IV programs, administered by the United States Department of Education, or the Department of Education. A significant percentage of our students rely on the availability of Title IV program funds to finance their cost of attending NAU. To participate in Title IV programs, a postsecondary institution must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, NAU’s operations and programs are regulated by other state education agencies and additional accrediting commissions. We are subject to extensive regulation by the education agencies of multiple states, the HLC, which is our institutional accrediting commission, various specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs and change our ownership structure.

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

Recently, Congress has placed increased focus on the role that for-profit educational institutions play in higher education, which is described further in “Item 1 – Business – Regulatory Matters – Changes in Department of Education Regulations.”  As described above, the HELP Committee and other Congressional members and committees have scrutinized various aspects of the education industry, including student debt, student recruiting, student outcomes and accreditation matters.  The HELP Committee held a series of hearings on the proprietary education sector and released a report in July 2012, which could lead to further investigations of proprietary schools and additional regulations promulgated by the Department of Education.  The executive branch and the Department of Defense have also increased their focus on the provision of educational benefits for military personnel and veterans.

We cannot predict whether, or the extent to which, these hearings, reports and review will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially affected.  In addition, we anticipate that reauthorization of the Higher Education Act will be a priority for the relevant Congressional committees during the 115th Congress, which will begin in January 2017. Any actions that change the requirements for our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business.

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

We operate physical facilities offering educational programs in South Dakota, Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma and Texas.  To maintain our state authorizations, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures.  We may need to apply for additional authorization in these or other states in which we are authorized in order to comply with the Department of Education’s state authorization requirements, and the authorization process could result in unexpected delays or other setbacks that could jeopardize our Title IV eligibility.  If we fail to satisfy any of these standards, we could lose our authorization from the applicable state educational agency to offer educational programs and could be forced to cease operations in such state.  Such a loss of authorization would also cause our physical campus in the state to lose eligibility to participate in Title IV programs. Some states may also prescribe financial regulations that are different from those of the Department of Education and many require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, we would also lose Title IV eligibility in that state.  Any such event could have a material effect on our business, financial condition and results of operations.

The Program Integrity Regulations also included a requirement that an institution meet any state authorization requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction, as a condition of awarding Title IV funds to students in that state.  In July 2011, a Federal District Court issued an order vacating the regulation, which was sustained in June 2012 by the United States Court of Appeals for the District of Columbia Circuit.  As described above under “Changes in Department of Education Regulations,” the Department of Education has published proposed Title IV program regulations requiring state authorization for programs offered through distance education or correspondence education.

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

On June 16, 2016, the Department of Education published a proposed rule for public comment that, among other provisions, establishes new standards and processes for determining whether a Direct Loan Program borrower has a Borrower Defense on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. The Borrower Defense Proposed Rule, among other topics, addresses (i) the standards for the purpose of determining whether a borrower can establish a Borrower Defense based on an act or omission of an institution, (ii) the time periods for availability of Borrower Defense claims; (iii) the regulatory framework by which the Department of Education will receive, review and determine the veracity of Borrower Defense claims, and under which the Department of Education may recover from institutions any losses incurred from successful Borrower Defense claims. The Borrower Defense Proposed Rule also would revise the Department of Education’s general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit or equivalent cash deposits, in certain cases automatically and others at the discretion of the Department of Education. Such events and actions include but are not limited to (i) Borrower Defense claims, or audits, investigations or claims by governmental authorities exceeding certain financial thresholds; (ii) certain types of lawsuits against an institution; (iii) the institution being placed by its accrediting agency on probation or issued a show cause order, or placed on an accreditation status that poses an equivalent or greater risk to its accreditation; (iv) the institution’s violation of a loan agreement or other credit obligations; (v) the institution deriving more than 90% of its revenues for any single fiscal year from Title IV program funds; (vi) a publicly traded institution being warned by the SEC that trading on its stock may be suspended, or the stock is involuntarily delisted; (v) a publicly traded institution disclosing or being required to disclose in a SEC report certain judicial or administrative proceedings; (vi) a publicly traded institution disclosing or being required to disclose in a report filed with the SEC a judicial or administrative proceeding stemming from a complaint filed by a person or entity that is not part of a State or Federal action (unless the institution satisfactory demonstrates to the Department of Education why the disclosed matter does not constitute a material event); (vii) a publicly traded institution failing to file timely a required annual or quarterly report with the SEC; (viii) the exchange on which the stock of a publicly traded institution is traded notifies the institution that it is not in compliance with exchange requirements; (ix) the performance of an institution’s educational programs under the Department of Education’s “gainful employment” regulation; (x) for an institution whose composite score of financial responsibility is less than 1.5, any withdrawal of equity from the institution by any means, including by declaring a dividend; (xi) subject to limited exceptions, an institution having, as its two most recent official cohort default rates, a rate of 30 percent or higher; (xii) significant fluctuations in Direct Loan Program or Pell Grant amounts received by the institution; (xiii) citations by a State licensing or authorizing agency regarding the institution failing State or agency requirements; (xiv) the institution failing to meet a financial stress test to be developed or adopted by the Department of Education; (xv) the institution or its corporate parent has a non-investment grade bond or credit rating; (xvi) as calculated by the Department of Education, the institution having high annual dropout rates; and (xvii) any adverse event reported by the institution on a Form 8-K filed with the SEC. An institution required to post a letter of credit also would be required to disclose that fact to all students and prospective students. The Borrower Defense Proposed Rule also would implement a new loan repayment rate methodology for only proprietary institutions, which if equal to or less than zero percent would require a proprietary institution to disclose such rates along with a warning on its website, in all advertising and promotional materials and to prospective and enrolled students. Comments to the Borrower Defense Proposed Rule are due on or before August 1, 2016, and the Department of Education must issue a final rule no later than November 1, 2016 in order for the new regulations to take effect on July 1, 2017. If the Department of Education adopts final regulations as presented in the Borrower Defense Proposed Rule, and we subsequently are required to repay the Department of Education for any successful Borrower Defense claims by students who attended NAU, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations.

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

As described in more detail under “Regulatory Matters — Regulation of Federal Student Aid Programs — Financial Responsibility,” the Department of Education annually assesses our financial responsibility through a composite score determination. Our audited financial statements for the fiscal years ended May 31, 2016 and May 31, 2015 indicated our composite scores for such fiscal years were 1.8 and 3.0, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements. If we are unable to meet the minimum composite score or comply with other standards of financial responsibility, and could not post a required letter of credit or comply with alternative basis for establishing financial responsibility, then our students could lose their access to Title IV programs, which can be expected to have a material effect on our business, financial condition and results of operations. In addition, any requirement to post a letter of credit in the future could increase our costs of regulatory compliance.

Additionally, as part of the Borrower Defense Proposed Rule, the Department of Education has proposed to revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. For additional information regarding this proposed rule, see “Risks Related to the Extensive Regulation of our Business – If we do not meet specific financial responsibility standards established by the Department of Education, we may be required to post a letter of credit or accept other limitations to continue  participating in Title IV programs, or we could lose our eligibility to participate in Title IV programs.” We cannot predict with certainty the timing or substance of any such future regulations, nor the impact that such regulations might have on our business. If the Department of Education adopts revised financial responsibility regulations as presented in the Borrower Defense Proposed Rule, it may include regulations that require NAU to post letters of credit or accept other limitations to continue participating in Title IV programs, which could materially affect our business, financial condition and results of operations.

We may lose our eligibility to participate in the federal student financial aid programs if the percentage of our revenues derived from Title IV programs is too high.
A provision of the Higher Education Act commonly referred to as the 90/10 Rule, as amended in August 2008, provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. An institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the Department of Education. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the Department of Education may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. Under regulations that were published by the Department of Education in October 2009, a proprietary institution must disclose in a footnote to its annual audited financial statements its 90/10 calculation and the amounts of the federal and non-federal revenues, by source, included in its 90/10 calculation. The certified public accountant that prepares the institution’s audited financial statements is required to review that information and test the institution’s calculation. For our 2016, 2015 and 2014 fiscal years, we derived approximately 86.8%, 89.2% and 89.3%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. If we violate the 90/10 Rule and continue to disburse Title IV program funds to students after the effective date of our loss of eligibility to participate in Title IV programs, we would be required to return those funds to the Department of Education.  We are exploring the feasibility of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds.  Among other things, we expect to expand our non-Title IV continuing education programming. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% Title IV program funds threshold and would be unable to regain eligibility for two fiscal years thereafter.

Increases in Title IV grant and loan limits currently or in the future may result in an increase in the revenues we receive from Title IV programs. Further, a significant number of states in which we operate have faced budget constraints, which have caused or may cause them to reduce state appropriations in a number of areas, including with respect to the amount of financial assistance provided to postsecondary students, which could further increase our percentage of revenues derived from Title IV program funds. Also, the employment circumstances of our students or their parents could also increase reliance on Title IV program funds. Furthermore, from time to time, legislation is introduced that would make a proprietary institution ineligible to participate in Title IV programs if it derives more than 85% of its revenues from federal funds, including Title IV programs, revenues from the GI Bill and Department of Defense Tuition Assistance funds. We are exploring the feasibility of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds.  Certain measures that could be taken to maintain compliance with the 90/10 Rule may reduce our revenues, increase our operating expenses, or both, perhaps significantly.  If we become ineligible to participate in Title IV programs as a result of noncompliance with the 90/10 Rule, it can be expected to have a material effect on our business, financial condition and results of operations.

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

Our official cohort default rates for federal fiscal years 2012, 2011 and 2010 are 20.8%, 21.4% and 24.6%, respectively.  The draft cohort rate for federal fiscal year 2013 is 23.7%.

  The Department of Education generally publishes draft cohort default rates in February of each year for the prepayment period that ended the prior September.  In February 2016, we received notice from the Department of Education that our draft cohort rate for students who entered repayment during the federal fiscal year ended September 30, 2013, measured over three federal fiscal years of borrower repayment, was 23.7%.  Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September. Any increase in interest rates or reliance on “self-pay” students, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in Title IV programs, which would have a material effect on our business, financial condition and results of operations.

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

Under the Program Integrity Regulations, all of the previous safe harbor provisions were eliminated effective July 1, 2011.  The Department of Education effectively has taken the position that any commission, bonus or other incentive compensation based in any part, directly or indirectly, or securing enrollment or awarding financial aid is inconsistent with the prohibition against incentive compensation payment in the Higher Education Act.  The Department of Education also issued a “Dear Colleague Letter” in March 2011, providing additional guidance regarding the scope of the prohibition on incentive compensation and to what employees and types of activities the prohibition applies.  The elimination of the “safe harbor” provisions required us to change our compensation practices and has had and will continue to have a significant impact on the rate at which students enroll in our programs and on our business, financial condition and results of operations.

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

Under the Higher Education Act, proprietary schools are generally eligible to participate in Title IV programs only to the extent that their educational programs lead to “gainful employment” in a recognized occupation.  On October 31, 2014, the Department published final regulations to define whether certain educational programs, including all programs offered by NAU, comply with the Higher Education Act’s requirement of preparing students for “gainful employment” in a recognized occupation.  The final regulations require each educational program offered by proprietary institutions to achieve threshold rates in two debt measure categories: an annual debt-to-annual earnings ratio and an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to institutions.  Additionally, the final regulations required an institution to certify to the Department of Education by December 31, 2015 that its educational programs subject to the gainful employment requirements, which include all programs offered by our U.S. Institutions, meet the applicable requirements for graduates to be professionally or occupationally certified in the state in which the institution is located.  The final regulations also require institutions to provide certain warnings to current and prospective students and impose extensive reporting and disclosure obligations.  The final gainful employment regulations are described in greater detail in “Item 1. Business – Regulatory Matters.”

Among other requirements, the final gainful employment regulations require institutions to report extensive student and program level data to the Department of Education, with such data for the 2008-2009 through 2013-2014 award years required to be reported by July 31, 2015, and such data for the 2014-2015 award year required to be reported by October 1, 2015. On September 22, 2015 and October 9, 2015, we received correspondence from the Department of Education indicating that NAU had failed to report data on a number of its programs and that the Department of Education would not process any applications for new programs or new locations until the matter was resolved. Failure to properly resolve the matter also could result in administrative actions by the Department of Education, or could adversely impact the Department of Education’s calculation of our programs’ annual debt-to-annual earnings and debt-to-discretionary income ratios that under the gainful employment regulations will determine those programs’ continued eligibility for Title IV program funds. NAU has submitted additional data to the Department of Education and believes, absent any further notice from the Department of Education to the contrary, that it has resolved the matter.

We continue to evaluate the effect of the final gainful employment regulations and the other new regulations on us.  As a result of our evaluation to date, we have made a number of changes to our educational and program offerings.  We have suspended enrollment in the Associates of Applied Science in Veterinary Technology program and plan to phase out the program by 2018.  We have developed a Medical Assisting diploma program to address the need for a shorter, more cost-effective, program.  In addition, two programs, the Associates of Applied Science in Pharmacy Technology and the Associates of Applied Science in Therapeutic Massage have been discontinued and students enrolled in those programs are in the process of being taught out.

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

                An institution participating in Title IV programs is prohibited from making misrepresentations regarding the nature of its educational programs, the nature of financial charges and availability of financial assistance, or the employability of graduates.  A misrepresentation is defined in the regulations as any false, erroneous or misleading statement to any student or prospective student, any member of the public, an accrediting agency, a state agency or the Department of Education, and, significantly, the Program Integrity Regulations defined misleading statements to broadly include any statements that have a likelihood or tendency to deceive or confuse.  However, in June 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the regulation insofar as it defined misrepresentation to include true and non-deceitful statements that have only the tendency or likelihood to confuse.  Furthermore, under the Borrower Defense Proposed Rule, the Department of Education has proposed to expand its misrepresentation regulations to prohibit omissions of information and statements with a likelihood or tendency to mislead under the circumstances. If we – or any entity, organization, or person with whom we have an agreement to provide educational programs or to provide marketing, advertising, recruiting, or admissions services – commit a misrepresentation for which a person could reasonably be expected to rely, or has reasonably relied, to that person’s detriment, the Department of Education could initiate proceedings to revoke our Title IV eligibility, deny applications made by us, impose fines, or initiate a limitation, suspension or termination proceeding against us. Further, although the Department of Education claims not to have created any private right of action, the Program Integrity Regulations’ modifications to the misrepresentation regulations could increase risk of qui tam actions under the False Claims Act.

If our students experience a loss or reduction of state financial aid, we could be materially affected.

                Some of our students rely on state financial aid to fund a portion of their education.  Many states in which we operate have faced budget constraints, which have caused or may cause them to reduce or eliminate state appropriations, including with respect to the amount of financial assistance provided to postsecondary students, and additional states may reduce or eliminate such appropriations in the future.  In addition, state financial aid programs generally are subject to annual appropriation by the state legislatures, which may eliminate or significantly decrease the amount of state financial aid available to students.  We cannot predict whether future reductions in state financial aid programs will occur or how long such reductions will persist.  For fiscal year ended May 31, 2016, we derived approximately 1% of our total revenue from state financial aid programs, although the percentage derived by each of our campus locations may vary on an individual basis.  The loss or reduction of state financial aid could decrease our student enrollment and could have a material effect on our business.

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

Our revenue decreased from approximately $127.8 million in fiscal 2014 to approximately $117.9 million in fiscal 2015 and then decreased to approximately $96.1 million in fiscal 2016. During the same period, our income before income taxes for fiscal 2014 was $5.8 million, compared to $11.2 million for fiscal 2015 and a loss of $8.2 million for fiscal 2016. If we are unable to maintain adequate revenue growth and profitability, our stock price may decline and we may not have adequate financial resources to execute our business plan. We have experienced losses in the past and it is possible we will experience losses in the future. In addition, we expect that our operating expenses and business development expenses will increase as we enroll more students, open new education locations and develop new programs. As a result, there can be no assurance that we will be able to generate sufficient revenues to maintain profitability.  In addition, you should not rely on the results of any prior periods as an indication of our future operating performance.

Our financial performance depends on our ability to continue to develop awareness among, and attract and retain, new students.

Building awareness of NAU and the programs and services we offer is critical to our ability to attract prospective students. If we are unable to successfully market and advertise our educational programs, our ability to attract and enroll students could be adversely affected, and, consequently, our ability to increase revenue or generate profitability could be impaired. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining students include:

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

For the fiscal years ended May 31, 2016, 2015, and 2014, NAU derived cash receipts equal to approximately 86.8%, 89.2%, and 89.3%, respectively, of its net revenue from tuition financed under Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not subsidized. If our students’ employment circumstances are adversely affected by regional or national economic downturns, they may be more heavily dependent on student loans. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if interest rates increase or Congress decreases the amount available for Title IV funding, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a material effect on our enrollments and future growth prospects and our business, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease all of our educational sites and administrative facilities (including those that are pending regulatory approval) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, and Texas. Our corporate headquarters is located in Rapid City, South Dakota, as set forth under the heading “Educational and Administrative Sites” under Item 1.  As of July 31, 2016, we leased 37 educational sites, distance learning service centers, and administrative facilities.

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

	Fiscal 2016			Fiscal 2015
	Cash Dividends Declared			Cash Dividends Declared
		High	Low		High	Low
First Quarter	$0.045	$3.25	$2.56	$0.045	$3.43	$3.00
Second Quarter	$0.045	$3.06	$2.34	$0.045	$3.29	$2.86
Third Quarter	$0.045	$2.43	$1.47	$0.045	$3.38	$2.61
Fourth Quarter	$0.045	$2.19	$1.42	$0.045	$3.47	$2.96

Stockholders

As of August 3, 2016, there were approximately 42 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

During our fiscal years 2016 and 2015, our board of directors has declared cash dividends on our common stock, and to the extent that funds are available, our board of directors currently intends to continue paying dividends on our common stock. The payment of any dividends in the future, however, will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.

Stock Repurchases

The following table presents information about repurchases of our common stock made by us during fiscal year 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
Quarter 1, June 1, 2015 through August 31, 2015	30,841	$2.82	30,007	319,993
Quarter 2, September 1, 2015 through November 30, 2015	991,440	$2.43	121,062	198,931
Quarter 3, December 1, 2015 throught February 29, 2016	202,512	$2.23	202,512	282,133
Quarter 4, March 1, 2016 through May 31, 2016	35,537	$1.66	30,440	251,693

Total Fiscal Year Ending May 31, 2016	1,260,330	$2.18	384,021	251,693

(1) Outside of the repurchases discussed in (2) below, the remaining common stock as purchased by the Company were attributable to shares of common stock that were withheld to satisfy tax withholding obligations in connection with awards of common stock issued under National American University Holdings, Inc. 2009 Stock Option and Compensation Plan.

(2) On August 6, 2015, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares, for aggregate consideration not to exceed $1.25 million, of the Company’s outstanding common stock in both open market and privately negotiated transactions. The plan is authorized for a period of one year from August 10, 2015.  The timing and actual number of shares purchased depends on a variety of factors such as price, corporate and regulatory requirements, and other prevailing market conditions. In addition, the Company repurchased 853,073 shares of its outstanding common stock for $2,039,000 from a single unrelated shareholder.  This repurchase was approved by the Company's Board of Directors and was separate from the August 6, 2015 repurchase authorization.

On February 12, 2016, the Company announced that its Board of Directors authorized the Company to repurchase up to $500,000 worth of shares of its common stock in open market or privately negotiated transactions, at a price of $1.75 or less per share, for aggregate consideration not to exceed $500,000, to be implemented during a period of one year from the date the stock repurchase plan is announced to the public.

Item 6.  Selected Financial Data.

The following table shows our selected consolidated financial and operating data for each of the fiscal years ended May 31, 2016, 2015, 2014, 2013 and 2012.  Dlorah was the accounting acquirer in our transaction as described in Item 1 – Business – Corporate Information on this Form 10-K. Accordingly, our historical financial information reflects the operations of Dlorah. The selected consolidated statements of financial data for the fiscal years ended May 31, 2016, 2015, 2014, 2013 and 2012 are derived from the Company’s audited consolidated financial statements included in this document and those documents filed in prior years, prepared in accordance with accounting standards generally accepted in the United States.  Our historical results are not necessarily indicative of our results for any future period.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended May 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Income Statement
Total revenues	$96,113	$117,891	$127,753	$129,176	$118,894
Operating expenses:
Cost of educational services	26,152	28,551	29,478	29,188	27,831
Selling, general and administrative	72,152	73,301	85,286	82,906	77,476
Auxiliary expense	4,667	5,629	6,236	6,780	4,747
Cost of condominium sales	0	368	386	192	0
(Gain) loss on disposition of property and equipment	735	(1,710)	114	100	(320)

Total operating expenses	103,706	106,139	121,500	119,166	109,734
Operating (loss) income	(7,593)	11,752	6,253	10,010	9,160

Other (expense) income	(605)	(565)	(479)	(826)	(340)

(Loss) income before income taxes	(8,198)	11,187	5,774	9,184	8,820

Income tax benefit (expense)	2,894	(4,433)	(2,306)	(3,698)	(3,683)

Net (loss) income	(5,304)	6,754	3,468	5,486	5,137

Net loss (income) attributable to non-controlling interest	(44)	(38)	17	(40)	(88)

Net (loss) income attributable to National American University Holdings, Inc. and subsidiaries	$(5,348)	$6,716	$3,485	$5,446	$5,049

(Loss) income from operations per Common Share
Basic	(0.22)	0.27	0.14	0.21	0.19
Diluted	(0.22)	0.27	0.14	0.21	0.19

Balance Sheet
Total assets	$70,716	$86,544	$88,457	$88,082	$83,098
Long-term obligations	$19,143	$21,183	$22,696	$22,593	$19,719
Cash Dividends declared per Common Share	$0.18	$0.18	$0.18	$0.16	0.13

	Year Ended May 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Weighted Average Shares
Basic EPS
Common	24,651,521	25,160,729	25,093,096	25,556,391	26,488,265
Diluted EPS
Common	24,651,521	25,165,732	25,094,361	25,561,468	26,638,427

Other Data (Unaudited)
(Loss) Income from Real Estate Operations Before Taxes	$(22)	$1,714	$(134)	$(522)	$(255)
EBITDA1	$(1,819)	$18,057	$12,758	$15,767	$13,520
Student Headcount (for Spring quarter of the fiscal year)2	8,185	9,519	10,857	11,472	11,221

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

2	Student headcount is based on the headcount as of the last day of the university’s Spring term, which runs from March to May.

The following table provides a reconciliation of net income attributable to the Company to EBITDA:

	Year Ended May 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Net (loss) income attributable to the Company	$(5,348)	$6,716	$3,485	$5,446	$5,049
Income (loss) attributable to non-controlling interest	44	38	(17)	40	88
Interest income	(87)	(148)	(142)	(111)	(133)
Interest expense	870	891	770	1,044	594
Income tax (benefit) expense	(2,894)	4,433	2,306	3,698	3,683
Depreciation and amortization	5,596	6,127	6,356	5,650	4,239

EBITDA	$(1,819)	$18,057	$12,758	$15,767	$13,520

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

Background

National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning offering associate, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. As of May 31, 2016, our operations had 37 locations, including educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas, a distance learning service center in Texas and distance learning operations and central administration offices in Rapid City, South Dakota.

In November 2015, the Company closed its educational facility in Denver, Colorado. Our facility in Centennial, Colorado is in the same vicinity, so students have the option to transfer to that campus.

In January 2016, the Company announced the planned closure of two physical locations effective March 1, 2016: Weldon Spring, Missouri and Tigard, Oregon. The ongoing impact on our future financial results is positive as students at these locations remained enrolled online, and fixed costs for these locations were eliminated.

On January 29, 2016, NAU and Westwood College entered into a teach-out agreement for the two Westwood Denver, Colorado ground campuses and the Westwood College online campus. This agreement is subject to regulatory approval.  These students will attend the physical NAU – Aurora (Co.) location as well as NAU’s online campus. We continue to work with students impacted by other institutions who have announced that they have discontinued enrolling students, including Wright Career College and Brown Mackie College.  Where possible, we continue to work with the institutions and appropriate approving agencies to transition these students to NAU with minimal disruption.

We continue to make progress on the development of the infrastructure for NAU’s new online recruitment center in Albuquerque, New Mexico.  We expect to roll out a pilot program during the year ending May 31, 2017.

In addition, we have made progress in executing our plans to enroll Canadians in NAU courses and programs. We continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of various Canadian regulatory authorities.

As of May 31, 2016, NAU had 2,400 students enrolled at its physical locations, 4,868 students for its online programs, and 917 students at its hybrid learning centers that attended physical campus locations and also took classes online. As of May 31, 2016, NAU supported the instruction of 2,073 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance.  NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students.  NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1.2% of our revenues for the fiscal year ended May 31, 2016.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For fiscal year ended May 31, 2016, approximately 92.3% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s online bookstore and the real estate operations rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and services are performed.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expense as a percentage of academic revenues for the fiscal years ended May 31, 2016, 2015, and 2014 was 6.1%, 5.1% and 3.0%, respectively.

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

We believe the principal factors affecting NAU’s enrollments and net revenue are the number and breadth of the programs being offered; the effectiveness of our marketing, recruiting and retention efforts; the quality of our academic programs and student services; the convenience and flexibility of our online delivery platform; the availability and amount of federal and other funding sources for student financial assistance; and general economic and regulatory conditions.

The following chart is a summary of our student enrollment on May 31, 2016, and May 31, 2015, by degree type and by instructional delivery method.

	May 31, 2016 (Spring ’16 Qtr)	May 31, 2015 (Spring ’15 Qtr)	% Change for same quarter over prior year
	Number of Students	Number of Students
Continuing Education	972	519	87.3%
Doctoral	87	78	11.5%
Graduate	324	253	28.1%
Undergraduate and Diploma	6,802	8,669	(21.5%)

Total	8,185	9,519	(14.0%)

On-Campus	2,400	2,182	10.0%
Online	4,868	5,929	(17.9%)
Hybrid	917	1,408	(34.9%)

Total	8,185	9,519	(14.0%)

We experienced a 14.0% decline in enrollment in spring term 2016 from spring term 2015. The Undergraduate and Diploma degree programs had a 21.5% decline, while the Continuing Education, Doctoral and Graduate programs had 87.3%, 11.5% and 28.1% increases, respectively.  The On-Campus delivery method saw a 10.0% increase while the Online and Hybrid methods saw a decrease of 17.9% and 34.9%, respectively. We believe our investment to expand academic programming and our growth strategies detailed earlier in this document will be critical in growing this segment.

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

Factors affecting comparability

Set forth below are selected factors we believe have had, or which we expect to have, a significant effect on the comparability of our recent or future results of operations:

Introduction of new programs and specializations. We plan to develop additional degree, non-credit, and diploma programs over the next several years. When introducing new programs and specializations, we invest in curriculum development, support infrastructure and marketing research. Revenues associated with these new programs are dependent upon enrollments, which are lower during the periods of introduction. During this period of introduction and development, the rate of growth in revenues and operating income has been, and may be, adversely affected, in part, due to these factors. Historically, as the new programs and specializations mature, increases in enrollment are realized, cost-effective delivery of instructional and support services are achieved, economies of scale are recognized and more efficient marketing and promotional processes are gained.

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

Academic Revenue recognition. Academic revenue represents tuition revenue and the revenue generated through NAU’s teaching relationships with other non-related party institutions. Tuition revenue and affiliate revenue is recorded ratably over the length of respective courses. Academic revenue also includes certain fees and charges assessed at the start of each term. The portion of tuition and registration fee payments received but not earned is recorded as deferred income and reflected as a current liability on the consolidated balance sheets, as such amount represents revenue that the Company expects to earn within the next year. Academic revenue is reported net of adjustments for refunds and scholarships. If a student withdraws prior to the completion of the academic term, the respective portion of tuition and registration fees that the Company already received and is not entitled to are refunded back to the students and the Department of Education. Refunds and scholarships are recorded during the respective terms. For students that have withdrawn from all classes during an academic term, the University estimates the expected receivable balance that is due from such students and records a provision to reduce academic revenue for that amount calculated based on historical collection trends and adjusted for known current factors. The amount is then recognized as academic revenue at the time the receivable is collected (e.g. cash basis).

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of the students to make required payments. We determine the adequacy of the allowance for doubtful accounts based on an analysis of aging of the accounts receivable and with regard to historical bad debt experience. Accounts receivable balances are generally written off when deemed uncollectible at the time the account is returned by an outside collection agency. Bad debt expense is recorded as a selling, general and administrative expense. As of May 31, 2016, and 2015, the allowance for doubtful accounts was approximately $0.7 million and $1.5 million, respectively. During the fiscal years ended May 31, 2016, 2015, and 2014, bad debt expense was $5.4 million, $5.6 million, and $3.9 million, respectively. The bad debt expense was 6.1%, 5.1%, and 3.0% of total academic revenue for the fiscal years ended May 31, 2016, 2015 and 2014, respectively.

Accounting for Income Taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

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

Department of Education Rulemaking.  On October 31, 2014, the Department published final regulations to define whether certain educational programs, including all programs offered by NAU, comply with the Higher Education Act’s requirement of preparing students for “gainful employment” in a recognized occupation.  The final gainful employment regulations became effective on July 1, 2015 and require each educational program offered by proprietary institutions to achieve threshold rates in two debt measure categories: an annual debt-to-annual earnings (“DTE”) ratio and an annual debt-to-discretionary income (“DTI”) ratio.  Additionally, the final regulations require an institution to certify to the Department of Education by December 31, 2015 that its educational programs subject to the gainful employment requirements, which include all programs offered by our U.S. Institutions, meet the applicable requirements for graduates to be professionally or occupationally certified in the state in which the institution is located.  The final gainful employment regulations are discussed in more detail in “Item I – Business – Regulatory Matters.”  We currently anticipate the Department of Education will release its first set of DTE and DTI ratios to institutions in late 2016 or early 2017.   If a particular educational program ceased to become eligible for Title IV program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we could be required to cease offering the program.  As a result of our evaluation to date, we have made a number of changes to our educational program offerings.  We have suspended enrollment in the Associates of Applied Science in Veterinary Technology program and plan to phase out the program by 2018.  We have developed a Medical Assisting diploma program to address the need for a shorter, more cost-effective, program.  In addition, two programs, the Associates of Applied Science in Pharmacy Technology and the Associates of Applied Science in Therapeutic Massage have been discontinued and students enrolled in those programs are in the process of being taught out.

Beginning in February 2014, the Department of Education held negotiated rulemaking sessions related to proposed regulations to address program integrity and improvement issues for the Title IV programs, including but not limited to, cash management of Title IV program funds and the use of debit cards and the handling of Title IV credit balances, state authorization for programs offered through distance education or correspondence education, state authorization for foreign locations of institutions, clock to credit hour conversion requirements, the definition of “adverse credit” for borrowers of certain loans, and the application of repeat coursework provisions to graduate and undergraduate programs. On October 23, 2014, the Department published final regulations regarding the definition of “adverse credit” for borrowers of certain loans which took effect on July 1, 2015.  On October 30, 2015, the Department of Education published final regulations regarding cash management of Title IV program funds, debit card practices, retaking coursework and clock-to-credit hour conversion.  These final regulations became effective on July 1, 2016.

Among other topics, the cash management regulations that became effective on July 1, 2016 address arrangements between postsecondary institutions and financial account providers to disburse Title IV program credit balances to students, including through the use of debit or prepaid cards. The cash management regulations require institutions to establish a process to facilitate student choice in how students receive Title IV program federal student financial aid credit balances; limit the personally identifiable information about students that may be shared with financial account providers; and require institutions to obtain student consent before opening an account in the student’s name. Under these regulations, an institution that has entered into an arrangement with a financial account provider must mitigate certain fees incurred by Title IV program fund recipients, and certain types of fees are prohibited. The cash management regulations require that contracts governing arrangements with financial account providers be publicly disclosed and evaluated in light of the best financial interests of students. Additionally, the cash management regulations mandate that institutions subject to heightened cash monitoring procedures for disbursements of Title IV program funds must, effective July 1, 2016, pay to students any applicable Title IV credit balances before requesting such funds from the Department of Education. The cash management regulations further specify the circumstances under which an institution may include the cost of books and supplies as part of institutional tuition and fees charged to a student, such as if the institution has made arrangements with publishers to obtain books at below-market rates or if books or electronic course materials are not available elsewhere. The cash management regulations also expand the group of students to whom an institution must provide a way to obtain or purchase, by the seventh day of a payment period, the books and supplies applicable to the payment period. Previously, an institution was required to provide such assistance only to students who receive Pell Grants, but under these new regulations, an institution will be required to provide such assistance to any student who is eligible for Title IV program funds. In addition to the cash management regulations, the final Title IV program integrity regulations published on October 30, 2015 make other changes to requirements for the institutional administration of Title IV programs, including by clarifying how previously passed coursework is treated for Title IV eligibility purposes, and altering the requirements for converting clock hours to credit hours. We are currently unable to predict the impact that compliance with these new Title IV program integrity regulations might have on our business.

Also on October 30, 2015, the Department of Education published final regulations to establish a new Pay As You Earn Repayment Plan for those not covered by the existing Pay As You Earn Repayment Plan in the Federal Direct Loan Program, and also to establish procedures for Federal Family Education Loan Program loan holders to use to identify U.S. military servicemembers who may be eligible for a lower interest rate on their federal student loans under the Servicemembers Civil Relief Act. The new Pay As You Earn repayment plan became available in December 2015 to all Federal Direct Loan Program borrowers regardless of when the borrower took out the loans. In addition, these regulations, which are generally   effective July 1, 2016.  implement changes to the Federal Family Education Loan Program, or FFEL Program, and Direct Loan Program regulations to streamline and enhance existing processes and provide additional support to struggling borrowers, including, among other things,  establishing new procedures for FFEL Program loan holders to identify servicemembers who may be eligible for benefits under the Servicemembers Civil Relief Act. Also, the regulations expand the circumstances under which an institution could challenge or appeal a draft or final cohort default rate, beginning in February 2017. We cannot predict the extent to which these final regulations will impact NAU, nor can we predict possible regulatory burdens and costs.

On June 16, 2016, the Department of Education published a proposed rule for public comment that, among other provisions, establishes new standards and processes for determining whether a Direct Loan Program borrower has a Borrower Defense on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. The Borrower Defense Proposed Rule, among other topics, addresses (i) the standards for the purpose of determining whether a borrower can establish a Borrower Defense based on an act or omission of an institution, (ii) the time periods for availability of Borrower Defense claims; (iii) the regulatory framework by which the Department of Education will receive, review and determine the veracity of Borrower Defense claims, and under which the Department of Education may recover from institutions any losses incurred from successful Borrower Defense claims. The Borrower Defense Proposed Rule also would revise the Department of Education’s general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit or equivalent cash deposits, in certain cases automatically and others at the discretion of the Department of Education. Such events and actions include but are not limited to (i) Borrower Defense claims, or audits, investigations or claims by governmental authorities exceeding certain financial thresholds; (ii) certain types of lawsuits against an institution; (iii) the institution being placed by its accrediting agency on probation or issued a show cause order, or placed on an accreditation status that poses an equivalent or greater risk to its accreditation; (iv) the institution’s violation of a loan agreement or other credit obligations; (v) the  institution deriving more than 90% of its revenues for any single fiscal year from Title IV program funds; (vi) a publicly traded institution being warned by the SEC that trading on its stock may be suspended, or the stock is involuntarily delisted; (v) a publicly traded institution disclosing or being required to disclose in a SEC report certain judicial or administrative proceedings; (vi) a publicly traded institution disclosing or being required to disclose in a report filed with the SEC a judicial or administrative proceeding stemming from a complaint filed by a person or entity that is not part of a State or Federal action (unless the institution satisfactory demonstrates to the Department of Education why the disclosed matter does not constitute a material event); (vii) a publicly traded institution failing to file timely a required annual or quarterly report with the SEC; (viii) the exchange on which the stock of a publicly traded institution is traded notifies the institution that it is not in compliance with exchange requirements; (ix) the performance of an institution’s educational programs under the Department of Education’s “gainful employment” regulation; (x) for an institution whose composite score of financial responsibility is less than 1.5, any withdrawal of equity from the institution by any means, including by declaring a dividend; (xi) subject to limited exceptions, an institution having, as its two most recent official cohort default rates, a rate of 30 percent or higher; (xii) significant fluctuations in Direct Loan Program or Pell Grant amounts received by the institution; (xiii) citations by a State licensing or authorizing agency regarding the institution failing State or agency requirements; (xiv) the institution failing to meet a financial stress test to be developed or adopted by the Department of Education; (xv) the institution or its corporate parent has a non-investment grade bond or credit rating; (xvi) as calculated by the Department of Education, the institution having high annual dropout rates; and (xvii) any adverse event reported by the institution on a Form 8-K filed with the SEC. An institution required to post a letter of credit also would be required to disclose that fact to all students and prospective students. The Borrower Defense Proposed Rule also would implement a new loan repayment rate methodology for only proprietary institutions, which if equal to or less than zero percent would require a proprietary institution to disclose such rates along with a warning on its website, in all advertising and promotional materials and to prospective and enrolled students. Comments to the Borrower Defense Proposed Rule are due on or before August 1, 2016, and the Department of Education must issue a final rule no later than November 1, 2016 in order for the new regulations to take effect on July 1, 2017. We cannot predict with certainty the timing or substance of any such future regulations, nor the impact that such regulations might have on our business.

On July 25, 2016, the Department of Education published proposed regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions.  Among other provisions, these proposed regulations would require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each State in which the institution enrolls students, if such authorization is required by the State.  The Department of Education would recognize authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own consumer laws.  The proposed regulations also require that foreign additional locations and branch campuses of domestic institutions be authorized by the appropriate foreign government agency and if at least 50% of a program can be completed at the location/branch, be approved by the institution’s accreditation agency and reported to the state where the main campus is located.  The proposed regulations would also require institutions to: document the state process for resolving student complaints regarding distance education programs; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs.  The Department of Education must issue a final rule no later than November 1, 2016 in order for the regulation to take effect on July 1, 2017.

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

Results of Operations — For the Year Ended May 31, 2016 Compared to the Year Ended May 31, 2015

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2016 In percentages	Year-Ended May 31, 2015 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	27.2	24.2
Selling, general and administrative	75.1	62.2
Auxiliary expense	4.8	4.8
Cost of condominiums sales	0.0	0.3
Loss (gain) loss on disposition of property	0.8	(1.5)

Total operating expenses	107.9	90.0

Operating (loss) income	(7.9)	10.0

Interest income	0.1	0.1
Interest expense	(0.9)	(0.8)
Other income, net	0.2	0.2

(Loss) income before income taxes	(8.5)	9.5
Income tax benefit (expense)	3.0	(3.8)
Net income attributable to non-controlling interest	0.0	0.0

Net (loss) income attributable to the Company	(5.5)	5.7

For the year ended May 31, 2016, we generated $96.1 million in revenue, a decrease of 18.5% compared to the same period in 2015. This decrease was attributable to a decline in enrollment that was offset by an average tuition increase of 2.5% effective September 2015, fees billed to affiliated institutions for our courseware development, technical support and online class hosting services, and  programmatic expansion. Our revenue for the year ended May 31, 2016 consisted of $95.0 million from our NAU operations and $1.1 million from our other operations. Total operating expenses were $103.7 million or 107.9% of total revenue for the year ended May 31, 2016, a decrease of 2.3% compared to the same period in 2015. Loss before income taxes was $8.2 million or 8.5% of total revenue for the year ended May 31, 2016, a decrease of $19.4 million compared to the same period in 2015. Net loss attributable to the Company was $5.3 million or 5.5% of total revenue for the year ended May 31, 2016, a decrease of $12.0 million compared to the same period in 2015. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2016 In percentages	Year-Ended May 31, 2015 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	27.5	24.6
Selling, general and administrative	74.5	61.6
Auxiliary expense	4.9	4.8
Loss on disposition of property	0.9	0.1
Total operating expenses	107.8	91.1

Operating (loss) income	(7.8)	8.9

Interest income	0.1	0.0
Interest expense	(0.9)	(0.8)
(Loss) income before non-controlling interest and taxes	(8.6)	8.1

Total revenue. The total revenue for NAU for the year ended May 31, 2016 was $95.0 million, a decrease of $21.3 million or 18.3%, as compared to total revenue of $116.3 million for the year ended May 31, 2015. The decrease was primarily due to decreased enrollments which can be attributed, in part, to the current improving economic climate, in which many working adults have chosen not to attend school. The decreased enrollment rates were offset by an average tuition increase of 2.5% that was approved by NAU’s board of governors and became effective in September 2015, and fees billed to affiliated institutions for our courseware development, technical support and online class hosting services.

The academic revenue for the year ended May 31, 2016 was $88.7 million, a decrease of $19.7 million or 18.1%, as compared to $108.4 million for the year ended May 31, 2015. The decrease was primarily due to the decreased enrollments compared to the prior year, as discussed above. The auxiliary revenue was $6.3 million, a decrease of $1.6 million or 20.4%, as compared to $7.9 million for the year ended May 31, 2015. The decrease in auxiliary revenue was primarily driven by decreased enrollments that translated into decreased book sales.

Cost of educational services. The educational services expense increased as a percentage of revenue from 24.6% for the year ended May 31, 2015 to 27.5% for the year ended May 31, 2016. This increase was a result of fixed costs in salaries, program, and other expenses necessary to maintain minimum class sizes on a decreasing revenue base.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.9 million primarily due to targeted headcount reductions; however, the expenses as a percentage of total revenue, increased from 61.6% for the year ended May 31, 2015 to 74.5%, for the year ended May 31, 2016.   This percentage increase is due to one-time reversals of $0.7 million in 401(k) expense and $1.5 million in non-cash compensation expense related to performance-based restricted stock awards in the fiscal year 2015. These reversals caused selling, general, and administrative expenses to be lower than normal in fiscal year 2015. Fixed cost amounts such as rent, depreciation and administrative salaries remained flat while academic revenues decreased, resulting in the percentage increase.

Auxiliary expenses. Auxiliary expenses for the year ended May 31, 2016 were $4.7 million, a decrease of $0.9 million, or 17.1%, as compared to $5.6 million for the year ended May 31, 2015. This decrease was primarily the result of lower enrollments that translated into lower book sales and cost of books sold.

Income before non-controlling interest and taxes. The loss before non-controlling interest and taxes for the year ended May 31, 2016, was $8.2 million, a decrease of $17.7 million, compared to an income of $9.5 million for the year ended May 31, 2015. The impact is due to factors as explained above.

Results of Operations — For the Year Ended May 31, 2015 Compared to the Year Ended May 31, 2014

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2015 In percentages	Year-Ended May 31, 2014 In percentages
Total revenues	100.0%	100.0%
Operating expenses:
Cost of educational services	24.2	23.1
Selling, general and administrative	62.2	66.8
Auxiliary expense	4.8	4.9
Cost of condominiums sales	0.3	0.3
Loss on disposition of property	(1.5)	0.0

Total operating expenses	90.0	95.1

Operating income	10.0	4.9

Interest income	0.1	0.1
Interest expense	(0.8)	(0.6)
Other income	0.2	0.1

Income before income taxes	9.5	4.5
Income tax benefit (expense)	(3.8)	(1.8)
Net income attributable to non-controlling interest	0.0	0.0

Net income attributable to the Company	5.7	2.7

For the year ended May 31, 2015, we generated $117.9 million in revenue, a decrease of 7.7% compared to the same period in 2014. This decrease was attributable to a decline in enrollment that was offset by an average tuition increase of 1.0% effective September 2014, fees billed to affiliated institutions for our courseware development, technical support and online class hosting services, and continued geographic and programmatic expansion. Our revenue for the year ended May 31, 2015 consisted of $116.3 million from our NAU operations and $1.6 million from our other operations. Total operating expenses were $106.1 million or 90.0% of total revenue for the year ended May 31, 2015, a decrease of 12.6% compared to the same period in 2014.  Income before income taxes was $11.2 million or 9.5% of total revenue for the year ended May 31, 2015, an increase of 93.7% compared to the same period in 2014. Net income attributable to the Company was $6.8 million or 5.7% of total revenue for the year ended May 31, 2015, an increase of 94.8% compared to the same period in 2014. The additional details regarding these variances are described in greater detail below.

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

Cost of educational services. The educational services expense as a percentage of total revenue increased by 24.6% for the year ended May 31, 2015, as compared to 23.4% for the year ended May 31, 2014. The educational services expenses for the year ended May 31, 2015 were $28.5 million, a decrease of $1.0 million, or 3.4%, as compared to educational expenses of $29.5 million for the year ended May 31, 2014. This increase was a result of fixed costs such as facility expenses on a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expense as a percentage of total revenue decreased to 61.6% for the year ended May 31, 2015 to 61.6%, as compared to 66.3% for the year ended May 31, 2014. The selling, general and administrative expenses for the year ended May 31, 2015 were $71.7 million, a decrease of $11.9 million, or 14.3% as compared to selling, general and administrative expenses of $83.6 million for the year ended May 31, 2014.  This decrease includes $1.5 million of instructional expense decreases, $1.5 million of student services department decreases and $1.2 million in institutional support decreases.  These decreases were made in association with our decrease in enrollments.

Auxiliary. Auxiliary expenses for the year ended May 31, 2015 were $5.6 million, a decrease of $0.6 million, or 9.7%, as compared to auxiliary expenses of $6.2 million for the year ended May 31, 2014. This decrease was primarily the result of lower enrollments that translated into lower book sales and cost of books sold.

Income before non-controlling interest and taxes. The income before non-controlling interest and taxes for the year ended May 31, 2015 was $9.5 million, an increase of $3.6 million, or 60.3% compared to the year ended May 31, 2014. The impact is due to factors as explained above.

Liquidity and Capital Resources

Liquidity. At May 31, 2016, and May 31, 2015, cash, cash equivalents and marketable securities were $25.8 million and $27.4 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificate of deposits. Of the amounts listed above, the marketable securities for May 31, 2016 and May 31, 2015 were $4.1 million at the end of each period.

We retained a $.3 million revolving line of credit with Great Western Bank. Advances under the line bore interest at a variable rate based on prime and are secured by the Company’s checking, savings and investment accounts held by the bank. There were no advances outstanding against the line at May 31, 2016 and May 31, 2015. The Company chose not to renew the line of credit for the upcoming fiscal year due to adequate cash available.

Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures may include our plans for continued expansion of physical locations and development of new programming, development of new hybrid learning centers and growth of our affiliate relationships. In addition, we plan to invest approximately $4.5 million into a 24-unit luxury apartment complex in the fiscal year ending May 31, 2017. We believe that we are positioned to further supplement our liquidity with debt, if needed.

Operating Activities. Net cash provided by operating activities was $7.3 million for the year ended May 31, 2016 compared to net cash provided by operating activities of $8.8 million for the year ended May 31, 2015.  This decrease is primarily due to a decrease in net income, partially offset by an increase in cash provided from our student accounts and other receivables over the prior year.  Approximately $10 million of this increase is due to a timing difference in the receipt of Title IV funding. Improved collections of student accounts and other receivables was an additional impetus for an increase in cash provided in fiscal 2016 over 2015.

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

 Investing Activities. Net cash used by investing activities was $1.2 million for the year ended May 31, 2016, as compared to the net cash provided by investing activities of $15.1 million for the year ended May 31, 2015.  The decrease in the cash provided by investing activities was due, in part to the selling and buying of available-for-sale investments, which resulted in net proceeds of $0.0 million in fiscal 2016 as compared to net proceeds of $11.3 million in fiscal 2015. For the year ended May 31, 2015, there were $3.6 million in proceeds from the sale of property and equipment primarily related to settlement of the contract for deed on our former Rapid City campus.

Net cash provided by investing activities was $15.1 million for the year ended May 31, 2015, as compared to the net cash provided by investing activities of $1.7 million for the year ended May 31, 2014.  The increase in the cash provided by investing activities was due, in part to the selling and buying of available-for-sale investments, which resulted in net proceeds of $11.3 million in fiscal 2015 as compared to net proceeds of $5.3 million in fiscal 2014. The increased source of cash from investments was $3.6 million which included $3.0 million in proceeds from the sale of property and equipment primarily related to settlement of the contract for deed on our former Rapid City campus.

Financing Activities. Net cash used in financing activities was $7.7 million for May 31, 2016 as compared to net cash used in financing activities of $4.8 million for the year ended May 31, 2015.  The increase in funds used was due to $3.0 million in stock repurchases in 2016.

Net cash used in financing activities was relatively flat at $4.8 million for May 31, 2015 as compared to $4.6 million for the year ended May 31, 2014.

The table below sets forth our contractual commitments as of May 31, 2016:

	Total	Within 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
Operating leases	36,564	6,028	11,808	9,352	9,376
Capital leases	20,287	1,137	2,342	2,438	14,370

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

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At May 31, 2016, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows. To date there have been no material drawings on the lines of credit.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

National American University Holdings, Inc.

Page
Consolidated Annual Financial Statements:
Report of Independent Registered Public Accounting Firm	86
Consolidated Balance Sheets as of May 31, 2016 and 2015	87
Consolidated Statements of Income and Comprehensive Income for the fiscal years ended May 31, 2016, 2015 and 2014	88
Consolidated Statements of Stockholders’ Equity for the fiscal years ended May 31, 2016, 2015 and 2014	89
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2016, 2015 and 2014	90
Notes to Annual Consolidated Financial Statements	92
Financial Statement Schedules All schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
National American University Holdings, Inc. and subsidiaries
Rapid City, South Dakota

We have audited the accompanying consolidated balance sheets of National American University Holdings, Inc. and subsidiaries (the "Company") as of May 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of National American University Holdings, Inc. and subsidiaries as of May 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, MN
August 5, 2016

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2016 AND 2015
(In thousands, except share and per share amounts)
	May 31	May 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,713	$23,300
Available for sale investments	4,117	4,102
Student receivables — net of allowance of $723 and $1,583 at May 31, 2016
and May 31, 2015, respectively	3,011	14,358
Other receivables	375	1,195
Income taxes receivable	2,780	0
Deferred income taxes	2,621	2,335
Prepaid and other current assets	2,078	2,151
Total current assets	36,695	47,441
Total property and equipment - net	31,273	36,390
OTHER ASSETS:
Condominium inventory	621	385
Land held for future development	312	312
Course development — net of accumulated amortization of $3,051 and $2,760 at
May 31, 2016 and May 31, 2015, respectively	817	804
Other	998	1,212
Total other assets	2,748	2,713
TOTAL	$70,716	$86,544

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$285	$244
Accounts payable	2,913	3,246
Dividends payable	1,090	1,139
Income taxes payable	110	1
Deferred income	1,649	1,459
Accrued and other liabilities	5,861	6,746
Total current liabilities	11,908	12,835
DEFERRED INCOME TAXES	2,190	3,283
OTHER LONG-TERM LIABILITIES	4,686	6,047
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	11,567	11,853
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,472,129 issued and
24,140,972 outstanding as of May 31, 2016; 28,262,241 issued and 25,191,414
outstanding as of May 31, 2015)	3	3
Additional paid-in capital	58,893	58,336
Retained earnings	4,012	13,751
Treasury stock, at cost (4,331,157 shares at May 31, 2016 and 3,070,827
shares at May 31, 2015)	(22,477)	(19,455)
Accumulated other comprehensive loss, net of taxes - unrealized loss on available
for sale securities	(2)	(1)
Total National American University Holdings, Inc. stockholders' equity	40,429	52,634
Non-controlling interest	(64)	(108)
Total stockholders' equity	40,365	52,526
TOTAL	$70,716	$86,544

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(In thousands, except share and per share amounts)

	2016	2015	2014
REVENUE:
Academic revenue	$88,697	$108,360	$117,099
Auxiliary revenue	6,306	7,920	9,076
Rental income — apartments	1,110	1,164	1,138
Condominium sales	0	447	440

Total revenue	96,113	117,891	127,753

OPERATING EXPENSES:
Cost of educational services	26,093	28,551	29,478
Selling, general and administrative	72,211	73,301	85,286
Auxiliary expense	4,667	5,629	6,236
Cost of condominium sales	0	368	386
Loss (gain) on disposition of property	735	(1,710)	114

Total operating expenses	103,706	106,139	121,500

OPERATING (LOSS) INCOME	(7,593)	11,752	6,253

OTHER INCOME (EXPENSE):
Interest income	87	148	142
Interest expense	(870)	(891)	(770)
Other income — net	178	178	149

Total other expense	(605)	(565)	(479)

(LOSS) INCOME BEFORE INCOME TAXES	(8,198)	11,187	5,774

INCOME TAX BENEFIT (EXPENSE)	2,894	(4,433)	(2,306)

NET (LOSS) INCOME	(5,304)	6,754	3,468

NET (INCOME) LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	(44)	(38)	17

NET (LOSS) INCOME ATTRIBUTABLE TO NATIONAL
AMERICAN UNIVERSITY HOLDINGS, INC. AND
SUBSIDIARIES	(5,348)	6,716	3,485

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Unrealized (losses) gains on investments, net of tax (expense)
benefit of $1, $(2), and $1 for 2016, 2015 and 2014, respectively	(1)	2	(10)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(5,349)	$6,718	$3,475

Basic net (loss) earnings per share attributable to National	$(0.22)	$0.27	$0.14
American University Holdings, Inc.
Diluted net (loss) earnings per share attributable to National	$(0.22)	$0.27	$0.14
American University Holdings, Inc.
Basic weighted average shares outstanding	24,651,521	25,160,729	25,093,096
Diluted weighted average shares outstanding	24,651,521	25,165,732	25,094,361

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2016, 2015, AND 2014
(In thousands, except share and per share amounts)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated
		Additional			other		Total
	Common	paid-in	Retained	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	earnings	stock	income (loss)	interest	equity

Balance - May 31, 2013	$3	$57,656	$12,610	$(19,359)	$7	$(129)	$50,788

Purchase of 17,190 shares common
stock for the treasury	0	0	0	(64)	0	0	(64)
Share based compensation expense	0	1,535	0	0	0	0	1,535
Dividends declared ($0.045 per share)	0	0	(4,522)	0	0	0	(4,522)
Net income (loss)	0	0	3,485	0	0	(17)	3,468
Other comprehensive loss, net of tax	0	0	0	0	(10)	0	(10)
Balance - May 31, 2014	$3	$59,191	$11,573	$(19,423)	$(3)	$(146)	$51,195

Purchase of 10,454 shares common
stock for the treasury	0	0	0	(32)	0	0	(32)
Share based compensation expense	0	(855)	0	0	0	0	(855)
Dividends declared ($0.045 per share)	0	0	(4,538)	0	0	0	(4,538)
Net income	0	0	6,716	0	0	38	6,754
Other comprehensive income, net of tax	0	0	0	0	2	0	2
Balance - May 31, 2015	$3	$58,336	$13,751	$(19,455)	$(1)	$(108)	$52,526

Purchase of 1,260,330 shares
common stock for the treasury	0	0	0	(3,022)	0	0	(3,022)
Share based compensation expense	0	557	0	0	0	0	557
Dividends declared ($0.045 per share)	0	0	(4,391)	0	0	0	(4,391)
Net (loss) income	0	0	(5,348)	0	0	44	(5,304)
Other comprehensive loss, net of tax	0	0	0	0	(1)	0	(1)
Balance - May 31, 2016	$3	$58,893	$4,012	$(22,477)	$(2)	$(64)	$40,365

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2016, 2015, AND 2014
(In thousands)

	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,304)	$6,754	$3,468
Adjustments to reconcile net (loss) income to net cash flows provided by (used in)
operating activities:
Depreciation and amortization	5,596	6,127	6,356
Loss (gain) on disposition of property and equipment	735	(1,710)	114
Provision for uncollectable tuition	5,403	5,602	3,879
Noncash compensation expense	557	(855)	1,535
Deferred income taxes	(1,379)	(1,534)	(1,881)
Changes in assets and liabilities:
Student and other receivables	6,764	(4,332)	(16,383)
Prepaid and other current assets	73	(53)	(1,257)
Condominium inventory	(236)	367	382
Other assets	202	(19)	66
Income taxes receivable/payable	(2,671)	(1,157)	1,280
Accounts payable	(372)	230	(1,839)
Deferred income	190	149	146
Accrued and other liabilities	(891)	(337)	92
Other long-term liabilities	(1,361)	(384)	(48)

Net cash flows provided by (used in) operating activities	7,306	8,848	(4,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(3,897)	(50,141)	(36,980)
Proceeds from sale of available for sale investments	3,881	61,478	42,277
Purchases of property and equipment	(959)	(1,311)	(4,532)
Proceeds from sale of property and equipment	75	3,628	503
Course development	(304)	(143)	(247)
Payment of deposit on property and equipment	0	0	(200)
Payments received on contract for deed	6	160	296
Payments received on note receivable	0	1,390	641
Other	11	8	(31)

Net cash flows (used in) provided by investing activities	(1,187)	15,069	1,727

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(244)	(206)	(157)
Purchase of treasury stock	(3,022)	(32)	(64)
Dividends paid	(4,440)	(4,533)	(4,392)

Net cash flows used in financing activities	(7,706)	(4,771)	(4,613)

			(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2016, 2015, AND 2014
(In thousands)

	2016	2015	2014

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(1,587)	$19,146	$(6,976)

CASH AND CASH EQUIVALENTS -- Beginning of year	23,300	4,154	11,130

CASH AND CASH EQUIVALENTS -- End of year	$21,713	$23,300	$4,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND
NON-CASH INFORMATION:
Cash paid for income taxes, net of refunds	$1,156	$7,124	$2,907
Cash paid for interest	$871	$885	$787
Tenant improvements on capital lease financed through note receivable	$0	$0	$2,000
Property and equipment purchases included in accounts payable	$63	$24	$419
Dividends declared and unpaid at May 31, 2016, 2015, and 2014	$1,090	$1,139	$1,134

			(Concluded)
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
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

The Company has determined that the Partnership qualifies as a VIE and that the Company is the primary beneficiary of the Partnership.  Accordingly, the Company consolidated assets, liabilities, and net income of the Partnership within its consolidated balance sheets and statements of operations and comprehensive income and appropriately presented the balances as non-controlling interest within the consolidated balance sheets.  As of May 31, 2016 and 2015, the consolidated balance sheets include Partnership assets of $611 and $685, respectively, and Partnership liabilities of $91 and $94, respectively.  The consolidated statements of operations and comprehensive income include Partnership net income (loss) of $88, $75, and $(34), for the years ended May 31, 2016, 2015, and 2014, respectively.

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

The Company’s common stock is listed as NAUH on the NASDAQ Global Market.  The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, masters and doctoral degree programs in allied health, legal studies, education, business, accounting and information technology. Courses are offered through educational sites and online.  During the fiscal year ended May 31, 2016, operations include educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, and Texas; distance learning service center in Texas; and distance learning operations and central administration offices in Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, and contracts to provide online course development, hosting and technical assistance to other educational institutions.  To maintain eligibility for financial aid programs, NAU must comply with U.S. Department of Education requirements, including the maintenance of certain financial ratios.

The Company, through Dlorah’s Fairway Hills real estate division, also manages apartment units and develops and sells multi-family residential real estate in Rapid City, South Dakota.

Approximately 92% of the Company’s total revenues for each of the years ended May 31, 2016, 2015, and 2014, respectively, were derived from NAU’s academic revenue.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash is held in bank accounts that periodically exceed insured limits; however, no losses have occurred, and the Company feels the risk of loss is not significant.

Investments — The Company’s investments consist of certificates of deposit. These securities are classified as “available-for-sale.” Available-for-sale securities represent securities carried at fair value in the consolidated balance sheets. Certain of the Company’s certificates of deposit have maturity dates greater than one year.  However, these certificates of deposit can be accessed at any time and are convertible to cash on demand.  As such, the Company has classified these amounts as current assets in the consolidated balance sheets.  Unrealized gains and losses deemed to be temporary are reported net of taxes and included in other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income – net in the consolidated statements of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.  During the year ended May 31, 2015, all U.S. Treasury debt securities were liquidated. Proceeds from the sale or call of investments totaled $3,881, $61,478 and $42,277 for the years ended May 31, 2016, 2015 and 2014, respectively.

The Company’s investments were comprised of the following at May 31:

	2016				2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of Deposits	$4,119	$-	$(2)	$4,117	$4,102	$-	$-	$4,102

As of May 31, 2016, the Company’s investments all mature in one to three years.

Declines in the fair value of individual securities classified as available-for-sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value, with the resulting write-downs included in current earnings as realized losses. Unrealized losses that may occur are generally due to changes in interest rates and, as such, are considered by the Company to be temporary. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company had no impairments during the year ended May 31, 2016.

Student Receivables — Student receivables are recorded at estimated net realizable value and are revised periodically based on estimated future collections. Interest and service charges are applied to all past due student receivables; however, collections are first applied to principal balances until such time that the entire principal balance has been received. Student accounts are charged off only when reasonable collection means are exhausted. Bad debt expense is included in selling, general and administrative expenses on the consolidated statements of operations.

Other Receivables — Other Receivables consist primarily of the current portion of institutional receivables, which are amounts due from students and are stated at net realizable value. Long-term portion of these institutional receivables are included in other assets.

Property and Equipment — Property and equipment are stated at cost. Renewals and improvements exceeding five hundred dollars are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in loss (gain) in disposition of property. For financial statement purposes, depreciation includes the depreciation of the capital lease asset in the amount of $530 for each of the fiscal years 2016, 2015 and 2014.  Total depreciation and amortization expense in operating expenses was $5,596, $6,127, and $6,356 for the fiscal years 2016, 2015 and 2014, respectively.  The amortization portion of these amounts relates to capitalized course development costs and was $291, $339, and $354 for the fiscal years 2016, 2015 and 2014, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and building improvements	19–40
Land improvements	10–20
Furniture, vehicles, and equipment	5–15

For tax purposes, depreciation is computed using the straight-line and accelerated methods.

Property and equipment — net consists of the following as of May 31 (in thousands):

	2016	2015
Land	$119	$119
Land improvements	23	23
Buildings and building improvements	39,759	40,718
Furniture, vehicles, and equipment	27,904	28,171
Total gross property and equipment	67,805	69,031
Less accumulated depreciation	(36,532)	(32,641)
Total net property and equipment	$31,273	$36,390

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

The Company capitalizes course development costs. Costs that qualify for capitalization are external direct costs, payroll, and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. Capitalization ends at such time that the course and/or material is available for general use by faculty and students. After becoming available for general use, the costs are amortized on a course-by-course basis over a period of three to five years. After the amortization period commences, the cost of maintenance and support is expensed as incurred, because it does not provide future benefit. If it is determined that the curriculum will not be used, the capitalized curriculum costs are written off and expensed in the period of this determination.

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

During November 2015, the Company announced the closure of the Denver campus, effective February 29, 2016.  In January 2016, the Company announced the closure of two additional campuses: Weldon Spring, Missouri and Tigard, Oregon, both effective March 1, 2016.  Due to the closure of these three campuses, undepreciated leasehold improvements and other fixed assets of $85, $328 and $394, respectively, were fully written off during the year ended May 31, 2016.  The write-down is included in loss on disposition of property, within the NAU segment, in the consolidated financial statements. The Company had no impairments in 2015 or 2014.

Deferred Income Taxes — Deferred income taxes are provided using the asset and liability method whereby deferred tax assets and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Non-Controlling Interest — The non-controlling interest presented on the consolidated statements of operations and comprehensive income represents the individual owners’ share of the Partnership’s income or loss. The consolidated balance sheet amount “Non-controlling interest” represents the individual owners’ share of the Partnership obligations in excess of Partnership assets. The Company has determined the non-controlling owners have a legal obligation to fund such deficits and believes it is fully collectable at May 31, 2016.

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

Academic Revenue Recognition — Academic revenue represents tuition revenue and the revenue generated through NAU’s teaching relationships with other non-related party institutions. Tuition revenue and affiliate revenue is recorded ratably over the length of respective courses. Academic revenue also includes certain fees and charges assessed at the start of each term. The portion of tuition and registration fee payments received but not earned is recorded as deferred income and reflected as a current liability on the consolidated balance sheets, as such amount represents revenue that the Company expects to earn within the next year. Academic revenue is reported net of adjustments for refunds and scholarships. If a student withdraws prior to the completion of the academic term, the respective portion of tuition and registration fees that the Company already received and is not entitled to are refunded back to the students and the Department of Education. Refunds and scholarships are recorded during the respective terms. For students that have withdrawn from all classes during an academic term, the University estimates the expected receivable balance that is due from such students and records a provision to reduce academic revenue for that amount calculated based on historical collection trends and adjusted for known current factors. The amount is then recognized as academic revenue at the time the receivable is collected (e.g. cash basis).

Auxiliary Revenue — Auxiliary revenue represents revenues from the University’s bookstore operations. Revenue is recognized as items are sold and is recorded net of any applicable sales tax. The Company does not have book inventory because the book operation is outsourced to a third party vendor. Since the Company has the discrete ability to set book prices and maintains inventory and credit risk, we utilize gross reporting of revenue and expenses. Books sales revenue is recorded as auxiliary revenue and the related costs are recorded as auxiliary expense.

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

Rental Expense — The University accounts for rent expense under its long-term operating leases using the straight-line method. Certain of the University’s operating leases contain rent escalator provisions. Accordingly, a $5,432 and $6,047, deferred rent and tenant improvement liability at May 31, 2016 and 2015, respectively, is recorded in accrued and other liabilities and other long-term liabilities on the consolidated balance sheets.

Advertising — The University follows the policy of expensing the cost of advertising as incurred. Advertising costs of $10,734, $9,807 and $12,077 for 2016, 2015 and 2014, respectively, are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive income.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires reevaluation of all legal entities under a revised consolidation model.  The standard will specifically affect limited partnerships and similar legal entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination, and certain investment funds.  This standard will be effective for the Company’s fiscal year 2017 during the first quarter ending August 31, 2016.  The Company has evaluated the impact implementation will have on the Company’s consolidated financial statements, and does not expect it to be significant.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities which address written aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard will be effective for the Company’s fiscal year ending 2019 in the first quarter ending August 31, 2018. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of share-based accounting.  Specifically, the standard (1) requires all excess tax benefits and deficiencies to be recognized as income tax expense/benefit in the income statement as discrete items in the reporting period in which they occur, with no charges to additional paid-in capital; (2) requires excess tax benefits to be classified as operating cash flows; (3) allows an accounting election to account for forfeitures when they occur, instead of as they are expected to vest; (4) allows awards settled in cash to qualify for equity classification if withholding is up to the maximum statutory tax rates in the applicable jurisdictions; (5) clarifies that cash paid by an employer to taxing authorities when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the cash flow statement.  This standard will be effective for the Company’s fiscal year ending 2018, in the first quarter ending August 31, 2017.  The Company is currently evaluating and has not yet determined the impact implementation will have on the consolidated financial statements.

5.	DEPARTMENT OF EDUCATION REQUIREMENTS

The University extends unsecured credit to a portion of the students who are enrolled throughout the campuses for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV Higher Education Act of 1965, as amended (the “Higher Education Act”). The University is required under 34 CFR 600.5(d) to maintain at least 10% of its revenues (calculated on a cash basis) from non-Title IV program funds, commonly referred to as the “90/10 Rule”. An institution is subject to loss of eligibility to participate in Title IV programs if it fails to meet the 10% threshold for two consecutive fiscal years. If the Company were to violate the 90/10 Rule, it would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeded the 90% Title IV program funds threshold and would be unable to regain eligibility for two fiscal years thereafter. The University believes they are in compliance with this requirement for the years ended May 31, 2016, 2015 and 2014, as shown in the underlying calculation:

	2016		2015		2014
Title IV HEA
funds received	$90,238		$106,305		$107,333
Academic revenue	$103,904	=86.85%	$119,200	=89.18%	$120,169	=89.32%
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

An educational institution that does not meet the Department of Education’s minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the Department of Education. Based on the consolidated financial statements for the 2016, 2015 and 2014 fiscal years, the University’s calculations result in a composite score of 1.8, 3.0, and 2.3, respectively. Therefore the University currently meets the minimum composite score requirement as most recently required by the Department of Education.

Finally, to remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. Our official cohort default rates for federal fiscal years 2012 and 2011 are 20.8% and 21.4%, respectively.  The draft cohort rate for federal fiscal year 2013 is 23.7%.

The University’s current certification to participate in the Title IV programs, which is not provisional, was effective in June 2013 and extends through March 31, 2019.

6.	CONDOMINIUM PROJECT

The Company built 24 condominium units to be sold to the general public called Vista Park. These condominium units are accounted for within condominium inventory within the consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales within the consolidated statements of income and comprehensive income. No units were sold in the year ended May 31, 2016; a total of twelve units were sold from the inception of the project through year ended May 31, 2016.

7.	CONTRACT FOR DEED

The Company signed a contract for deed on its former Rapid City campus on March 28, 2013 for $4,000 (see Note 9 for capital lease on new campus).  The sale did not meet the accounting requirements to be consummated and was not recorded at this time.  On July 11, 2014, the contract for deed was settled.  The Company collected the outstanding proceeds, which included $3,230 of principal and $85 of interest that was offset by $59 of lease-back payments and maintenance expenses related to the long-term operating lease.  All remaining liens on the property were released and deemed sold, resulting in a gain of $1,743.

8.	LINES OF CREDIT

The University maintained a $3,000 unsecured revolving line of credit with Great Western Bank that was subject to annual renewals and matured on May 31, 2016.  The Company chose not to renew the line for the next fiscal year due to adequate cash available.  Advances under the line bore interest at prime (3.50% at May 31, 2016).  No advances were made on this line of credit in 2016, 2015 or 2014.

9.	LEASES

The University leases building facilities for branch operations and equipment for classroom operations under operating leases with various terms and conditions. Total rent expense for the years ended May 31, 2016, 2015 and 2014, was $5,737, $6,037, and $6,025, respectively, which is included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive income.

Future minimum lease payments on non-cancelable operating leases for the five years ending May 31 are as follows (in thousands)-

2017	$6,028
2018	6,039
2019	5,769
2020	5,213
2021	4,139
Thereafter	9,376

Future minimum lease payments include the remaining lease payments for the Tigard and Weldon Spring campuses. The associated lease payments were not accelerated because we are still receiving economic benefit from the leases.  The Denver campus lease terminated on February 29, 2016; therefore, is not included in the payments listed above.

As part of ongoing operations, the Company entered into a capital lease arrangement for additional space that houses the corporate headquarters, distance learning operations, and the new Rapid City campus operations (see Note 7).  During the year ended May 31, 2014, the Company increased its capital lease obligation by $2,000 to account for tenant improvements.  The Company initially paid for the improvements and reached an agreement with the lessor to be reimbursed for the amount under the terms of a $2,000 note receivable.  The note receivable required monthly payments of $14 at 6% that directly offset the monthly payments to the lessor under the capital lease obligation.  In June 2014, the landlord of the property paid the $1,373 remaining balance of the note receivable.

The Company is obligated to make future payments under the capital lease obligation, which totaled $20.3 million, had a net present value of $11.9 million as of May 31, 2016, and was recognized as current and non-current capital lease payable of $285 and $11,567 at May 31, 2016 and $244 and $11,853 at May 31, 2015, respectively.  The asset totals $10,600, and accumulated depreciation totals $2,429 and $1,899 at May 31, 2016 and 2015, respectively.  The net amount is included in net property and equipment in the consolidated balance sheets.

The following is a schedule of future minimum commitments under the revised capital lease obligation as of May 31, 2016:

2017	$1,137
2018	1,159
2019	1,183
2020	1,207
2021	1,231
Thereafter	14,370
Total future minimum lease obligation	$20,287
Less: Imputed interest on capital leases	(8,435)
Net present value of lease obligations	$11,852

10.	STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001.  Of the authorized shares, 24,140,972 and 25,191,414 shares of common stock were outstanding as of May 31, 2016 and 2015, respectively.  No shares of preferred stock or Class A common stock were outstanding at May 31, 2016 and 2015.

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

During the year ended May 31, 2016, the Company repurchased 353,581 shares for $868 under this authorization.  In addition, the Company repurchased 853,073 shares of its outstanding common stock for $2,039 from a single unrelated shareholder.  This repurchase was approved by the Company’s Board of Directors and was separate from the August 6, 2015 repurchase authorization.

On February 12, 2016, the Company announced that its Board of Directors authorized the Company to repurchase up to $500 worth of shares of its common stock in open market or privately negotiated transactions, at a price of $1.75 or less per share, for aggregate consideration not to exceed $500, to be implemented during a period of one year from the date the stock repurchase plan is announced to the public.   During the year ended May 31, 2016, the Company repurchased 30,440 shares for $50 under this authorization.

During the years ended May 31, 2016 and 2015, respectively, $65 and $32 of additions to treasury stock resulted from the settlement of stock-based compensation.

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest.  Restricted stock unit awards do not accrue dividends prior to vesting.  Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant.  The Plan allows vesting based upon performance criteria.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The fair value of stock options granted is calculated using the Black-Scholes option pricing model.  Share options issued under the Plan may be incentive stock options or nonqualified stock options.  At May 31, 2016, all stock options issued have been nonqualified stock options.  A total of 1,300,000 shares were authorized by the Plan.  Shares forfeited or canceled are eligible for reissuance under the Plan.  At May 31, 2016, 431,397 shares of common stock remain available for issuance under the Plan.

In October 2013, the Company’s Board of Directors adopted the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan. The Company may grant restricted stock awards or restricted stock units to aid in recruiting and retaining employees, officers, directors and other consultants.  Restricted stock awards accrue dividends that are paid when the shares vest.  Restricted stock unit awards do not accrue dividends prior to vesting.  Restricted stock grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant and vest over various terms.  Shares forfeited or canceled are eligible for reissuance under the Plan. At May 31, 2016, 750,000 shares of common stock remain available for issuance under the 2013 Plan.

Restricted stock

The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

During the year ended May 31, 2015, the Company awarded 42,155 restricted stock awards with time based vesting at a grant date fair value of $3.11 per share to members of the board of directors. These shares vested on October 20, 2015.  During the year ended May 31, 2015, 580,000 RSUs granted June 1, 2013 under the 2013 Plan were canceled and the related compensation expense previously recorded of $1,170 was reversed as the performance criteria was not attained.

During the quarter ended November 30, 2015, the Company issued 187,500 restricted stock units (“RSUs”) with performance based vesting under the 2013 Plan.  The number of shares to be earned was determined by the Company’s profitability and other operating metrics during the year ended May 31, 2016.  The grant date fair value of the RSUs was $3.06 per share.  No expense was recorded as targeted profitability and operating metrics were not attained and all shares were canceled on May 31, 2016.

During the year ended May 31, 2016, the Company awarded 40,485 restricted stock awards with time based vesting at a grant date fair value of $2.47 per share to members of the board of directors. Shares vest one year from the grant date and require board service for the entire year.

Compensation expense associated with restricted stock awards, totaled $116 for the year ended May 31, 2016.  For the year ended May 31, 2015 compensation expense for restricted stock awards totaled $122, and a reversal of $1,170 associated with the performance based restricted stock units canceled was recorded.  For the year ended May 31, 2014, compensation totaled $82 for restricted stock awards and $1,170 for performance based restricted stock units.  At May 31, 2016, unamortized compensation cost of restricted stock awards totaled $35.  The unamortized cost is expected to be recognized over a weighted-average period of 0.4 years as of May 31, 2016.

A summary of restricted share awards activity as of May 31, 2016 and 2015, and the changes during the years then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2014	608,170	$4.01
Granted	42,155	3.11
Vested	(28,170)	3.55
Forfeited	(580,000)	4.03
Non-vested shares at May 31, 2015	42,155	$3.11
Granted	40,485	2.47
Vested	(42,155)	3.11
Forfeited	0	0
Non-vested shares at May 31, 2016	40,485	$2.47

Unrestricted stock

Unrestricted stock is issued to certain employees in settlement of a portion of their salaries and bonuses.  Compensation expense in the consolidated statements of operations and comprehensive income associated with these unrestricted stock issuances totaled $320, $166 and $261, respectively, for the years ended May 31, 2016, 2015, and 2014.

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the consolidated statements of operations and comprehensive income as selling, general and administrative expense based on their fair value over the requisite service period.

For stock options issued during the years ended May 31, 2016 and 2015, the following assumptions were used to determine fair value:

Assumptions used:	2016	2015
Expected term (in years)	5.75	5.50
Expected volatility	50.40%	51.40%
Weighted average risk free interest rate	1.54%	1.52%
Weighted average risk free interest rate range	1.54-1.54%	1.52-1.52%
Weighted average expected dividend	5.92	5.79%
Weighted average expected dividend range	5.92-5.92%	5.79-5.79%
Weighted average fair value	$0.84	$0.88

Expected volatilities are based on historic volatilities from the traded shares of NAUH.  The expected term of options granted is the safe harbor period. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company.

A summary of option activity under the Plan as of May 31, 2016 and 2015, and changes during the years then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at May 31, 2014	75,750	$7.17	7.6	$0
Granted	12,500	3.11
Exercised	0	0
Forfeited or canceled	(9,500)	8.70
Outstanding at May 31, 2015	78,750	$6.34	7.1	$0
Exercisable at May 31, 2015	66,250	$6.85	6.8	$0
Outstanding at May 31, 2015	78,750	$6.34	7.1	$0
Granted	148,475	3.06
Exercised	0	0
Forfeited or canceled	(34,875)	4.67
Outstanding at May 31, 2016	192,350	$4.11	8.4	$0
Exercisable at May 31, 2016	192,350	$4.11	8.4	$0

The Company recorded compensation expense for stock options of $121, $27 and $22, for the years ended May 31, 2016, 2015 and 2014, respectively, in the consolidated statements of operations.  As of May 31, 2016, there was no unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan.

The Company plans to issue new shares as settlement of options exercised. There were no options exercised during the years ended May 31, 2016 or 2015.

Dividends
The following table presents details of the Company’s fiscal 2016 and 2015 dividend payments:

Date declared	Record date	Payment date	Per share
April 7, 2014	June 30, 2014	July 11, 2014	$0.0450
August 11, 2014	September 30, 2014	October 10, 2014	$0.0450
October 6, 2014	December 31, 2014	January 16, 2015	$0.0450
January 24, 2015	March 31, 2015	April 17, 2015	$0.0450
April 13, 2015	June 30, 2015	July 10, 2015	$0.0450
August 10, 2015	September 30, 2015	October 9, 2015	$0.0450
October 5, 2015	December 31, 2015	January 15, 2016	$0.0450
January 23, 2016	March 31, 2016	April 8, 2016	$0.0450
April 4, 2016	June 30, 2016	July 8, 2016	$0.0450

11.	EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan Payable — The Company sponsors a 401(k) plan for its University employees, which provides for a discretionary match, net of forfeitures, of up to 5%. The University uses certain consistently applied operating ratios to determine contributions. The University’s matching contributions paid were $514, $0, and $735 during the years ended May 31, 2016, 2015 and 2014, respectively. At May 31, 2016 and 2015, $49 and $708 was accrued for the University’s match, respectively. Of the $708 accrual at May 31, 2015, $194 was reversed in the year ending May 31, 2016 due to a change in estimate.

Compensation Plans — The Company has entered into employment agreements, as amended, with Dr. Ronald Shape, Chief Executive Officer and Dr. Jerry Gallentine, President, that require, among other things, an annual incentive payment as defined in the agreements. The incentive payments are paid in installments each year, are recorded in selling, general and administrative expenses and accrued in other liabilities in the consolidated financial statements, and total $0, $390 and $197 for 2016, 2015 and 2014, respectively.  In addition, as part of the Chief Executive Officer compensation plan, $100 annually will be paid in equal monthly installments converted to the Company’s common stock shares based on the closing price on the last day of the month.

In addition, the Company has an approved Senior Executive Level Officer Compensation Plan and a Named Executive Officer Compensation Plan.  Each compensation plan has a base salary component, quarterly achievement award component and an annual achievement award component as defined in the agreements.

12.	SELF-INSURED HEALTH INSURANCE

The Company maintains a self-insured health insurance plan for employees.  Under this plan, the Company pays a monthly fee to its administrator, as well as claims submitted by its participants.  As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted, the Company has recorded a liability for outstanding claims of $381 and $340 at May 31, 2016 and 2015, respectively.  Such liability is reported within accrued and other liabilities in the consolidated balance sheets.

13.	INCOME TAXES

Components of the provision for income taxes for the years ended May 31, 2016, 2015 and 2014, were as follows:

	2016	2015	2014
Current tax (benefit) expense:
Federal	$(1,579)	$5,216	$3,678
State	64	751	509
	(1,515)	5,967	4,187

Deferred tax (benefit):
Federal	(1,183)	(1,396)	(1,740)
State	(196)	(138)	(141)
	(1,379)	(1,534)	(1,881)
Total tax (benefit) expense	$(2,894)	$4,433	$2,306

The effective tax rate varies from the statutory federal income tax rate for the following reasons:

	2016	2015	2014

Statutory	(34.0)%	34.0%	34.0%
State income taxes — net of federal benefit	(1.9)	3.6	4.2
Permanent differences and other	0.6	2.0	1.7
Effective income tax rate	(35.3)%	39.6%	39.9%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) as of May 31 were as follows:

	2016	2015
Deferred income tax assets:
Account receivable allowances	$317	$616
Bad debt write-offs	2,131	1,544
Other	60	130
Accrued salaries	623	717
Start up costs	246	276
Capital lease obligations	4,445	4,536
Net operating loss carryforwards - expires 2021-2036	155	-
Deferred rent	2,037	2,268
Total deferred income tax assets	10,014	10,087
Deferred income tax liabilities:
Fixed assets and course development	(9,133)	(10,493)
Prepaid expenses	(450)	(542)
Total deferred income tax liabilities	(9,583)	(11,035)
Net deferred income tax assets (liabilities)	$431	$(948)

The Company considered a valuation allowance for the deferred income tax assets. No valuation allowance was recorded for the past three years because we believe it is more likely than not that all deferred tax asset will be realized.

The Company follows the guidance of ASC Topic 740, Income Taxes, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which requires that income tax positions must be more likely than not to be sustained based solely on their technical merits in order to be recognized. The Company has recorded no liability for uncertain tax positions. In the event the Company had uncertain tax positions, the Company would elect to record interest and penalties from unrecognized tax benefits in the tax provision.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	For the year ended May 31,
	2016	2015	2014
Numerator:
Net (loss) income attributable to National American
University Holdings, Inc.	$(5,349)	$6,718	$3,475
Denominator:
Weighted average shares outstanding used to compute
basic net income per common share	24,651,521	25,160,729	25,093,096
Incremental shares issuable upon the assumed exercise of
stock options	-	-	-
Incremental shares issuable upon the assumed vesting of
restricted shares	-	5,003	1,265
Common shares used to compute diluted net income per
share	24,651,521	25,165,732	25,094,361
Basic net (loss) income per common share	(0.22)	$0.27	$0.14

Diluted net (loss) income per common share	$(0.22)	$0.27	$0.14

A total of 192,350, 78,750 and 75,750 shares of common stock subject to issuance upon exercise of stock options for the years ended May 31, 2016, 2015 and 2014, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 82,640 shares of common stock subject to vesting and issuance upon exercise of restricted stock for the year ended May 31, 2016 (7,446 of these shares had potential dilutive impact for the year ended May 31, 2016), have been excluded from the calculation of diluted EPS as the effect would have been antidilutive.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at May 31, 2016 and 2015:

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

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
May 31, 2016
Investments: Certificates of deposit	$0	$4,117	$0	$4,117
Money market accounts included in cash equivalents	38	0	0	38
Total assets at fair value	$38	$4,117	$0	$4,155

May 31, 2015

Investments: Certificates of deposit	$244	$3,858	$0	$4,102
Money market accounts included in cash equivalents	269	0	0	269
Total assets at fair value	$513	$3,858	$0	$4,371

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

Fair value of financial instruments:  The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, receivables, payables, and capital lease payables.  The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments.  CD’s and money market accounts are recorded at fair values as indicated in the preceding disclosures.  The estimated fair value of capital lease obligations is $11,852 and $12,097 at May 31, 2016 and 2015, respectively, which approximates book value.

17.	SEGMENT REPORTING

Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.

The Company operates two reportable segments: NAU and other. The NAU segment contains the revenues and expenses associated with the University operations. The Company considers each campus location to be an operating segment, and they are aggregated into the NAU segment for financial reporting purposes. The Other segment contains primarily real estate.  General administrative costs of the Company are allocated to specific divisions of the Company. The following table presents the reportable segment financial information, in thousands:

	For the year ended May 31,			For the year ended May 31,			For the year ended May 31,
	2016			2015			2014
			Consolidated			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic	$88,697	$-	$88,697	$108,360	$-	$108,360	$117,099	$-	$117,099
Auxiliary	6,306	-	6,306	7,920	-	7,920	9,076	-	9,076
Rental income
apartments	-	1,110	1,110	-	1,164	1,164	-	1,138	1,138
Condominium
sales	-	-	-	-	447	447	-	440	440

Total revenue	95,003	1,110	96,113	116,280	1,611	117,891	126,175	1,578	127,753

Operating
expenses:
Cost of
educational
services	26,093	-	26,093	28,551	-	28,551	29,478	-	29,478
Selling, general
& administrative	70,819	1,392	72,211	71,681	1,620	73,301	83,627	1,659	85,286
Auxiliary	4,667	-	4,667	5,629	-	5,629	6,236	-	6,236
Cost of
condominium
sales	-	-	-	-	368	368	-	386	386
Loss (gain) on
disposition of
property	810	(75)	735	114	(1,824)	(1,710)	211	(97)	114
Total operating
expenses	102,389	1,317	103,706	105,975	164	106,139	119,552	1,948	121,500
(Loss) income
from
operations	(7,386)	(207)	(7,593)	10,305	1,447	11,752	6,623	(370)	6,253
Other income
(expense):
Interest inc	80	7	87	51	97	148	54	88	142
Interest exp	(870)	-	(870)	(883)	(8)	(891)	(769)	(1)	(770)
Other income
(loss) - net	-	178	178	-	178	178	-	149	149
Total other
(expense)
income	(790)	185	(605)	(832)	267	(565)	(715)	236	(479)
(Loss) income
before taxes	$(8,176)	$(22)	$(8,198)	$9,473	$1,714	$11,187	$5,908	$(134)	$5,774

	As of and for the Year Ended			As of and for the Year Ended			As of and for the Year Ended
	May 31, 2016			May 31, 2015			May 31, 2014
			Consolidated			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total	NAU	Other	Total
Total assets	$61,694	$9,022	$70,716	$78,042	$8,502	$86,544	$76,383	$12,074	$88,457

Expenditures for
long-lived
assets	$710	$249	$959	$859	$452	$1,311	$3,094	$1,438	$4,532
Depreciation &
amortization	$5,058	$538	$5,596	$5,546	$581	$6,127	$5,765	$591	$6,356

18.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected unaudited quarterly financial information for the last eight quarters.

	Quarter
	First	Second	Third	Fourth
Fiscal Year Ended May 31, 2016
Revenues	$24,649	$25,739	$22,678	$23,047
Operating loss	(1,916)	(1,358)	(2,844)	(1,475)
Net loss	(1,298)	(1,170)	(1,875)	(961)
Net loss attributable to
NAUH and Subsidiaries	(1,309)	(1,178)	(1,891)	(970)
Net loss per share (common):
Basic	(0.05)	(0.05)	(0.08)	(0.04)
Diluted	(0.05)	(0.05)	(0.08)	(0.04)

Fiscal Year Ended May 31, 2015
Revenues
Operating income	$29,304	$30,638	$29,083	$28,866
Net income	3,536	4,698	2,581	937
Net income attributable to	2,168	2,840	1,478	268
NAUH and Subsidiaries
Net income per share (common):	2,170	2,826	1,464	256
Basic	0.09	0.11	0.06	0.01
Diluted	0.09	0.11	0.06	0.01

19.	SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date through the date the consolidated financial statements were issued.  In June and July 2016, Dlorah, Inc. entered into construction contracts totaling approximately $4.5 million on a 24-unit apartment building and a new administrative building.  Construction will be funded through operations and is expected to be complete in June, 2017.

We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2016.  Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of May 31, 2016, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of May 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2016.

Item 9B.  Other Information

None.

PART III

           The information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after May 31, 2016.  Except for those portions specifically incorporated in this annual report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of May 31, 2016, which includes our 2009 Stock Option and Compensation Plan and our 2014 Restricted Stock Unit Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by stock holders (1)	192,350	$4.11	1,181,397

Total	192,350	$4.11	1,181,397

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this annual report on Form 10-K.

(a)(2)  Financial Statement Schedules

None required.

(b)  Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated August 7, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.2	Amended and Restated Agreement and Plan of Reorganization, dated August 11, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. *

2.3	Amendment No. 1 to the Amended and Restated Agreement and Plan of Reorganization, dated October 26, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc., and Dlorah, Inc. **

3.1	Second Amended and Restated Certificate of Incorporation***

3.2	Amended Bylaws ####

4.1	Specimen Common Stock Certificate***

10.1	Registration Rights Agreement, dated as of November 23, 2009, by and among Camden Learning Corporation and each of H. & E. Buckingham Limited Partnership and Robert D. Buckingham Living Trust. ***

10.2	Registration Rights Agreement, dated as of November 29, 2007, by and among Camden Learning Corporation and certain of the founding stockholders of Camden Learning Corporation. ****

10.3	Form of Restricted Stock Agreement under the registrant’s 2009 Stock Option and Compensation Plan. *****

10.4	National American University Holdings, Inc. 2009 Stock Option and Compensation Plan., as amended. ***

10.5	Employment Agreement between Dlorah, Inc. and Jerry L. Gallentine, amended and restated September 9, 2003, and further amended by the First Amendment to Employment Agreement, dated November 18, 2009. ***

10.6	Employment Agreement between Dlorah, Inc. and Ronald Shape, dated effective as of June 1, 2012. ##

10.7	Joinder to Registration Rights Agreement, dated as of January 12, 2010 between National American University Holdings, Inc. and T. Rowe Price Associates, Inc. on behalf of its investment advisory clients T. Rowe Price Small-Cap Value Fund, Inc. and T. Rowe Price U.S. Equities Trust. #

10.8	Form of Director Indemnification Agreement******

10.9	National American University Holdings, Inc. 2014 Restricted Stock Unit Plan ###

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	the following materials from National American University Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016, are formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Balance Sheets, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Stockholders Equity, (d) Consolidated Statements of Cash Flows, and (e) Notes to Annual Consolidated Financial Statements

*	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on August 11, 2009.
**	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on October 27, 2009.
***	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on November 30, 2009, and proxy statement filed on September 27, 2014.
****	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on December 5, 2007.
*****	Incorporated by reference to National American University Holdings, Inc.’s Quarterly Report on Form 10-Q filed on January 12, 2010.
******	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on May 11, 2010.
#	Incorporated by reference to National American University Holdings, Inc.’s Registration Statement on Form S-1 filed on March 23, 2010.

##	Incorporated by reference to National American University Holdings, Inc.’s Current Report on Form 8-K filed on September 6, 2012.
###	Incorporated by reference to National American University Holdings, Inc.’s proxy statement filed on September 27, 2014.
####	Incorporated by reference to National American University Holdings, Inc.’s Quarterly Report on Form 10-Q filed on October 4, 2014.

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
(principal financial officer and principal accounting officer)

Dated as of August 5, 2016.

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of August 7, 2016.

Name	Title

/s/ Robert D. Buckingham
Robert D. Buckingham	Chairman of the Board of Directors

/s/ Jerry L. Gallentine
Jerry L. Gallentine, Ph.D.	President and Vice Chairman of the Board of Directors

/s/ Therese Crane
Therese Crane, Ed.D.	Director

/s/ Jeffery Berzina
Jeffery Berzina	Director

/s/ Thomas D. Saban
Thomas D. Saban, Ph.D.	Director

/s/ Jim Rowan
Jim Rowan	Director

/s/ Richard Halbert
Richard Halbert	Director

/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.	Chief Executive Officer and Director