Form 10-K/A
period 2016-05-31
National American University Holdings, Inc.
filed 2016-09-13
CIK 1399855

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No    ☑
As of August 3, 2016, there were 24,149,224 shares of Common Stock, $0.0001 par value per share outstanding.
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $25.4 million.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission an Annual Report on Form 10-K for the year ended May 31, 2016 on August 5, 2016 (the “Form 10-K”). The registrant is filing this Amendment No. 1 solely to correct an error in the number of shares of common stock outstanding as of August 3, 2016 shown on the cover page. The correct number of shares of common stock outstanding as of such date is 24,149,224, as indicated on the cover page of this Amendment No. 1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive office and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. Except as expressly set forth in this Amendment No. 1, the Form 10-K has not been amended, updated or otherwise modified.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National American University Holdings, Inc.

By:	/s/ Ronald L. Shape, Ed. D.
Name:	Ronald L. Shape, Ed. D.
Title:	President and Chief Executive Officer

Dated: September 13, 2016

Exhibit Index

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K/A.

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002