Form 10-Q
period 2016-08-31
National American University Holdings, Inc.
filed 2016-09-30
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

Or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                                                                                               to

Commission File No. 001-34751
National American University Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-0479936
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

5301 S. Highway 16	57701
Rapid City, SD	(Zip Code)
(Address of principal executive offices)

(605) 721-5200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❑	Accelerated filer ❑
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of September 23, 2016, 24,162,368 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Page of Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

		3
		4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2016 and August 31, 2015	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2016 and August 31, 2015	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4.	CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	21
ITEM 1A.	RISK FACTORS	21
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4.	MINE SAFETY DISCLOSURES	22
ITEM 5.	OTHER INFORMATION	22
ITEM 6.	EXHIBITS	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

AS OF AUGUST 31, 2016 AND CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2016
(In thousands, except share and per share amounts)
	August 31,	May 31,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,680	$21,713
Available for sale investments	6,117	4,117
Student receivables — net of allowance of $857 and $723 at August 31, 2016 and
May 31, 2016, respectively	3,886	3,011
Other receivables	86	375
Income taxes receivable	3,754	2,780
Prepaid and other current assets	1,602	2,078
Total current assets	30,125	34,074
Total property and equipment - net	31,124	31,273
OTHER ASSETS:
Condominium inventory	621	621
Land held for future development	229	312
Course development — net of accumulated amortization of $3,113 and $3,051 at
August 31, 2016 and May 31, 2016, respectively	958	817
Deferred income taxes	422	431
Other	903	998
Total other assets	3,133	3,179
TOTAL	$64,382	$68,526

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$296	$285
Accounts payable	2,773	2,913
Dividends payable	1,092	1,090
Income taxes payable	126	110
Deferred income	1,428	1,649
Accrued and other liabilities	5,335	5,861
Total current liabilities	11,050	11,908
OTHER LONG-TERM LIABILITIES	4,485	4,686
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	11,490	11,567
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,494,516 issued and
24,162,368 outstanding as of August 31, 2016; 28,472,129 issued and 24,140,972
outstanding as of May 31, 2016)	3	3
Additional paid-in capital	59,009	58,893
Retained earnings	869	4,012
Treasury stock, at cost (4,332,148 shares at August 31, 2016 and 4,331,157
shares at May 31, 2016)	(22,479)	(22,477)
Accumulated other comprehensive income (loss), net of taxes - unrealized gain (loss)
on available for sale securities	2	(2)
Total National American University Holdings, Inc. stockholders' equity	37,404	40,429
Non-controlling interest	(47)	(64)
Total stockholders' equity	37,357	40,365
TOTAL	$64,382	$68,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(In thousands, except share and per share amounts)
	Three Months Ended
	August 31,
	2016	2015
REVENUE:
Academic revenue	$19,438	$22,658
Auxiliary revenue	1,394	1,716
Rental income — apartments	298	275

Total revenue	21,130	24,649

OPERATING EXPENSES:
Cost of educational services	6,468	6,296
Selling, general and administrative	16,482	19,003
Auxiliary expense	1,049	1,266
Loss on disposition of property	6	0

Total operating expenses	24,005	26,565

OPERATING LOSS	(2,875)	(1,916)

OTHER INCOME (EXPENSE):
Interest income	22	19
Interest expense	(214)	(219)
Other income — net	37	42

Total other expense	(155)	(158)

LOSS BEFORE INCOME TAXES	(3,030)	(2,074)

INCOME TAX BENEFIT	991	776

NET LOSS	(2,039)	(1,298)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(17)	(11)

NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.
AND SUBSIDIARIES	(2,056)	(1,309)

OTHER COMPREHENSIVE INCOME (LOSS) — Unrealized gains (losses) on investments, net of tax	4	(1)
Income tax benefit related to items of other comprehensive loss

COMPREHENSIVE LOSS ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY
HOLDINGS, INC.	$(2,052)	$(1,310)

Basic net loss attributable to National American University Holdings, Inc.	$(0.09)	$(0.05)
Diluted net loss attributable to National American University Holdings, Inc.	$(0.09)	$(0.05)
Basic weighted average shares outstanding	24,114,294	25,190,039
Diluted weighted average shares outstanding	24,114,294	25,190,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(In thousands, except share and per share amounts)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated
		Additional			other		Total
	Common	paid-in	Retained	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	earnings	stock	(loss) income	interest	equity

Balance - May 31, 2015	$3	$58,336	$13,751	$(19,455)	$(1)	$(108)	$52,526
Purchase of 30,841 shares common
stock for the treasury	0	0	0	(87)	0	0	(87)
Share based compensation expense	0	60	0	0	0	0	60
Dividends declared ($0.045 per share)	0	0	(1,135)	0	0	0	(1,135)
Net (loss) income	0	0	(1,309)	0	0	11	(1,298)
Other comprehensive loss, net of tax	0	0	0	0	(1)	0	(1)
Balance - August 31, 2015	$3	$58,396	$11,307	$(19,542)	$(2)	$(97)	$50,065

Balance - May 31, 2016	$3	$58,893	$4,012	$(22,477)	$(2)	$(64)	$40,365
Purchase of 991 shares common
stock for the treasury	0	0	0	(2)	0	0	(2)
Share based compensation expense	0	116	0	0	0	0	116
Dividends declared ($0.045 per share)	0	0	(1,087)	0	0	0	(1,087)
Net (loss) income	0	0	(2,056)	0	0	17	(2,039)
Other comprehensive income, net of tax	0	0	0	0	4	0	4
Balance - August 31, 2016	$3	$59,009	$869	$(22,479)	$2	$(47)	$37,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(In thousands)

	Three Months Ended
	August 31,	August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,039)	$(1,298)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	1,306	1,423
Loss on disposition of property and equipment	6	0
Provision for uncollectable tuition	1,028	1,870
Noncash compensation expense	116	60
Deferred income taxes	9	6
Changes in assets and liabilities:
Student and other receivables	(1,614)	8,739
Prepaid and other current assets	476	453
Other assets	95	88
Income taxes receivable/payable	(958)	(933)
Accounts payable	(524)	(21)
Deferred income	(221)	(594)
Accrued and other liabilities	(526)	(1,310)
Other long-term liabilities	(201)	(159)

Net cash flows (used in) provided by operating activities	(3,047)	8,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(2,244)	(1,416)
Proceeds from sale of available for sale investments	248	1,889
Purchases of property and equipment	(634)	(128)
Course development	(203)	(41)
Payments received on contract for deed	1	1
Other	(1)	2

Net cash flows (used in) provided by investing activities	(2,833)	307

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(66)	(57)
Purchase of treasury stock	(2)	(87)
Dividends paid	(1,085)	(1,134)

Net cash flows used in financing activities	(1,153)	(1,278)

		(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(In thousands)

	Three Months Ended
	August 31,	August 31,
	2016	2015

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(7,033)	$7,353

CASH AND CASH EQUIVALENTS — Beginning of year	21,713	23,300

CASH AND CASH EQUIVALENTS — End of period	$14,680	$30,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash received for income taxes	$(42)	$(152)
Cash paid for interest	$215	$219
Property and equipment purchases included in accounts payable	$447	$1
Dividends declared and unpaid at August 31, 2016 and 2015	$1,092	$1,040

		(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND AUGUST 31, 2015
(In thousands, except share and per share amounts)

1.
STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION
The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2016, was derived from the audited consolidated financial statements for the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Annual Report Form 10-K for the year ended May 31, 2016, filed on August 5, 2016. Furthermore, the results of operations and cash flows for the three month periods ended August 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by U.S. GAAP.

Unless the context otherwise requires, the terms “we”, “us”, “our” and the “Company” used throughout this document refer to National American University Holdings, Inc. and its wholly owned subsidiary, Dlorah, Inc., which owns and operates National American University, sometimes referred to as “NAU” or the “University”, and Fairway Hills.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard was implemented for the Company’s fiscal year ending May 31, 2017, and did not have a significant impact on the Company’s condensed consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires reevaluation of all legal entities under a revised consolidation model. The standard specifically affects limited partnerships and similar legal entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination, and certain investment funds. This standard is effective for the Company’s fiscal year 2017 in the first quarter ended August 31, 2016. The Company reassessed its relationship with Fairway Hills Section III Partnership and made no change to the resulting variable interest entity determination.
In November 2015, The FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which no longer requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, deferred tax liabilities and assets will be classified as noncurrent. Under this amendment, deferred tax liabilities and assets would be offset and presented as a single amount. For public business entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. Early adoption of the amendments is permitted and may either be applied prospectively or retrospectively. The Company has elected early adoption and implemented the accounting update for the Company’s fiscal year 2017 in the first quarter ended August 31, 2016. The retrospective change resulted in reclassifying $2,621 of current deferred tax assets and $(2,190) of long-term deferred tax liabilities to a net $431 deferred tax asset for the year ended May 31, 2016.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses written aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard will be effective for the Company’s fiscal year ending 2019 in the first quarter ending August 31, 2018. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. The standard will be effective for the Company’s fiscal year ending 2020 in the first quarter ending August 31, 2019. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of share-based accounting. Specifically, the standard (1) requires all excess tax benefits and deficiencies to be recognized as income tax expense/benefit in the income statement as discrete items in the reporting period in which they occur, with no charges to additional paid-in capital; (2) requires excess tax benefits to be classified as operating cash flows; (3) allows an accounting election to account for forfeitures when they occur, instead of maximum statutory tax rates in the applicable jurisdictions; (5) clarifies that the cash paid by an employer to taxing authorities when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the cash flow statement. This standard will be effective for the Company’s fiscal year ending 2018, in the first quarter ending August 31, 2017. The Company is currently evaluating and has not yet determined the impact implementation will have on the consolidated financial statements.

4.
CONSTRUCTION IN PROGRESS
In June and July 2016, Dlorah, Inc. entered into construction contracts totaling approximately $4.7 million on a 24-unit apartment building and a new administrative building. Construction will be funded through operations and is expected to be complete in June 2017. Total construction in progress included in property and equipment on the condensed consolidated balance sheet at August 31, 2016 is approximately $1.2 million.

5.
STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 24,162,368 and 24,140,972 shares of common stock were outstanding as of August 31, 2016 and May 31, 2016, respectively. No shares of preferred stock or class A common stock were outstanding at August 31, 2016 and May 31, 2016.

Stock-Based Compensation
At August 31, 2016, the Company had 890,760 shares available for future grants under its stock-based compensation plans. The Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. In addition, the Company settles a portion of the compensation of the Chief Executive Officer in stock, which totaled $27 for the quarter ended August 31, 2016. Other executive compensation for the same quarter totaled $28. These issuances reduce the shares available for future grants under the plans.

Restricted stock
The Company has 40,485 non-vested restricted stock shares with a weighted average grant date fair value of $2.47 per share outstanding at August 31, 2016. Unrecognized compensation expense associated with these shares totals $10 with a remaining amortization life of 0.4 years. There were no restricted stock awards granted nor any restricted stock shares vested during the quarter ended August 31, 2016. Stock compensation expense totaling $25 was recorded in the condensed consolidated statements of operations and comprehensive income during the quarter ended August 31, 2016.

Performance-based restricted stock units
During the quarter ended August 31, 2016, the Company issued 281,250 performance based restricted stock units (“RSUs”) with a weighted average grant date fair value of $1.93 per share. All RSUs issued remain outstanding at August 31, 2016. Up to 100% of the RSUs issued will vest on May 31, 2017, based on the annual operating income attained during the 2017 fiscal year. Unrecognized compensation expense associated with these shares totals $507 with a remaining amortization life of 0.7 years. Stock compensation expense totaling $36 was recorded in the condensed consolidated statements of operations and comprehensive income during the quarter ended August 31, 2016.

Stock options
The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option pricing model. The Company recognizes the expense for grants of stock options on a straight-line basis in the consolidated statements of operations as operating expense based on their fair value over the requisite service period.
There were no stock options issued or exercised in the quarter ended August 31, 2016. Stock options for 13,000 shares of common stock with a weighted average exercise price of $5.67 were forfeited during the quarter ended August 31, 2016. At August 31, 2016, stock options for 179,350 shares were outstanding and exercisable with a weighted average exercise price of $4.00 and a weighted average remaining life of 8.2 years. There was no intrinsic value associated with the stock options at August 31, 2016.

Dividends
The following table presents details of the Company’s fiscal 2017 and 2016 dividend payments:

Date declared	Record date	Payment date	Per share
April 13, 2015	June 30, 2015	July 10, 2015	$0.0,450
August 10, 2015	September 30, 2015	October 9, 2015	$0.0,450
October 5, 2015	December 31, 2015	January 15, 2016	$0.0,450
January 23, 2016	March 31, 2016	April 8, 2016	$0.0,450
April 4, 2016	June 30, 2016	July 8, 2016	$0.0,450
August 8, 2016	September 30, 2016	(est) October 7, 2016	$0.0,450

6.
INCOME TAXES
The Company’s effective tax rate was 32.7% for the three months ended August 31, 2016 as compared to 37.4% for the corresponding period in 2015. The effective rate varies from the statutory rate primarily due to the fluctuation in state income taxes as a result of the Company’s net loss position and nondeductible meals.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:
	Three months ended
	August 31,
	2016	2015
Numerator:
Net loss attributable to National American University Holdings, Inc.	$(2,056)	$(1,309)
Denominator:
Weighted average shares outstanding used to compute basic net income per
common share	24,114,294	25,190,039
Incremental shares issuable upon the assumed exercise of stock options	-	-
Incremental shares issuable upon the assumed exercise of restricted shares	-	-
Common shares used to compute diluted net income per share	24,114,294	25,190,039
Basic net loss per common share	$(0.09)	$(0.05)

Diluted net loss per common share	$(0.09)	$(0.05)

A total of 179,350 and 69,875 shares of common stock subject to issuance upon exercise of stock options for the three months ended August 31, 2016 and 2015, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 181,110 and 42,155 shares of common stock subject to vesting of restricted stock for the three months ended August 31, 2016 and 2015, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

9.
FAIR VALUE MEASUREMENTS
The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair Value

August 31, 2016
Investments:
Certificates of deposit	$-	$4,121	$-	$4,121
US treasury bills and notes	1,996	-	-	1,996
Money market accounts included in cash equivalents	46	-	-	46
Total assets at fair value	$2,042	$4,121	$-	$6,163

May 31, 2016
Investments:
Certificates of deposit	$-	$4,117	$-	$4,117
Money market accounts included in cash equivalents	38	-	-	38
Total assets at fair value	$38	$4,117	$-	$4,155

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

U.S. treasury bills and notes: U.S. treasury bills and notes are traded with sufficient frequency and volume to enable us to obtain pricing information on a consistent basis. As such, the Company classifies these investments as level 1.

Fair value of financial instruments: The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, receivables, payables, and capital lease payables. The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments. CD’s and money market accounts are recorded at fair values as indicated in the preceding disclosures. The estimated fair value of the capital lease obligations is $11,786 and $11,852 at August 31, 2016 and May 31, 2016, respectively, which approximates book value.

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

	Three months ended August 31, 2016			Three months ended August 31, 2015
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$19,438	$0	$19,438	$22,658	$0	$22,658
Auxiliary revenue	1,394	0	1,394	1,716	0	1,716
Rental income — apartments	0	298	298	0	275	275
Total revenue	20,832	298	21,130	24,374	275	24,649
Operating expenses:
Cost of educational services	6,468	0	6,468	6,296	0	6,296
Selling, general &administrative	16,118	364	16,482	18,625	378	19,003
Auxiliary expense	1,049	0	1,049	1,266	0	1,266
Loss on disposition of
property	6	0	6	0	0
Total operating expenses	23,641	364	24,005	26,187	378	26,565
Loss from operations	(2,809)	(66)	(2,875)	(1,813)	(103)	(1,916)
Other income (expense):
Interest income	21	1	22	18	1	19
Interest expense	(214)	0	(214)	(219)	0	(219)
Other income - net	(10)	47	37	0	42	42
Total other (expense) income	(203)	48	(155)	(201)	43	(158)
Loss before taxes	$(3,012)	$(18)	$(3,030)	$(2,014)	$(60)	$(2,074)

	As of August 31, 2016			As of August 31, 2015
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$55,694	$8,688	$64,382	$73,517	$8,540	$82,057

11.
SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date through the date the consolidated financial statements were available to be issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on August 5, 2016 and its other filings with the SEC. The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.

Background

National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning, offering associate, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. As of August 31, 2016, our operations had 37 locations, including educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas, a distance learning service center in Texas and distance learning operations and central administration offices in Rapid City, South Dakota.

We continue to assist students impacted by schools that have closed or have announced that they are discontinuing enrollments.  Over the past year, NAU has enrolled students from other institutions where students have been unable to complete their education.  We have worked closely with these institutions and new enrollees to highlight our academic programs and the commitment we have to our students' success.  This quarter, we entered into a Memorandum of Understanding (MOU) with Brown Mackie, and we are currently enrolling ITT students who wish to complete their degree with NAU. In addition, we are accepting enrollments from students at Canadian institutions as we continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of various Canadian regulatory authorities. We are also making progress on the development of the infrastructure for NAU’s new online recruitment center in Albuquerque, New Mexico.

As of August 31, 2016, NAU had 1,260 students enrolled at its physical locations, 4,580 students for its online programs, and 992 students that attended physical campus hybrid learning locations and also took classes online. NAU supports the instruction of approximately 2,100 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in- house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1% of our revenues for the quarter ended August 31, 2016. The company is currently constructing a 24-unit luxury apartment complex, expected to be completed in June 2017.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the three months ended August 31, 2016, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue for the three months ended August 31, 2016 came from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and services are performed.

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

We record deferred income for prepaid academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of revenues for the three months ended August 31, 2016 and 2015 were 4.9% and 7.6%, respectively.

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

The following chart is a summary of our student enrollment on August 31, 2016 and 2015, by degree type and by instructional delivery method:

	August 31, 2016 (Summer '17 Qtr)		August 31, 2015 (Summer '16 Qtr)
	Number of Students	% of Total	Number of Students	% of Total	% Change for same quarter over prior year

Continuing Ed	254	3.7%	116	1.4%	119.0%
Doctoral	80	1.2%	77	0.9%	3.9%
Graduate	312	4.6%	242	3.0%	28.9%
Undergraduate and Diploma	6,186	90.5%	7,704	94.7%	-19.7%
Total	6,832	100.0%	8,139	100.0%	-16.1%

On-Campus	1,260	18.4%	1,326	16.3%	-5.0%
Online	4,580	67.0%	5,608	68.9%	-18.3%
Hybrid	992	14.5%	1,205	14.8%	-17.7%
Total	6,832	100.0%	8,139	100.0%	-16.1%

The combined enrollment in the continuing education, doctoral and graduate programs increased 48.5% in the summer term 2016 as compared to the summer term 2015. However, the undergraduate and diploma programs decreased 19.7% due to lower market demand among our targeted student demographic. The overall 16.1% decline in enrollment was across all course delivery methods. We believe our investment to expand academic programming and our strategic plan will be critical in returning to the growth and results of operations that we have seen over the recent years.

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

Results of Operations — Three Months Ended August 31, 2016 Compared to Three Months Ended August 31, 2015 National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended August 31, 2016 in percentages	Three Months Ended August 31, 2015 in percentages
Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	30.6	25.6
Selling, general and administrative	78.0	77.1
Auxiliary expense	5.0	5.1
Loss on disposition of property	0.0	0.0
Total operating expenses	113.6	107.8
Operating (loss)	(13.6)	(7.8)
Interest income	0.1	0.1
Interest expense	(1.0)	(0.9)
Other income - net	0.2	0.2
(Loss) before income taxes	(14.3)	(8.4)
Income tax benefit	4.7	3.1
Net income attributable to non-controlling interest	(0.1)	0.0
Net (loss) attributable to the Company	(9.7)	(5.3)

For the three months ended August 31, 2016, our total revenue was $21.1 million, a decrease of $3.5 million or 14.2%, as compared to total revenue of $24.6 million for the same period in 2015. The change was primarily due to a decrease in enrollments of 16.1% for the three months ended August 31, 2016 over the prior year due to lower market demand among our targeted student demographic. Our revenue for the three months ended August 31, 2016 consisted of $20.8 million from our NAU operations and $0.3 million from our other operations.

Total operating expenses were $24.0 million or 113.6% of total revenue for the three months ended August 31, 2016, which is a decrease of $2.6 million compared to the same period in 2015. Loss from operations was $2.9 million or (13.6)% of total revenue for the three months ended August 31, 2016, which is an increase of $1.0 million compared to the loss from operations for same period in 2015. Net loss attributable to the Company was $2.1 million or (9.7)% of total revenue for the three months ended August 31, 2016 as compared to a net loss of $1.3 million or (5.3)% of total revenue for the three months ended August 31, 2015.

Net loss attributable to the Company for the three months ended August 31, 2016 increased by $0.7 million as compared to the same period in 2015 due to $3.5 million lower revenue, a $0.2 million increase in educational services all of which are partially offset by a $2.5 million decrease in selling, general and administrative expenses from continued cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended August 31, 2016 in percentages	Three Months Ended August 31, 2015 in percentages
Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	31.0	25.8
Selling, general and administrative	77.4	76.4
Auxiliary expense	5.0	5.2
Loss on disposition of property	0.0	0.0
Total operating expenses	113.5	107.4
Operating (loss) income	(13.5)	(7.4)
Interest income	0.1	0.0
Interest expense	(1.0)	(0.9)
Other income - net	(0.0)	0.0
(Loss) income before income taxes and non-controlling interest	(14.5)	(8.3)

Total revenue. The total revenue for NAU for the three months ended August 31, 2016 was $20.8 million, a decrease of $3.5 million or 14.4% as compared to total revenue of $24.3 million for the same period in 2015. The decrease was primarily due to the enrollment decrease of 16.1% for the three months ended August 31, 2016 as compared to the same period in 2015, partially offset by a 2.5% tuition increase. The enrollment decrease is due to lower market demand among our targeted student demographic resulting, in part, from the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the three months ended August 31, 2016 was $19.4 million, a decrease of $3.3 million or 14.5%, as compared to academic revenue of $22.7 million for the same period in 2015. The decrease was primarily due to lower enrollments over the prior year. Auxiliary revenue for the three months ended August 31, 2016 was $1.4 million, a decrease of $0.3 million or 17.6%, as compared to auxiliary revenue of $1.7 million for the same period in 2015. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the three months ended August 31, 2016 increased $0.2 million, to $6.5 million in the current year quarter as compared to $6.3 million for the same period in 2015. The educational services expense as a percentage of total revenue for the three months ended August 31, 2016, was31.0%, as compared to 25.8% for the same period in 2015. The agreements we made with other universities which are no longer enrolling students gave us the opportunity to offer new programs to our current and incoming students. Faculty and other staff were hired to support these programs, which will benefit current and anticipated enrollments in future quarters. This accounts for a significant portion of the percentage increase.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the three months ended August 31, 2016, was 77.4%, as compared to 76.4% for the same period in 2015. The selling, general and administrative expenses for the three months ended August 31, 2016 were $16.1 million, a decrease of $2.5 million, or 13.5%, as compared to selling, general and administrative expenses of $18.6 million for the same period in 2015. The decrease was primarily due to $0.8 million reduction in bad debt expense, $0.7 million reduction in labor costs and $0.4 million in other admissions expenses. We continue to work to identify cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

Liquidity and Capital Resources

Liquidity. At August 31, 2016, and May 31, 2016, cash, cash equivalents and marketable securities were $20.8 million and $25.8 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in money market funds, certificates of deposit, and treasury bills. Of the amounts listed above, the marketable securities at August 31, 2016 and May 31, 2016 were $6.1 million and $4.1 million, respectively.

Based on our current operations and anticipated revenues, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion of physical locations and development of new programming, development of new hybrid learning centers and growth of our affiliate relationships. In addition, we plan to invest an additional amount total of approximately $4.2 million into a 24-unit luxury apartment complex in the fiscal year ending May 31, 2017.

Operating Activities. Net cash used in operating activities for the three months ended August 31, 2016 were $3.0 million compared to net cash provided by operating activities of $8.3 million for the three months ended August 31, 2015. This decrease in cash is primarily due to a decrease in net income and an increase in student accounts receivable, which is due to a timing difference in the receipt of Title IV funding; a reduction in the provision for uncollectable tuition and a decrease in accrued and other liabilities. The decrease in net income was largely the result of decreased enrollment. This enrollment reduction is due, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

Investing Activities. Net cash used in investing activities was $2.8 million for the three months ended August 31, 2016 as compared to $0.3 million provided by investing activities for the three months ended August 31, 2015. The increase in cash used in investing activities was due to $0.8 million of additional purchases of investments, a $1.6 million reduction in proceeds from sales of investments, and an additional $0.5 million of asset purchases primarily related to the 24 unit luxury apartment complex.

Financing Activities. Net cash used in financing activities was $1.2 million and $1.3 million for the three months ended August 31, 2016 and 2015 respectively. The decrease of $0.1 million is primarily due to a $0.1 million reduction in dividends paid.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2016 was disclosed in our fiscal year 2016 Annual Report on Form 10-K. During the three months ended August 31, 2016, there were no material changes to this previously disclosed information outside the ordinary course of business.

EBITDA

EBITDA consists of income attributable to the Company plus income (loss) from non-controlling interest, minus interest income, plus interest expense, plus income taxes, plus depreciation and amortization. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies and is therefore limited as a comparative measure. Furthermore, as an analytical tool, EBITDA has additional limitations, including that (a) it is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments; (b) it does not reflect changes in, or cash requirements for, our working capital needs; and (c) although depreciation and amortization are non- cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements, or future requirements for capital expenditures or contractual commitments. To compensate for these limitations, we evaluate our profitability by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of cash flows from operations and through the use of other financial measures.

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

The following table provides a reconciliation of net income attributable to the Company to EBITDA (In thousands):

	Three Months Ended
	August 31,
	2016	2015

Net (loss) attributable to the Company	$(2,056)	$(1,309)
(Loss) income attributable to non-controlling interest	17	11
Interest income	(22)	(19)
Interest expense	214	219
Income taxes	(991)	(776)
Depreciation and amortization	1,306	1,423
EBITDA	$(1,532)	$(451)

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three month period ended August 31, 2016. We increase tuition (usually once a year) to assist in offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At August 31, 2016, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 26, 2016, we received notice from the Department of Education that our official cohort default rate for federal fiscal year 2013 was 23.4%. Our official cohort default rates for federal fiscal years 2012 and 2011 were 20.8% and 21.4%, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Issuer Purchases of Equity Securities.

The following table summarizes shares of common stock the Company repurchased during the quarter ended August 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
June 1, 2016 through June 30, 2016	0		0
July 1, 2016 through July 31, 2016	0		0
August 1, 2016 through August 31, 2016	991	$2.30	0
Total Fiscal Quarter Ending August 31, 2016	991	$2.30	0	255,274

Outside of the repurchases discussed in (2) below, the remaining common stock as purchased by the Company were attributable to shares of common stock that were withheld to satisfy tax withholding obligations in connection with awards of common stock issued under National American University Holdings, Inc. 2009 Stock Option and Compensation Plan.

(1) On February 12, 2016, the Company announced that its Board of Directors authorized the Company to repurchase up to $500,000 worth of shares of its common stock in open market or privately negotiated transactions, at a price of $1.75 or less per share, for aggregate consideration not to exceed $500,000, to be implemented during a period of one year from the date the stock repurchase plan is announced to the public.

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

National American University Holdings, Inc. (Registrant)

Dated: September 30, 2016	By:	/s/Ronald L. Shape
Ronald L. Shape, Ed. D. Chief Executive Officer

By:	/s/ David K. Heflin
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