Form 10-Q
period 2016-11-30
National American University Holdings, Inc.
filed 2017-01-06
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes❑ No ☑

As of December 29, 2016, 24,224,924 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES INDEX

Page of Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheet as of November 30, 2016 and Condensed Consolidated Balance Sheet as of May 31, 2016	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended November 30, 2016 and November 30, 2015	5
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2016 and November 30, 2015	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2016 and November 30, 2015	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4.	CONTROLS AND PROCEDURES	27
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	28
ITEM 1A.	RISK FACTORS	28
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4.	MINE SAFETY DISCLOSURES	30
ITEM 5.	OTHER INFORMATION	30
ITEM 6.	EXHIBITS	30

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 2016 AND CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2016
(In thousands, except share and per share amounts)
	November 30,	May 31,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,599	$21,713
Available for sale investments	$9,104	$4,117
Student receivables — net of allowance of $1,041 and $723 at November 30, 2016 and
May 31, 2016, respectively	$2,945	$3,011
Other receivables	$217	$375
Income taxes receivable	$4,592	$2,780
Prepaid and other current assets	$2,291	$2,078
Total current assets	$29,748	$34,074
Total property and equipment - net	$31,157	$31,273
OTHER ASSETS:
Condominium inventory	$621	$621
Land held for future development	$229	$312
Course development — net of accumulated amortization of $3,182 and $3,051 at
November 30, 2016 and May 31, 2016, respectively	$1,076	$817
Deferred income taxes	$-	$431
Other	$756	$998
Total other assets	$2,682	$3,179
TOTAL	$63,587	$68,526

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$307	$285
Accounts payable	$3,582	$2,913
Dividends payable	$1,090	$1,090
Income taxes payable	$91	$110
Deferred income	$913	$1,649
Accrued and other liabilities	$6,344	$5,861
Total current liabilities	$12,327	$11,908
DEFERRED INCOME TAXES	$40	$-
OTHER LONG-TERM LIABILITIES	$4,296	$4,686
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	$11,410	$11,567
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,557,968 issued and
24,224,924 outstanding as of November 30, 2016; 28,472,129 issued and 24,140,972
outstanding as of May 31, 2016)	$3	$3
Additional paid-in capital	$59,012	$58,893
(Accumulated deficit) / Retained earnings	$(976)	$4,012
Treasury stock, at cost (4,333,044 shares at November 30, 2016 and 4,331,157
shares at May 31, 2016)	$(22,481)	$(22,477)
Accumulated other comprehensive loss, net of taxes - unrealized loss
on available for sale securities	$(7)	$(2)
Total National American University Holdings, Inc. stockholders' equity	$35,551	$40,429
Non-controlling interest	$(37)	$(64)
Total stockholders' equity	$35,514	$40,365
TOTAL	$63,587	$68,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(In thousands, except share and per share amounts)
	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
REVENUE:
Academic revenue	$39,714	$46,251	$20,276	$23,593
Auxiliary revenue	$2,808	$3,581	$1,414	$1,865
Rental income — apartments	$591	$556	$293	$281

Total revenue	$43,113	$50,388	$21,983	$25,739

OPERATING EXPENSES:
Cost of educational services	$12,965	$13,128	$6,497	$6,832
Selling, general and administrative	$31,907	$37,808	$15,425	$18,805
Auxiliary expense	$2,103	$2,663	$1,054	$1,397
Loss on disposition of property	$6	$63	$-	$63

Total operating expenses	$46,981	$53,662	$22,976	$27,097

OPERATING LOSS	$(3,868)	$(3,274)	$(993)	$(1,358)

OTHER INCOME (EXPENSE):
Interest income	$49	$44	$27	$25
Interest expense	$(428)	$(437)	$(214)	$(218)
Other income — net	$69	$88	$32	$46

Total other expense	$(310)	$(305)	$(155)	$(147)

LOSS BEFORE INCOME TAXES	$(4,178)	$(3,579)	$(1,148)	$(1,505)

INCOME TAX BENEFIT	$1,397	$1,111	$406	$335

NET LOSS	$(2,781)	$(2,468)	$(742)	$(1,170)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING	$(27)	$(19)	$(10)	$(8)
INTEREST

NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN
UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	$(2,808)	$(2,487)	$(752)	$(1,178)

OTHER COMPREHENSIVE LOSS — Unrealized losses on investments, net of tax	$(5)	$(3)	$(9)	$(2)
Income tax benefit related to items of other comprehensive loss

COMPREHENSIVE LOSS ATTRIBUTABLE TO
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(2,813)	$(2,490)	$(761)	$(1,180)

Basic net loss attributable to National	$(0.12)	$(0.10)	$(0.03)	$(0.05)
American University Holdings, Inc.
Diluted net loss attributable to National	$(0.12)	$(0.10)	$(0.03)	$(0.05)
American University Holdings, Inc.
Basic weighted average shares outstanding	24,131,231	25,177,155	24,148,355	25,164,128
Diluted weighted average shares outstanding	24,131,231	25,177,155	24,148,355	25,164,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(In thousands, except share and per share amounts)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
	Common	Additional paid-in	Retained	Treasury	Accumulated other comprehensive	Non-controlling	Total stockholders'
	stock	capital	earnings	stock	loss	interest	equity

Balance - May 31, 2015	$3	$58,336	$13,751	$(19,455)	$(1)	$(108)	$52,526
Purchase of 1,022,281 shares
common stock for the treasury	$-	$-	$-	$(2,510)	$-	$-	$(2,510)
Share based compensation expense	$-	$356	$-	$-	$-	$-	$356
Dividends declared ($0.045 per share)	$-	$-	$(2,228)	$-	$-	$-	$(2,228)
Net (loss) income	$-	$-	$(2,487)	$-	$-	$19	$(2,468)
Other comprehensive loss, net of tax	$-	$-	$-	$-	$(3)	$-	$(3)
Balance - November 30, 2015	$3	$58,692	$9,036	$(21,965)	$(4)	$(89)	$45,673

Balance - May 31, 2016	$3	$58,893	$4,012	$(22,477)	$(2)	$(64)	$40,365
Purchase of 1,887 shares common
stock for the treasury	$-	$-	$-	$(4)	$-	$-	$(4)
Share based compensation expense	$-	$119	$-	$-	$-	$-	$119
Dividends declared ($0.045 per share)	$-	$-	$(2,180)	$-	$-	$-	$(2,180)
Net (loss) income	$-	$-	$(2,808)	$-	$-	$27	$(2,781)
Other comprehensive loss, net of tax	$-	$-	$-	$-	$(5)	$-	$(5)
Balance - November 30, 2016	$3	$59,012	$(976)	$(22,481)	$(7)	$(37)	$35,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(In thousands)

	Six Months Ended
	November 30,	November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,781)	$(2,468)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	2,597	2,843
Loss on disposition of property and equipment	6	63
Provision for uncollectable tuition	1,888	3,160
Noncash compensation expense	119	356
Deferred income taxes	471	35
Changes in assets and liabilities:
Student and other receivables	(1,664)	5,744
Prepaid and other current assets	(213)	(300)
Condominium inventory	-	(236)
Other assets	195	135
Income taxes receivable/payable	(1,831)	(2,572)
Accounts payable	171	(192)
Deferred income	(736)	(671)
Accrued and other liabilities	480	(1,514)
Other long-term liabilities	(390)	(319)

Net cash flows (used in) provided by operating activities	(1,688)	4,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(5,984)	(3,648)
Proceeds from sale of available for sale investments	992	3,632
Purchases of property and equipment	(1,775)	(417)
Proceeds from sale of property and equipment	-	4
Course development	(390)	(99)
Payments received on contract for deed	3	3
Other	47	14

Net cash flows used in investing activities	(7,107)	(511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(135)	(115)
Purchase of treasury stock	(4)	(2,510)
Dividends paid	(2,180)	(2,267)

Net cash flows used in financing activities	(2,319)	(4,892)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(11,114)	$(1,339)

CASH AND CASH EQUIVALENTS — Beginning of year	21,713	23,300

CASH AND CASH EQUIVALENTS — End of period	$10,599	$21,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash (received) paid for income taxes	$(37)	$1,426
Cash paid for interest	$428	$437
Property and equipment purchases included in accounts payable	$561	$175
Dividends declared and unpaid at Novemeber 30, 2016 and 2015	$1,090	$1,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

.
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2016 AND NOVEMBER 30, 2015
(In thousands, except share and per share amounts)

1.
STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION
The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2016, was derived from the audited consolidated financial statements for the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Annual Report Form 10-K for the year ended May 31, 2016, filed on August 5, 2016. Furthermore, the results of operations and cash flows for the six month periods ended November 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by U.S. GAAP.

Unless the context otherwise requires, the terms “we”, “us”, “our” and the “Company” used throughout this document refer to National American University Holdings, Inc. and its wholly owned subsidiary, Dlorah, Inc., which owns and operates National American University and Fairway Hills.

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

2.
NATURE OF OPERATIONS
The Company owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, masters and doctoral degree programs in allied health, legal studies, education, business, accounting and information technology. The Company, through Fairway Hills, also manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard was effective for the Company’s fiscal year 2017 in the first quarter ended August 31, 2016. The implementation of this standard did not have a significant impact on the Company’s condensed consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires reevaluation of all legal entities under a revised consolidation model. The standard specifically affects limited partnerships and similar legal entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination, and certain investment funds. This standard was effective for the Company’s fiscal year 2017 in the first quarter ended August 31, 2016. The Company reassessed its relationship with Fairway Hills Section III Partnership and made no change to the resulting variable interest entity determination.
In November 2015, The FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which no longer requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, deferred tax liabilities and assets will be classified as noncurrent. Under this amendment, deferred tax liabilities and assets would be offset and presented as a single amount. For public business entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. Early adoption of the amendments is permitted and may be applied prospectively or retrospectively. The Company has elected early adoption and implemented the accounting update for the Company’s fiscal year 2017 in the first quarter ended August 31, 2016. The retrospective change resulted in reclassifying $2,621 of current deferred tax assets and $(2,190) of long-term deferred tax liabilities to a net $431 deferred tax asset for the year ended May 31, 2016.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchased by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. The standard will be effective for the Company’s fiscal year ending 2020 in the first quarter ending August 31, 2019. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.
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

4.
CONSTRUCTION IN PROGRESS
In June and July 2016, Dlorah, Inc. entered into construction contracts totaling approximately $4.7 million on a 24-unit apartment building and a new administrative building. Construction will be funded through operations and is expected to be complete in June 2017. Total construction in progress included in property and equipment on the condensed consolidated balance sheet at November 30, 2016 is approximately $1.9 million.

5.
STOCKHOLDERS’ EQUITY
The authorized capital stock for the Company is 51,100,000, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 24,224,924 and 24,140,972 shares of common stock were outstanding as of November 30, 2016 and May 31, 2016, respectively. No shares of preferred stock or class A common stock were outstanding at November 30, 2016 and May 31, 2016, respectively.

Stock-Based Compensation
In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. A total of 1,300,000 shares were authorized by the Plan. At November 30, 2016, 347,059 shares of common stock remain available for issuance under the Plan.
In October 2013, the Company’s Board of Directors adopted the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan. At November 30, 2016, 468,750 shares of common stock remain available for issuance under the 2013 Plan.
In addition, the Company settles a portion of the compensation of certain employees in stock, which totaled $40 and $71 for the three and six months ended November 30, 2016. These issuances reduce the shares available for future grants under the plans.

Restricted stock
During the three months ended November 30, 2016, the Company awarded 46,945 restricted stock awards with time based vesting at a grant date fair value of $1.96 per share to members of the board of directors. Shares vest one year from the grant date and require board service for the entire year.

Compensation expense in the condensed consolidated statements of operations and comprehensive income associated with restricted stock awards totaled $20 and $45 respectively, for the three and six month periods ended November 30, 2016. At November 30, 2016, the unamortized compensation cost of these restricted stock awards totaled $82. The unamortized cost is expected to be recognized over a weighted-average period of 0.9 years as of November 30, 2016.

A summary of restricted share awards activity as of November 30, 2016 and the changes during the six months then ended is presented below:

		Weighted
		Average
		Grant Date
Restricted Shares	Shares	Fair Value
Non-vested shares at May 31, 2016	40,485	$2.47
Granted	46,945	1.96
Vested	(40,485)	2.47
Forfeited	0	0
Non-vested shares at November 30, 2016	46,945	$1.96

Performance-based restricted stock units
During the quarter ended August 31, 2016, the Company issued 281,250 performance based restricted stock units (“RSUs”) with a weighted average grant date fair value of $1.93 per share. All RSUs issued remain outstanding at November 30, 2016. Up to 100% of the RSUs issued will vest on May 31, 2017, based on the annual operating income attained during the 2017 fiscal year. Stock compensation expense totaling $36 recorded during the three months ended August 31, 2016 was reversed in the condensed consolidated statements of operations and comprehensive income during the quarter ended November 30, 2016 as the Company currently believes the required annual operating income will not be attained.

Stock options
During the three months ended November 30, 2016, the Company granted stock options to purchase 12,500 shares of stock at an exercise price of $1.96 per share. 50% of the stock options vested on the issuance date and the remaining 50% vests at the end of the current fiscal year. The following assumptions were used to determine fair value of the stock options awarded:

Assumptions used:	For the three and six months ended November 30, 2016
Expected volatility	50.65%
Weighted average risk free interest rate	1.37%
Weighted average risk free interest rate range	1.37%
Weighted average expected dividend	8.6%
Weighted average expected dividend range	8.6%
Weighted average fair value	$0.41

A summary of option activity under the Plan as of November 30, 2016 and changes during the six months then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at May 31, 2016	192,350	$4.11	8.4	$0
Granted	12,500	1.96
Exercised	0	0
Forfeited or canceled	(14,000)	5.8
Outstanding at November 30, 2016	190,850	$3.85	8.1	$0.4
Exercisable at November 30, 2016	184,600	$3.91	8	$0.2

The Company recorded compensation expense for the stock options of $3 for the three and six month periods ended November 30, 2016, in the condensed consolidated statements of operations and comprehensive income. As of November 30, 2016, there was $2 of unrecognized compensation cost related to unvested stock option based compensation arrangements under the Plan to be amortized over 0.5 years.

Dividends
The following table presents details of the Company’s fiscal 2017 and 2016 dividend payments:

Date declared	Record date	Payment date	Per share
April 13, 2015	June 30, 2015	July 10, 2015	$0.0450
August 10, 2015	September 30, 2015	October 9, 2015	$0.0450
October 5, 2015	December 31, 2015	January 15, 2016	$0.0450
January 23, 2016	March 31, 2016	April 8, 2016	$0.0450
April 4, 2016	June 30, 2016	July 8, 2016	$0.0450
August 8, 2016	September 30, 2016	October 7, 2016	$0.0450
October 3, 2016	December 31, 2016	(est) January 13, 2017	$0.0450

6.
INCOME TAXES
The Company’s effective tax rate was 33.4% for the six months ended November 30, 2016 as compared to 31.0% for the corresponding period in 2015. The effective rate varies from the statutory rate primarily due to the fluctuation in state income taxes as a result of the Company’s net loss position and nondeductible meals.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Numerator:
Net (loss) income attributable to National American University Holdings, Inc.	$(2,808)	$(2,487)	$(752)	$(1,178)
Denominator:
Weighted average shares outstanding used to compute basic net income per
common share	24,131,231	25,177,155	24,148,355	25,164,128
Incremental shares issuable upon the assumed exercise of stock options	-	-	-	-
Incremental shares issuable upon the assumed vesting of restricted shares	-	-	-	-
Common shares used to compute diluted net income per share	24,131,231	25,177,155	24,148,355	25,164,128
Basic net (loss) income per common share	$(0.12)	$(0.10)	$(0.03)	$(0.05)
Diluted net (loss) income per common share	$(0.12)	$(0.10)	$(0.03)	$(0.05)

A total of 190,850 and 213,350 shares of common stock subject to issuance upon exercise of stock options for the three and six months ended November 30, 2016 and November 30, 2015, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 328,195 and 82,640 shares of common stock subject to vesting of restricted shares for the three and six months ended November 30, 2016 and November 30, 2015, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

8.
COMMITMENTS AND CONTINGENCIES
From time to time, the Company is a party to various claims, lawsuits or other proceedings relating to the conduct of its business. Although the outcome of litigation cannot be predicted with certainty and some claims, lawsuits or other proceedings may be disposed of unfavorably, management believes, based on facts presently known, that the outcome of such legal proceedings and claims, lawsuits or other proceedings will not have a material effect on the Company’s consolidated financial position, cash flows or future results of operations.

9.
FAIR VALUE MEASUREMENTS
The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair Value

November 30, 2016
Investments:
Certificates of deposit	$-	$4,115	$-	$4,115
US treasury bills and notes	4,989	-	-	4,989
Money market accounts included in cash equivalents	54	-	-	54
Total assets at fair value	$5,043	$4,115	$-	$9,158

May 31, 2016
Investments:
Certificates of deposit	$-	$4,117	$-	$4,117
Money market accounts included in cash equivalents	38	-	-	38
Total assets at fair value	$38	$4,117	$-	$4,155

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

Fair value of financial instruments: The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, US treasury bills and notes, receivables, payables, and capital lease payables. The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments. CD’s, money market accounts and US treasury bills and notes are recorded at fair values as indicated in the preceding disclosures. The estimated fair value of the capital lease obligations is $11,717 and $11,852 at November 30, 2016 and May 31, 2016, respectively, which approximates book value.

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

	Six months ended November 30, 2016			Six months ended November 30, 2015
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$39,714	$-	$39,714	$46,251	$-	$46,251
Auxiliary revenue	2,808	-	2,808	3,581	-	3,581
Rental income — apartments	-	591	591	-	556	556
Total revenue	42,522	591	43,113	49,832	556	50,388
Operating expenses:
Cost of educational services	12,965	-	12,965	13,128	-	13,128
Selling, general & administrative	31,175	732	31,907	37,035	773	37,808
Auxiliary expense	2,103	-	2,103	2,663	-	2,663
Loss (gain) on disposition of
property	6	-	6	67	(4)	63
Total operating expenses	46,249	732	46,981	52,893	769	53,662
Loss from operations	(3,727)	(141)	(3,868)	(3,061)	(213)	(3,274)
Other income (expense):
Interest income	36	13	49	39	5	44
Interest expense	(428)	-	(428)	(437)	-	(437)
Other (expense) income - net	(25)	94	69	-	88	88
Total other (expense) income	(417)	107	(310)	(398)	93	(305)
Loss before taxes	$(4,144)	$(34)	$(4,178)	$(3,459)	$(120)	$(3,579)

	As of November 30, 2016			As of November 30, 2015
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$52,140	$11,447	$63,587	$68,435	$8,760	$77,195

	Three months ended November 30, 2016			Three months ended November 30, 2015
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$20,276	$-	$20,276	$23,593	$-	$23,593
Auxiliary revenue	1,414	-	1,414	1,865	-	1,865
Rental income — apartments	-	293	293	-	281	281
Total revenue	21,690	293	21,983	25,458	281	25,739
Operating expenses:
Cost of educational services	6,497	-	6,497	6,832	-	6,832
Selling, general &administrative	15,057	368	15,425	18,410	395	18,805
Auxiliary expense	1,054	-	1,054	1,397	-	1,397
Loss (gain) on disposition of
property	-	-	-	67	(4)	63
Total operating expenses	22,608	368	22,976	26,706	391	27,097
Loss from operations	(918)	(75)	(993)	(1,248)	(110)	(1,358)
Other income (expense):
Interest income	15	12	27	21	4	25
Interest expense	(214)	-	(214)	(218)	-	(218)
Other (expense) income - net	(15)	47	32	-	46	46
Total other (expense) income	(214)	59	(155)	(197)	50	(147)
Loss before taxes	$(1,132)	$(16)	$(1,148)	$(1,445)	$(60)	$(1,505)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with accepting students from closed educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on August 5, 2016 and its other filings with the SEC. The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.

Background

National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning, offering associate, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. As of November 30, 2016, our operations had 37 locations, including educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas, a distance learning service center in Texas and distance learning operations and central administration offices in Rapid City, South Dakota. In addition, the Company has facilities for serving students at a Naval Base in Georgia, Lone Star Community College and South Texas Community College.

We continue to assist students impacted by schools that have closed or have announced that they are discontinuing enrollments.  Over the past year, NAU has enrolled students from other institutions where students have been unable to complete their education.  We have worked closely with these institutions and new enrollees to highlight our academic programs and the commitment we have to our students’ success.  This quarter we entered into agreements with institutions to facilitate degree completion for their students. These institutions vary in size, programmatic offerings and geographic locations. These agreements are unique by institution, and include teach-out and transfer agreements. In summary, these agreements stipulate how students will be admitted to NAU’s academic programs if they choose, how their credits will transfer, what services will be available to these students, and at what location(s) the degree programs will be offered. Finally, we are accepting enrollments from students at Canadian institutions as we continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of various Canadian regulatory authorities.

As of November 30, 2016, NAU had 1,357 students enrolled at its physical locations, 4,879 students for its online programs, and 1,004 students that attended physical campus hybrid learning locations and also took classes online. NAU supports the instruction of approximately 2,822 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of renting and selling apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1% of our revenues for the quarter ended November 30, 2016. The company is currently constructing a 24-unit luxury apartment complex, expected to be completed in June 2017.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the six months ended November 30, 2016, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and services are performed and is recorded net of any applicable sales tax.

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

We record deferred income for prepaid academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Bad debt expenses as a percentage of revenues for the six months ended November 30, 2016 and 2015 were 4.4% and 6.3%, respectively.

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

The following chart is a summary of our student enrollment on November 30, 2016 and 2015, by degree type and by instructional delivery method.

	November 30, 2016 (Fall '17 Qtr)		November 30, 2015 (Fall '16 Qtr)
	Number of Students	% of Total	Number of Students	% of Total	% Change for same quarter over prior year

Continuing Ed	300	4.1%	278	3.4%	7.9%
Doctoral	110	1.5%	77	0.9%	42.9%
Graduate	359	5.0%	280	3.4%	28.2%
Undergraduate and Diploma	6,471	89.4%	7,614	92.3%	-15.0%
Total	7,240	100.0%	8,249	100.0%	-12.2%

On-Campus	1,357	18.7%	1,433	17.4%	-5.3%
Online	4,879	67.4%	5,572	67.5%	-12.4%
Hybrid	1,004	13.9%	1,244	15.1%	-19.3%
Total	7,240	100.0%	8,249	100.0%	-12.2%

The combined enrollment in the continuing education, doctoral and graduate programs increased 21.1% in the fall term 2016 as compared to the fall term 2015. However, the undergraduate and diploma programs decreased 15.0% due to lower market demand among our targeted student demographic. The overall 12.2% decline in enrollment was across all course delivery methods. We believe our investment to expand academic programming and our strategic plan will be critical in returning to growth in results of operations.

We plan to continue expanding and developing our academic programming focusing at our approximately three dozen existing locations where we anticipate future demand and to potentially make acquisitions. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate positive enrollment trends over time. Our ability to maintain or increase enrollment will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which we are able to increase enrollment will be correlated with the opening of additional physical locations, the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through acquisitions.

We continue to assist students impacted by schools that have closed or have announced that they are discontinuing enrollments.  Over the past year, NAU has enrolled students from other institutions where students have been unable to complete their education.  We have worked closely with these institutions and new enrollees to highlight our academic programs and the commitment we have to our students’ success.  These institutions vary in size, programmatic offerings and geographic locations. These agreements are unique by institution, and include teach-out and transfer agreements. In addition, we are accepting enrollments from students at Canadian institutions as we continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of various Canadian regulatory authorities.

Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expense, the cost of condominium sales, and the gain/loss on disposition of property and equipment. Cost of educational services expenses contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the student service positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, expenses related to expansion and development of academic programs and physical locations, as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property and equipment expense records the cost incurred or income received in the disposal of assets that are no longer used by us.

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

Results of Operations — Six Months Ended November 30, 2016 Compared to Six Months Ended November 30, 2015

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended November 30, 2016 in percentages	Six Months Ended November 30, 2015 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	30.1	26.1
Selling, general and administrative	74.0	75.0
Auxiliary expense	4.9	5.3
Loss on disposition of property	0.0	0.1
Total operating expenses	109.0	106.5
Operating (loss)	(9.0)	(6.5)
Interest income	0.1	0.1
Interest expense	(1.0)	(0.9)
Other income - net	0.2	0.2
(Loss) before income taxes	(9.7)	(7.1)
Income tax benefit	3.2	2.2
Net income attributable to non-controlling interest	(0.1)	(0.0)
Net (loss) attributable to the Company	-6.5%	-4.9%

For the six months ended November 30, 2016, our total revenue was $43.1 million, a decrease of $7.3 million or 14.4%, as compared to total revenue of $50.4 million for the same period in 2015. The change was primarily due to a decrease in average enrollments of 12.2% for the six months ended November 30, 2016 over the prior year due to lower market demand among our targeted student demographic. Our revenue for the six months ended November 30, 2016 consisted of $42.5 million from our NAU operations and $0.6 million from our other operations.

Total operating expenses were $47.0 million or 109.0% of total revenue for the six months ended November 30, 2016, which is a decrease of $6.7 million compared to the same period in 2015. Operating loss was $3.9 million or (9.0)% of total revenue for the six months ended November 30, 2016, which is an increase of $0.6 million in operating loss compared to the same period in 2015. Net loss attributable to the Company was $2.8 million or (6.5)% of total revenue for the six months ended November 30, 2016 as compared to a net loss of $2.5 million or (4.9)% of total revenue for the six months ended November 30, 2015.

Net loss for the six months ended November 30, 2016 increased by $0.3 million as compared to the same period in 2015 due to $7.3 million lower revenue partially offset by a $6.7 million decrease in operating expenses from continued cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended November 30, 2016 in percentages	Six Months Ended November 30, 2015 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	30.5	26.4
Selling, general and administrative	73.3	74.3
Auxiliary expense	5.0	5.3
Loss on disposition of property	0.0	0.1
Total operating expenses	108.8	106.1
Operating (loss) income	(8.8)	(6.1)
Interest income	0.1	0.1
Interest expense	(1.0)	(0.9)
Other income - net	(0.1)	0.0
(Loss) income before income taxes and non-controlling interest	(9.8)	(6.9)
Total revenue. The total revenue for NAU for the six months ended November 30, 2016 was $42.5 million, a decrease of $7.3 million or 14.7% as compared to total revenue of $49.8 million for the same period in 2015. The decrease was primarily due to the average enrollment decrease of 12.2% for the six months ended November 30, 2016 over the same period in 2015, partially offset by a 2.5% tuition increase. The enrollment decrease is due to lower market demand among our targeted student demographic resulting, in part, from the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the six months ended November 30, 2016 was $39.7 million, a decrease of $6.5 million or 14.1%, as compared to academic revenue of $46.2 million for the same period in 2015. The decrease was primarily due to lower enrollments over the prior year. The auxiliary revenue for the six months ended November 30, 2016 was $2.8 million, a decrease of $0.8 million or 22.2%, as compared to auxiliary revenue of $3.6 million for the same period in 2015. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the six months ended November 30, 2016 decreased $0.1 million, to $13.0 million in the current year as compared to $13.1 million for the same period in 2015. The educational services expense as a percentage of total revenue for the six months ended November 30, 2016, was 30.5%, as compared to 26.4% for the same period in 2015. This percentage increase was largely a result of fixed costs, such as faculty expenses, being compared to a decreasing revenue base. Full-time faculty and other staff were hired to support new academic programs.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the six months ended November 30, 2016, was 73.3%, as compared to 74.3% for the same period in 2015. The selling, general and administrative expenses for the six months ended November 30, 2016 were $31.2 million, a decrease of $5.8 million, or 15.7%, as compared to selling, general and administrative expenses of $37.0 million for the same period in 2015. The decrease was primarily due to $1.3 million reduction in bad debt expense, $1.8 million reduction in labor costs, $0.8 million reduction in other institutional support costs and $1.4 million in other admissions expenses. We continue to identify and execute cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

Results of Operations — Three Months Ended November 30, 2016 Compared to Three Months Ended

November 30, 2015

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:
	Three Months Ended November 30, 2016 in percentages	Three Months Ended November 30, 2015 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	29.5	26.5
Selling, general and administrative	70.2	73.1
Auxiliary expense	4.8	5.4
Loss on disposition of property	0.0	0.3
Total operating expenses	104.5	105.3
Operating (loss)	(4.5)	(5.3)
Interest income	0.1	0.1
Interest expense	(1.0)	(0.9)
Other income - net	0.2	0.2
(Loss) before income taxes	(5.2)	(5.9)
Income tax benefit	1.8	1.3
Net income attributable to non-controlling interest	(0.0)	(0.0)
Net (loss) attributable to the Company	-3.4%	-4.6%
For the three months ended November 30, 2016, our total revenue was $22.0 million, a decrease of $3.7 million or 14.6%, as compared to total revenue of $25.7 million for the same period in 2015. The decrease was primarily due to the enrollment decrease of 12.2% during the fall quarter 2016 over the fall quarter 2015. The enrollment decreases were the result of economic conditions and lower market demand among our targeted student demographic. Our revenue for the three months ended November 30, 2016 consisted of $21.7 million from our NAU operations and $0.3 million from our other operations.

Total operating expenses were $23.0 million or 104.5% of total revenue for the three months ended November 30, 2016, which is a decrease of $4.1 million compared to the same period in 2015. Loss from operations was $1.0 million or (4.5)% of total revenue for the three months ended November 30, 2015, which is a decrease in loss from operations of $0.4 million compared to the same period in 2015.

Net loss income attributable to the Company was $0.7 million or (3.4)% of total revenue for the three months ended November 30, 2016, as compared to a net loss of $1.2 million or (4.6)% of total revenue for the three months ended November 30, 2015. The lower net loss was largely due to $3.7 million lower revenue partially offset by a $4.1 million decrease in operating expenses.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended November 30, 2016 in percentages	Three Months Ended November 30, 2015 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	29.9	26.8
Selling, general and administrative	69.4	72.3
Auxiliary expense	4.9	5.5
Loss on disposition of property	0.0	0.3
Total operating expenses	104.2	104.9
Operating (loss) income	(4.2)	(4.9)
Interest income	0.1	0.1
Interest expense	(1.0)	(0.9)
Other income - net	(0.1)	0.0
(Loss) income before income taxes and non-controlling interest	(5.2)	(5.7)

Total revenue. The total revenue for the three months ended November 30, 2016 was $21.7 million, a decrease of $3.7 million or 14.8%, as compared to total revenue of $25.4 million for the same period in 2015. The decrease was primarily due to the average enrollment decrease of 12.2% for the three months ended November 30, 2016 as compared to the same period in 2015, partially offset by a 2.5% tuition increase. The enrollment decrease is due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the three months ended November 30, 2016 was $20.3 million, a decrease of $3.3 million or 14.1%, as compared to academic revenue of $23.6 million for the same period in 2015. The decrease was primarily due to lower enrollments compared to the prior year period. Auxiliary revenue for the three months ended November 30, 2016 was $1.4 million, a decrease of $0.5 million or 24.2%, as compared to auxiliary revenue of $1.9 million for the same period in 2015. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the three months ended November 30, 2016 were $6.5 million, a decrease of $0.3 million, or 4.9% as compared to educational expenses of $6.8 million for the same period in 2015. This decrease was primarily due to lower enrollments resulting in a decreased number of classes. The educational services expense as a percentage of total revenue for the three months ended November 30, 2016, was 29.9%, as compared to 26.8% for the same period in 2015. This percentage increase was largely a result of fixed costs, such as faculty expenses, being compared to a decreasing revenue base. Full-time faculty and other staff were hired to support new academic programs.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the three months ended November 30, 2016 was 69.4%, as compared to 72.3% for the same period in 2015. The selling, general and administrative expenses for the three months ended November 30, 2016 were $15.1 million, a decrease of $3.3 million, or 18.2%, as compared to selling, general and administrative expenses of $18.4 million for the same period in 2015. The decrease was primarily due to $0.5 million reduction in bad debt expense, $1.1 million reduction in labor costs and $1.0 million in other admissions expenses. We continue to identify and execute cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

Liquidity and Capital Resources

Liquidity. At November 30, 2016, and May 31, 2016, cash, cash equivalents and marketable securities were $19.7 million and $25.8 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in money market funds, certificates of deposit, and treasury bills. Of the amounts listed above, the marketable securities at November 30, 2016 and May 31, 2016 were $9.1 million and 4.1 million respectively.

Based on our current operations and anticipated revenues, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion of physical locations and development of new programming, development of new hybrid learning centers and growth of our affiliate relationships. In addition, we plan to invest an additional amount total of approximately $3.1 million into a 24-unit luxury apartment complex in the fiscal year ending May 31, 2017.

Operating Activities. Net cash used in operating activities for the six months ended November 30, 2016 were $1.7 million compared to net cash provided by operating activities of $4.1 million for the six months ended November 30, 2015. This decrease in cash is primarily due to a increase in net loss and a decrease in cash flows caused by the change in student accounts receivable, which is due to a timing difference in cash receipts; a reduction in the provision for uncollectable tuition and a decrease in accrued and other liabilities. The decrease in net income was largely the result of decreased enrollment. This enrollment reduction is due, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

Investing Activities. Net cash used in investing activities for the six months ended November 30, 2016 and 2015, were $7.1 million and $0.5 million respectively. The increase in the cash used in investing activities was due, in part to the purchase of US treasury bills and notes, which resulted in net purchases of $5.0 million in the six months ended November 30, 2016 as compared to $0.0 million in the six months ended November 30, 2015 and an additional $1.8 million of asset purchases primarily related to the 24 unit luxury apartment complex.

Financing Activities. Net cash used in financing activities was $2.3 million and $4.9 million for the six months ended November 30, 2016 and 2015, respectively. The decrease is due to a reduction of $2.5 million in treasury stock purchases as compared to the prior year.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2016 was disclosed in our fiscal year 2016 Annual Report on Form 10-K. During the six months ended November 30, 2016, there were no material changes to this previously disclosed information outside the ordinary course of business.

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

The following table provides a reconciliation of net income attributable to the Company to EBITDA (In thousands):

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Net (loss) attributable to the Company	$(2,808)	$(2,487)	$(752)	$(1,178)
(Loss) income attributable to non-controlling interest	27	19	10	8
Interest income	(49)	(44)	(27)	(25)
Interest expense	428	437	214	218
Income taxes	(1,397)	(1,111)	(406)	(335)
Depreciation and amortization	2,597	2,843	1,291	1,420
EBITDA	$(1,202)	$(343)	$330	$108

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three month period ended November 30, 2016. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At November 30, 2016, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the second fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2016, the Department of Education issued draft debt-to-earnings rates, and certain underlying data used to calculate those draft rates, to institutions for the first gainful employment debt measurement year. According to these draft rates two of our programs, one of which is no longer enrolling students, are failing. The one ongoing program, the Associates degree in Medical Assisting, represents approximately 5% of our total student population. In addition we have five programs in the “zone”, one of which is no longer enrolling students. If a program fails to meet the required debt-to-earnings rates in two out of any three consecutive years, or has a combination of failing and zone debt-to-earnings rates for four consecutive years, the program will cease to be eligible for students to receive Title IV Program funds. In addition to establishing required debt-to-earnings metrics, the gainful employment regulation also requires institutions to report student and program level data to the Department of Education on an ongoing basis, and to comply with certain additional public disclosure requirements that include specific warnings to students regarding programs that may lose Title IV Program eligibility based on final debt-to-earnings rates in the subsequent measurement year. We do not anticipate that our final debt-to-earnings rates for this first measurement year will be materially different from the draft rates. We are currently developing strategies to improve the results for these programs and students enrolled in the programs. The Department of Education has indicated that final rates will be published in mid-January 2017. If any of our programs loses Title IV Program eligibility under the gainful employment regulations, or the required student warnings regarding failing programs results in student withdrawals or adversely affects new enrollments, it could materially affect our business, financial condition and results of operations.

The Department of Education has adopted regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the Department of Education’s assessment of our institutional capability.

On November 1, 2016, the Department of Education published final regulations that establish new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment (“Borrower Defense”) on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses (the “Borrower Defense Final Rule”). The Borrower Defense Final Rule, among other topics, addresses (i) the standards for the purpose of determining whether a borrower can establish a Borrower Defense based on an act or omission of an institution, (ii) the time periods for availability of Borrower Defense claims; (iii) the regulatory framework by which the Department of Education will receive, review and determine the veracity of Borrower Defense claims, and under which the Department of Education may recoup from institutions any losses incurred from successful Borrower Defense claims. Certain procedural rules related to the Borrower Defense Final Rule, including the manner in which schools may request records and respond to Borrower Defense claims, as well as the procedural structure for recoupment actions, have not yet been established by the Department of Education. These final regulations also prohibit schools from using any pre-dispute arbitration agreements, prohibit schools from prohibiting relief in the form of class actions by student borrowers, and invalidate clauses imposing requirements that students pursue an internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, these final regulations describe a threshold for federal student loan repayment rates that will require specific disclosures to current and prospective students and the applicable loan repayment rate methodology.

The Borrower Defense Final Rule also establishes important new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. For example, certain events would automatically trigger the need for a school to obtain a letter of credit, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would will require a recalculation of a school’s composite score of financial responsibility, including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner's equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated entity group on whose basis the composite score was calculated. The Borrower Defense Final Rule also sets forth events that are discretionary triggers for letters of credit, meaning that if any of them occur, the Department of Education may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The Borrower Defense Final Rule provides that if an institution fails to meet the composite score requirement for longer than three years under provisional certification, the Department of Education may mandate additional financial protection from the institution or any party with “substantial control” over the institution. Such parties with “substantial control” must agree to jointly and severally guarantee the Title IV program liabilities of the institution at the end of the three-year provisional certification period. Under current regulations, a party may be deemed to have "substantial control" over an institution if, among other factors, the party directly or indirectly holds an ownership interest of 25% or more of an institution, or is a member of the board of directors, a general partner, the chief executive officer or other executive officer of the institution. We are currently assessing the impact of these final regulations, which generally take effect July 1, 2017. If we are required to repay the Department of Education for any successful Borrower Defense claims by NAU students or to obtain additional letters of credit or increase our current letter of credit, or we are required to make disclosures regarding our federal student loan repayment rates that adversely impact new student enrollments, it could materially affect our business, financial condition and results of operations.

If we do not meet specific financial responsibility standards established by the Department of Education, we may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, or we could lose our eligibility to participate in Title IV programs.

On November 1, 2016, as part of the Borrower Defense Final Rule, the Department of Education adopted final regulations that revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. The final regulations take effect July 1, 2017. For additional information regarding this final rule, see “—The Department of Education has adopted regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the Department of Education’s assessment of our institutional capability.”

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and for campuses in the state to participate in Title IV programs.

On December 16, 2016, the Department of Education adopted final regulations regarding programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each State in which the institution enrolls students, if such authorization is required by the
State. The final regulations recognize state authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent each participating state from enforcing its own consumer protection and other laws. The final regulations also require that foreign additional locations and branch campuses of domestic institutions be authorized by the appropriate foreign government agency and if at least 50% of a program can be completed at the location/branch, be approved by the institution’s accreditation agency and reported to the state where the main campus is located. The final regulations also require institutions to: document the state process for resolving student complaints regarding distance education programs; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. We are currently assessing the impact of these final regulations, which take effect July 1, 2018. If we fail to comply with these regulations after they become effective with respect to our students enrolled in distance education programs, our online students in one or more states would no longer be able to receive Title IV program funds, which could have a material effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities.

On February 12, 2016, the Company announced that its Board of Directors authorized the Company to repurchase up to $500,000 worth of shares of its common stock at a price of $1.75 or less per share, for aggregate consideration not to exceed $500,000, to be implemented during a period of one year from the date the stock repurchase plan is announced to the public. No shares of common stock were repurchased during the six months ended November 30, 2016. There is $448,000 that may yet be purchased under this plan.

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

National American University Holdings, Inc. (Registrant)

Dated: January 6, 2017	By:	/s/ Ronald L. Shape
Ronald L. Shape, Ed. D. President and Chief Executive Officer

By:	/s/ David K. Heflin
David K. Heflin, Ed. D. Chief Financial Officer