Form 10-K/A
period 2016-05-31
National American University Holdings, Inc.
filed 2017-03-06
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

As of February 28, 2017, there were 24,224,924 shares of Common Stock, $0.0001 par value per share outstanding.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 30, 2016, was approximately $19.7 million.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission an Annual Report on Form 10-K for the year ended May 31, 2016 on August 5, 2016, as amended by that certain Amendment No. 1 filed on September 13, 2016 (the “Form 10-K”). The registrant is filing this Amendment No. 2 solely (1) to correct an error of missing signature on the Report of Independent Registered Public Accounting Firm under Item 8 of the Form 10-K and (2) to correct an error of missing signature on Exhibit 23.1 Consent of Independent Registered Public Accounting Firm to the Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2. Except as expressly set forth in this Amendment No. 2, the Form 10-K has not been amended, updated or otherwise modified.

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

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The type of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using observable inputs.  Level 2 assets consist of certificates of deposit that are valued at cost, which approximates fair value.  Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments.  For instance:

·
Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively selecting an individual security or multiple securities that are deemed most similar to the security being priced; and
·
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

19.
SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date through the date the consolidated financial statements were available to be reissued.

We did not identify any additional material events or transactions occurring during this subsequent event reporting period, that had not already been disclosed in our 10Qs and 8Ks subsequent to the original filing of the 10K on August 5, 2016, and that would require further recognition or disclosure in these reissued consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National American University Holdings, Inc.

By:	/s/ Ronald L. Shape
Name:	Ronald L. Shape, Ed. D.
Title:	President and Chief Executive Officer

Dated: March 6, 2017

Exhibit Index
The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K/A.
Exhibit No.                    Description of Exhibits
23.1
Consent of Independent Registered Public Accounting Firm
31.1
Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) asadopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) asadopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 ofthe  Sarbanes-Oxley Act of 2002
32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002