Form 10-Q
period 2017-02-28
National American University Holdings, Inc.
filed 2017-04-07
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

Or

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
❑                            Smaller reporting company     ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☑
As of April 4, 2017, 24,224,924 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Page of Form 10-Q
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Balance Sheets as of February 28, 2017 and Condensed Consolidated Balance Sheet as of May 31, 2016	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended of February 28, 2017 February 29, 2016	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended February 28, 2017 and February 29, 2016	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2017 and February 29, 2016	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4.	CONTROLS AND PROCEDURES	25

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	26
ITEM 1A.	RISK FACTORS	26
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.	MINE SAFETY DISCLOSURES	26
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS	27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 28, 2017 AND CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2016
(In thousands, except share and per share amounts)
	February 28,	May 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,591	$21,713
Available for sale investments	$6,184	$4,117
Student receivables — net of allowance of $1,184 and $723 at February 28, 2017 and
May 31, 2016, respectively	$3,336	$3,011
Other receivables	$801	$375
Income taxes receivable	$2,684	$2,780
Prepaid and other current assets	$2,601	$2,078
Total current assets	$25,197	$34,074
Total property and equipment - net	$31,744	$31,273
OTHER ASSETS:
Condominium inventory	$621	$621
Land held for future development	$229	$312
Course development — net of accumulated amortization of $3,254 and $3,051 at
February 28, 2017 and May 31, 2016, respectively	$1,086	$817
Deferred income taxes	$-	$431
Other	$745	$998
Total other assets	$2,681	$3,179
TOTAL	$59,622	$68,526

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$319	$285
Accounts payable	$2,580	$2,913
Dividends payable	$1,093	$1,090
Income taxes payable	$92	$110
Deferred income	$1,590	$1,649
Accrued and other liabilities	$5,673	$5,861
Total current liabilities	$11,347	$11,908
DEFERRED INCOME TAXES	$943	$-
OTHER LONG-TERM LIABILITIES	$4,081	$4,686
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	$11,324	$11,567
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,557,968 issued and
24,224,924 outstanding as of February 28, 2017; 28,472,129 issued and 24,140,972
outstanding as of May 31, 2016)	$3	$3
Additional paid-in capital	$59,036	$58,893
(Accumulated deficit) Retained earnings	$(4,602)	$4,012
Treasury stock, at cost (4,333,044 shares at February 28, 2017 and 4,331,157
shares at May 31, 2016)	$(22,481)	$(22,477)
Accumulated other comprehensive loss, net of taxes - unrealized loss
on available for sale securities	$(4)	$(2)
Total National American University Holdings, Inc. stockholders' equity	$31,952	$40,429
Non-controlling interest	$(25)	$(64)
Total stockholders' equity	$31,927	$40,365
TOTAL	$59,622	$68,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(In thousands, except share and per share amounts)

	Nine Months Ended		Three Months Ended
	February 28 and		February 28 and
	February 29		February 29
	2017	2016	2017	2016
REVENUE:
Academic revenue	$59,872	$67,381	$20,158	$21,130
Auxiliary revenue	3,699	4,854	891	1,273
Rental income — apartments	873	831	282	275

Total revenue	64,444	73,066	21,331	22,678

OPERATING EXPENSES:
Cost of educational services	20,594	19,380	7,629	6,252
Selling, general and administrative	47,228	55,480	15,321	17,672
Auxiliary expense	2,694	3,590	591	927
Loss on disposition of property	8	734	2	671

Total operating expenses	70,524	79,184	23,543	25,522

OPERATING LOSS	(6,080)	(6,118)	(2,212)	(2,844)

OTHER INCOME (EXPENSE):
Interest income	77	62	28	18
Interest expense	(639)	(654)	(211)	(217)
Other income — net	83	133	14	45

Total other expense	(479)	(459)	(169)	(154)

LOSS BEFORE INCOME TAXES	(6,559)	(6,577)	(2,381)	(2,998)

INCOME TAX BENEFIT (PROVISION)	1,254	2,234	(143)	1,123

NET LOSS	(5,305)	(4,343)	(2,524)	(1,875)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING	(39)	(35)	(12)	(16)
INTEREST

NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN
UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	(5,344)	(4,378)	(2,536)	(1,891)

OTHER COMPREHENSIVE (LOSS) GAIN — Unrealized (losses) gains on investments, net of tax	(2)	(3)	3	0
Income tax benefit related to items of other comprehensive loss

COMPREHENSIVE LOSS ATTRIBUTABLE TO
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(5,346)	$(4,381)	$(2,533)	$(1,891)

Basic net loss per share attributable to National	$(0.22)	$(0.18)	$(0.10)	$(0.08)
American University Holdings, Inc.
Diluted net loss per share attributable to National	$(0.22)	$(0.18)	$(0.10)	$(0.08)
American University Holdings, Inc.
Basic weighted average shares outstanding	24,146,643	24,836,759	24,177,979	24,152,228
Diluted weighted average shares outstanding	24,146,643	24,836,759	24,177,979	24,152,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(In thousands, except share and per share amounts)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated
		Additional	Retained		other		Total
	Common	paid-in	earnings	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	(deficit)	stock	loss	interest	equity

Balance - May 31, 2015	$3	$58,336	$13,751	$(19,455)	$(1)	$(108)	$52,526
Purchase of 1,224,793 shares
common stock for the treasury	-	-	-	(2,961)	-	-	(2,961)
Share based compensation expense	-	429	-	-	-	-	429
Dividends declared ($0.045 per share)	-	-	(3,305)	-	-	-	(3,305)
Net (loss) income	-	-	(4,378)	-	-	35	(4,343)
Other comprehensive loss, net of tax	-	-	-	-	(3)	-	(3)
Balance - February 29, 2016	$3	$58,765	$6,068	$(22,416)	$(4)	$(73)	$42,343

Balance - May 31, 2016	$3	$58,893	$4,012	$(22,477)	$(2)	$(64)	$40,365
Purchase of 1,887 shares common
stock for the treasury	-	-	-	(4)	-	-	(4)
Share based compensation expense	-	143	-	-	-	-	143
Dividends declared ($0.045 per share)	-	-	(3,270)	-	-	-	(3,270)
Net (loss) income	-	-	(5,344)	-	-	39	(5,305)
Other comprehensive loss, net of tax	-	-	-	-	(2)	-	(2)
Balance - February 28, 2017	$3	$59,036	$(4,602)	$(22,481)	$(4)	$(25)	$31,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(In thousands)

	Nine Months Ended
	February 28,	February 29,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,305)	$(4,343)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	3,857	4,242
Loss on disposition of property and equipment	8	734
Provision for uncollectable tuition	2,822	4,332
Noncash compensation expense	143	429
Deferred income taxes	1,374	(35)
Changes in assets and liabilities:
Student and other receivables	(3,573)	7,630
Prepaid and other current assets	(523)	(195)
Condominium inventory	-	(236)
Other assets	211	123
Income taxes receivable/payable	78	(3,716)
Accounts payable	(553)	(20)
Deferred income	(59)	382
Accrued and other liabilities	(193)	(2,279)
Other long-term liabilities	(605)	(452)

Net cash flows (used in) provided by operating activities	(2,318)	6,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(5,985)	(3,897)
Proceeds from sale of available for sale investments	3,916	3,881
Purchases of property and equipment	(3,834)	(768)
Proceeds from sale of property and equipment	-	75
Course development	(472)	(149)
Payments received on contract for deed	5	5
Other	46	13

Net cash flows used in investing activities	(6,324)	(840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(209)	(179)
Purchase of treasury stock	(4)	(2,961)
Dividends paid	(3,267)	(3,352)

Net cash flows used in financing activities	(3,480)	(6,492)

		(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(In thousands)

	Nine Months Ended
	February 28, 2017	February 29, 2016
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(12,122)	$(736)

CASH AND CASH EQUIVALENTS — Beginning of year	$21,713	$23,300

CASH AND CASH EQUIVALENTS — End of period	$9,591	$22,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash (received) paid for income taxes	$(2,706)	$1,517
Cash paid for interest	$641	$661
Property and equipment purchases included in accounts payable	$283	$-
Dividends declared and unpaid at February 28, 2017 and February 29, 2016	$1,093	$1,092

	(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(In thousands, except share and per share amounts)

1.
STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”) and Fairway Hills. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2016 was derived from the audited consolidated financial statements of the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2016, filed on August 5, 2016, as amended on September 13, 2016 and March 6, 2017. Furthermore, the results of operations and cash flows for the nine month periods ended February 28, 2017 and February 29, 2016 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

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

2.
NATURE OF OPERATIONS

The Company owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, masters and doctoral degree programs in allied health, legal studies, education, business, accounting and information technology. The Company owns and operates Fairway Hills. Fairway Hills manages apartment units and develops and sells multi-family residential real estate in the Rapid City, South Dakota area.

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

In November 2015, The FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which no longer requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, deferred tax liabilities and assets will be classified as noncurrent. Under this amendment, deferred tax liabilities and assets would be offset and presented as a single amount. For public business entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. Early adoption of the amendments is permitted and may be applied prospectively or retrospectively. The Company has elected early adoption and implemented the accounting update for the Company’s fiscal year 2017 in the first quarter ending August 31, 2016. The retrospective change resulted in reclassifying $2,621 of current deferred tax assets and $(2,190) of long-term deferred tax liabilities to a net $431 deferred tax asset for the year ended May 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchased by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. The standard will be effective for the Company’s fiscal year 2020 in the first quarter ending August 31, 2019. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of share-based accounting. Specifically, the standard (1) requires all excess tax benefits and deficiencies to be recognized as income tax expense/benefit in the income statement as discrete items in the reporting period in which they occur, with no charges to additional paid-in capital; (2) requires excess tax benefits to be classified as operating cash flows; (3) allows an accounting election to account for forfeitures when they occur, instead of maximum statutory tax rates in the applicable jurisdictions; and (5) clarifies that the cash paid by an employer to taxing authorities when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the cash flow statement. This standard will be effective for the Company’s fiscal year
2018, in the first quarter ending August 31, 2017. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

4.
CONSTRUCTION IN PROGRESS

In June and July 2016, Dlorah, Inc. entered into construction contracts totaling approximately $4.7 million on a 24-unit apartment building and a new administrative building. Construction will be funded through operations and is expected to be complete in June 2017. Total construction in progress included in property and equipment on the condensed consolidated balance sheet at February 28, 2017 is approximately $3.4 million.

5.
STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 24,224,924 and 24,140,972 shares of common stock were outstanding as of February 28, 2017 and May 31, 2016, respectively. No shares of preferred stock or class A common stock were outstanding at February 28, 2017 and May 31, 2016, respectively.

Stock-Based Compensation
In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. A total of 1,300,000 shares were authorized by the Plan. At February 28, 2017, 347,059 shares of common stock remain available for issuance under the Plan.

In October 2013, the Company’s Board of Directors adopted the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan. At February 28, 2017, 468,750 shares of common stock remain available for issuance under the 2013 Plan.

In addition, the Company settled a portion of the compensation of certain employees in stock, which totaled $0 and $71 for the three and nine months ended February 28, 2017. These issuances reduce the shares available for future grants under the plans.

Restricted stock
During the nine months ended February 28, 2017, the Company awarded 46,945 restricted stock awards with time based vesting at a grant date fair value of $1.96 per share to members of the board of directors. Shares vest one year from the grant date and require board service for the entire year.

Compensation expense in the condensed consolidated statements of operations and comprehensive income associated with restricted stock awards totaled $23 and $68 respectively, for the three and nine month periods ended February 28, 2017. At February 28, 2017, the unamortized compensation cost of these restricted stock awards totaled $59. The unamortized cost is expected to be recognized over a weighted-average period of 0.6 years as of February 28, 2017.

A summary of restricted share awards activity as of February 28, 2017 and the changes during the nine months then ended is presented below:

		Weighted
		Average
		Grant Date
Restricted Shares	Shares	Fair Value
Non-vested shares at May 31, 2016	40,485	$2.47
Granted	46,945	1.96
Vested	(40,485)	2.47
Forfeited	0	0
Non-vested shares at February 28, 2017	46,945	$1.96

Performance-based restricted stock units
During the quarter ended August 31, 2016, the Company issued 281,250 performance based restricted stock units (“RSUs”) with a weighted average grant date fair value of $1.93 per share. All RSUs issued remain outstanding at February 28, 2017. Up to 100% of the RSUs issued will vest on October 20, 2017, based on the annual operating income attained during the 2017 fiscal year. Stock compensation expense totaling $36 was recorded during the three months ended August 31, 2016 was reversed in the condensed consolidated statements of operations and comprehensive income during the quarter ended November 30, 2016. For the nine months ended February 28, 2017, no expense is recorded in the condensed consolidated statements of operations and comprehensive income as the Company currently believes the required annual operating income will not be attained.

Stock options
During the three months ended November 30, 2016, the Company granted stock options to purchase 12,500 shares of stock at an exercise price of $1.96 per share. 50% of the stock options vested on the issuance date and the remaining 50% vests at the end of the current fiscal year. The following assumptions were used to determine fair value of the stock options awarded:

Assumptions used:	For the three and nine months ended February 28, 2017
Expected volatility	50.65%
Weighted average risk free interest rate	1.37%
Weighted average risk free interest rate range	1.37%
Weighted average expected dividend	8.60%
Weighted average expected dividend range	8.60%
Weighted average fair value	$0.41

A summary of option activity under the Plan as of February 28, 2017 and changes during the nine months then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at May 31, 2016	192,350	$4.11	8.4	$0
Granted	12,500	1.96
Exercised	0	0
Forfeited or canceled	(14,000)	5.80
Outstanding at February 28, 2017	190,850	$3.85	7.8	$8
Exercisable at February 28, 2017	184,600	$3.91	7.8	$4

The Company recorded compensation expense for the stock options of $1 and $4 for the three and nine month periods ended February 28, 2017, in the condensed consolidated statements of operations and comprehensive income. As of February 28, 2017, there was $1 of unrecognized compensation cost related to unvested stock option based compensation arrangements under the Plan to be amortized over 0.3 years.

Dividends
The following table presents details of the Company’s fiscal 2017 and 2016 dividend payments:

Date declared	Record date	Payment date	Per share
April 13, 2015	June 30, 2015	July 10, 2015	$0.0450
August 10, 2015	September 30, 2015	October 9, 2015	$0.0450
October 5, 2015	December 31, 2015	January 15, 2016	$0.0450
January 23, 2016	March 31, 2016	April 8, 2016	$0.0450
April 4, 2016	June 30, 2016	July 8, 2016	$0.0450
August 8, 2016	September 30, 2016	October 7, 2016	$0.0450
October 3, 2016	December 30, 2016	January 13, 2017	$0.0450
January 28, 2017	March 31, 2017	(est) April 7, 2017	$0.0450

6.
INCOME TAXES

During the quarter ended February 28, 2017, the Company determined that it is more likely than not that it will not realize its deferred tax asset. As such, a valuation allowance totaling $1,035 was recorded at February 28, 2017 which was included in deferred income taxes liability in the accompanying condensed consolidated balance sheet. A primary factor in the assessment of this non-cash charge is that the Company is in a cumulative loss position over the three-year period ended February 28, 2017.

The Company’s effective tax rate was 19.1% for the nine months ended February 28, 2017 as compared to 34.0% for the corresponding period in 2016. The effective rate varies from the statutory rate primarily due to the deferred tax asset valuation allowance. In addition, there is a fluctuation in state income taxes as a result of the Company’s net loss position, as well as nondeductible meals.

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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Nine Months Ended		Three Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Numerator:
Net loss attributable to National American University Holdings, Inc.	(5,344)	$(4,378)	(2,536)	$(1,891)
Denominator:
Weighted average shares outstanding used to compute basic net income per
common share	24,146,643	24,836,759	24,177,979	24,152,228
Incremental shares issuable upon the assumed exercise of stock options	-	-	-	-
Incremental shares issuable upon the assumed vesting of restricted shares	-	-	-	-
Common shares used to compute diluted net income per share	24,146,643	24,836,759	24,177,979	24,152,228
Basic net loss per common share	$(0.22)	$(0.18)	$(0.10)	$(0.08)
Diluted net loss per common share	$(0.22)	$(0.18)	$(0.10)	$(0.08)

A total of 190,850 and 193,350 shares of common stock subject to issuance upon exercise of stock options for the three and nine months ended February 28, 2017 and February 28, 2016, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 328,195 and 82,640 shares of common stock subject to vesting of restricted shares for the three and nine months ended February 28, 2017 and February 29, 2016, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

9.
FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair Value

February 28, 2017
Investments:
Certificates of deposit	$-	$3,191	$-	$3,191
US treasury bills and notes	2,993	-	-	2,993
Money market accounts included in cash equivalents	991	-	-	991
Total assets at fair value	$3,984	$3,191	$-	$7,175

May 31, 2016
Investments:
Certificates of deposit	$-	$4,117	$-	$4,117
Money market accounts included in cash equivalents	38	-	-	38
Total assets at fair value	$38	$4,117	$-	$4,155

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

Fair value of financial instruments: The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, US treasury bills and notes, receivables, payables, and capital lease payables. The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments. CD’s, money market accounts and U.S. treasury bills and notes are recorded at fair values as indicated in the preceding disclosures. The estimated fair value of the capital lease obligations is $11,643 and $11,852 at February 28, 2017 and May 31, 2016, respectively, which approximates book value.

10.
SEGMENT REPORTING

Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision makers, or decision making groups, in deciding how to allocate capital and other resources to such lines of business.

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

	Nine months ended February 28, 2017			Nine months ended February 29, 2016
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$59,872	$-	$59,872	$67,381	$-	$67,381
Auxiliary revenue	3,699	-	3,699	4,854	-	4,854
Rental income — apartments	-	873	873	-	831	831
Total revenue	63,571	873	64,444	72,235	831	73,066
Operating expenses:
Cost of educational services	20,594	-	20,594	19,380	-	19,380
Selling, general and administrative	46,155	1,073	47,228	54,404	1,076	55,480
Auxiliary expense	2,694	-	2,694	3,590	-	3,590
Loss (gain) on disposition of
property	8	-	8	809	(75)	734
Total operating expenses	69,451	1,073	70,524	78,183	1,001	79,184
Loss from operations	(5,880)	(200)	(6,080)	(5,948)	(170)	(6,118)
Other income (expense):
Interest income	56	21	77	57	5	62
Interest expense	(639)	-	(639)	(654)	-	(654)
Other (expense) income - net	(60)	143	83	-	133	133
Total other (expense) income	(643)	164	(479)	(597)	138	(459)
Loss before income taxes	$(6,523)	$(36)	$(6,559)	$(6,545)	$(32)	$(6,577)

	As of February 28, 2017			As of February 29, 2016
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$46,978	$12,644	$59,622	$64,594	$9,165	$73,759

	Three months ended February 28, 2017			Three months ended February 29, 2016
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$20,158	$-	$20,158	$21,130	$-	$21,130
Auxiliary revenue	891	-	891	1,273	-	1,273
Rental income — apartments	-	282	282	-	275	275
Total revenue	21,049	282	21,331	22,403	275	22,678
Operating expenses:
Cost of educational services	7,629	-	7,629	6,252	-	6,252
Selling, general and administrative	14,980	341	15,321	17,369	303	17,672
Auxiliary expense	591	-	591	927	-	927
Loss (gain) on disposition of
property	2	-	2	742	(71)	671
Total operating expenses	23,202	341	23,543	25,290	232	25,522
Loss from operations	(2,153)	(59)	(2,212)	(2,887)	43	(2,844)
Other income (expense):
Interest income	20	8	28	18	-	18
Interest expense	(211)	-	(211)	(217)	-	(217)
Other (expense) income - net	(35)	49	14	-	45	45
Total other (expense) income	(226)	57	(169)	(199)	45	(154)
Loss before income taxes	$(2,379)	$(2)	$(2,381)	$(3,086)	$88	$(2,998)

11.
SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date through the date the condensed consolidated financial statements were available to be issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with accepting students from closed educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on August 5, 2016 as amended on September 13, 2016 and March 6, 2017 and its other filings with the SEC. The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.

Background

National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning, offering associate, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology, and in healthcare-related disciplines, such as nursing and healthcare management. Courses are offered through educational sites as well as online via the Internet. As of February 28, 2017, our operations had 33 locations, including educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas, a distance learning service center in Texas and distance learning operations and central administration offices in Rapid City, South Dakota. In addition, the Company has facilities for serving students at a Naval Base in Georgia, Lone Star Community College and South Texas Community College.

We continue to assist students impacted by schools that have closed or have announced that they are discontinuing enrollments.  Over the past year, NAU has enrolled students from other institutions where students have been unable to complete their education.  We have worked closely with these institutions and new enrollees to highlight our academic programs and the commitment we have to our students’ success.  We have entered into agreements with these institutions to facilitate degree completion for their students. These institutions vary in size, programmatic offerings and geographic locations. These agreements are unique by institution and include teach-out and transfer agreements. In summary, these agreements stipulate how students will be admitted to NAU’s academic programs if they choose, how their credits will transfer, what services will be available to these students, and at what location(s) the degree programs will be offered. This quarter we enrolled students from Career Point College in San Antonio and Austin, Texas, and from other institutions. Finally, we are accepting enrollments from students at Canadian institutions as we continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of various Canadian regulatory authorities.

As of February 28, 2017, NAU had 1,553 students enrolled at its physical locations, 4,834 students for its online programs, and 927 students that attended physical campus hybrid learning locations and also took classes online. NAU supports the instruction of approximately 2,438 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The Company consolidated its operations of the Minnetonka, Allen Service Center and Austin South locations on March 1, 2017. The Company intends to use the facilities at Minnetonka, Allen Service Center, and Austin Service Center to support our online and other NAU operations; therefore, no impairment of related assets exists. During the winter term 2016-2017, nearly 100% of the students associated with these three campuses participated in classes exclusively through online delivery. The Company expects a reduction of expenses with little impact on revenues as a result of this consolidation.

The real estate operations consist of renting and selling apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1% of our revenues for the quarter ended February 28, 2017. The company is currently constructing a 24-unit luxury apartment complex, expected to be completed in June 2017.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the nine months ended February 28, 2017, approximately 92.9% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and is recorded net of any applicable sales tax.

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

We record deferred income for prepaid academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Bad debt expenses as a percentage of revenues for the nine months ended February 28, 2017 and February 29, 2016 were 4.4% and 6.0%, respectively. We are realizing our efforts in reducing bad debt expense.

We define enrollments for a particular reporting period as the number of students registered in a course on the last day of the reporting period. Enrollments are a function of the number of continuing students registered and the number of new enrollments registered during the specified period. Enrollment numbers are offset by inactive students, graduations and withdrawals occurring during the period. Inactive students for a particular period are students who are not registered in a class, and therefore, are not generating net revenue for that period.

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

The following chart is a summary of our student enrollment on February 28, 2017 and February 29, 2016, by degree type and by instructional delivery method.

	February 28, 2017 (Winter '17 Qtr)		February 29, 2016 (Winter '16 Qtr)
	Number of Students	% of Total	Number of Students	% of Total	% Change for same quarter over prior year

Continuing Ed	202	2.8%	167	2.2%	21.0%
Doctoral	98	1.3%	88	1.2%	11.4%
Graduate	386	5.3%	279	3.6%	38.4%
Undergraduate and Diploma	6,628	90.6%	7,115	93.0%	-6.8%
Total	7,314	100.0%	7,649	100.0%	-4.4%

On-Campus	1,553	21.2%	1,308	17.1%	18.7%
Online	4,834	66.1%	5,286	69.1%	-8.6%
Hybrid	927	12.7%	1,055	13.8%	-12.1%
Total	7,314	100.0%	7,649	100.0%	-4.4%

The combined enrollment in the continuing education, doctoral and graduate programs increased 28.5% in the winter term 2017 as compared to the winter term 2016. However, the undergraduate and diploma programs decreased 6.8% due to lower market demand among our targeted student demographic. The overall 4.4% decline in enrollment was due to reductions in online and hybrid delivery partially offset by an increase in the on-campus delivery method. We believe our investment to expand academic programming and our strategic plan will be critical in returning to growth in results of operations.

We plan to continue expanding and developing our academic programming by focusing on our approximately three dozen existing locations where we anticipate future demand and to potentially make acquisitions. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate positive enrollment trends over time. Our ability to maintain or increase enrollment will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which we are able to increase enrollment will be correlated with the opening of additional physical locations, the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through acquisitions.

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

Expenses. Expenses consist of cost of educational services, selling, general and administrative, and auxiliary expenses, cost of condominium sales, and gain/loss on disposition of property and equipment. Cost of educational services expenses contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the student service positions, salaries and benefits of admissions staff, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), marketing expenditures, legal expenses, expenses related to expansion and development of academic programs and physical locations, as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books. Cost of condominium sales is the expense related to condominiums that are sold during the reporting period. Gain or loss on disposition of property and equipment expense records the cost incurred or income received in the disposal of assets that are no longer used by us.

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

Results of Operations — Nine Months Ended February 28, 2017 Compared to Nine Months Ended February 29, 2016 National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended February 28, 2017 in percentages	Nine Months Ended February 29, 2016 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	32.0	26.6
Selling, general and administrative	73.3	75.9
Auxiliary expense	4.1	4.9
Loss on disposition of property	0.0	1.0
Total operating expenses	109.4	108.4
Operating loss	(9.4)	(8.4)
Interest income	0.1	0.1
Interest expense	(1.0)	(0.9)
Other income - net	0.1	0.2
Loss before income taxes	(10.2)	(9.0)
Income tax benefit	1.9	3.1
Net income attributable to non-controlling interest	(0.1)	(0.0)
Net loss attributable to the Company	-8.4%	-5.9%

For the nine months ended February 28, 2017, our total revenue was $64.4 million, a decrease of $8.7 million or 11.8%, as compared to total revenue of  $73.1 million for the same period in 2016. The change was primarily due to a decrease in average enrollments of 4.4% for the nine months ended February 28, 2017 over the prior year due to lower market demand among our targeted student demographic. Our revenue for the nine months ended February 28, 2017 consisted of $63.6 million from our NAU operations and $0.8 million from our other operations.

Total operating expenses were $70.5 million or 109.4% of total revenue for the nine months ended February 28, 2017, which is a decrease of $8.7 million compared to the same period in 2016. Operating loss was $6.1 million or (9.4)% of total revenue for the nine months ended February 28, 2017, compared to $6.1 million for the same period in 2016 or (8.4)% of total revenue. Net loss attributable to the Company was $5.3 million or (8.4)% of total revenue for the nine months ended February 28, 2017 as compared to a net loss attributable to the Company of $4.3 million or (5.9)% of total revenue for the nine months ended February 29, 2016.

Net loss for the nine months ended February 28, 2017 increased by $1.0 million as compared to the same period in 2016 due to $8.7 million lower revenue, offset by an $8.7 million decrease in operating expenses, 0.7 million of which was related to the assets written off as a result of two campus closures that occurred in 2016. The income tax benefit decreased $1.0 million from 2016 due to the Company determining that it is more likely than not that its deferred tax asset will not be realized due to the anticipated expiration of net operating losses. As such, a valuation allowance totaling $1.0 million was recorded at February 28, 2017 in the accompanying condensed consolidated balance sheet. This valuation allowance can be reduced or reversed in the future as the Company returns to profitability.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended February 28, 2017 in percentages	Nine Months Ended February 29, 2016 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	32.4	26.8
Selling, general and administrative	72.6	75.3
Auxiliary expense	4.2	5.0
Loss on disposition of property	0.0	1.1
Total operating expenses	109.2	108.2
Operating loss	(9.2)	(8.2)
Interest income	0.1	0.1
Interest expense	(1.0)	(0.9)
Other income - net	(0.1)	0.0
Loss before income taxes and non-controlling interest	(10.2)	(9.0)

Total revenue. The total revenue for NAU for the nine months ended February 28, 2017 was $63.6 million, a decrease of $8.6 million or 12.0% as compared to total revenue of $72.2 million for the same period in 2016. The decrease was primarily due to the average enrollment decrease of 4.4% for the nine months ended February 28, 2017 over the same period in 2016. The enrollment decrease is due to lower market demand among our targeted student demographic resulting, in part, from the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the nine months ended February 28, 2017 was $59.9 million, a decrease of $7.5 million or 11.1%, as compared to academic revenue of $67.4 million for the same period in 2016. The decrease was primarily due to lower enrollments over the prior year. The auxiliary revenue for the nine months ended February 28, 2017 was $3.7 million, a decrease of $1.2 million or 23.8%, as compared to auxiliary revenue of $4.9 million for the same period in 2016. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the nine months ended February 28, 2017 increased $1.3 million, to $20.6 million in the current year as compared to $19.3 million for the same period in 2016, $0.9 million of the increase was due to full-time faculty and other staff that were hired to support new academic programs. The educational services expense as a percentage of total revenue for the nine months ended February 28, 2017, was 32.4%, as compared to 26.8% for the same period in 2016. The remaining percentage increase was largely a result of fixed costs, such as faculty expenses, being compared to a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the nine months ended February 28, 2017, was 72.6%, as compared to 75.3% for the same period in 2016. The selling, general and administrative expenses for the nine months ended February 28, 2017 were $46.2 million, a decrease of $8.2 million, or 15.2%, as compared to selling, general and administrative expenses of $54.4 million for the same period in 2016. The decrease was primarily due to a $1.5 million reduction in bad debt expense, a $2.7 million reduction in labor costs, a $1.3 million reduction in other institutional support costs and $1.6 million in other admissions expenses. We continue to identify and execute cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

Results of Operations — Three Months Ended February 28, 2017 Compared to Three Months Ended February 29, 2016

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February 28, 2017 in percentages	Three Months Ended February 29, 2016 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	35.8	27.5
Selling, general and administrative	71.8	77.9
Auxiliary expense	2.8	4.1
Loss on disposition of property	0.0	3.0
Total operating expenses	110.4	112.5
Operating loss	(10.4)	(12.5)
Interest income	0.1	0.1
Interest expense	(1.0)	(1.0)
Other income - net	0.1	0.2
Loss before income taxes	(11.2)	(13.2)
Income tax benefit	(0.7)	5.0
Net income attributable to non-controlling interest	(0.1)	0.0
Net loss attributable to the Company	-11.9%	-8.2%

For the three months ended February 28, 2017, our total revenue was $21.3 million, a decrease of $1.4 million or 5.9%, as compared to total revenue of $22.7 million for the same period in 2016. The decrease was primarily due to the enrollment decrease of 4.4% during the winter quarter 2017 over the winter quarter 2016. The enrollment decreases were the result of economic conditions and lower market demand among our targeted student demographic. Our revenue for the three months ended February 28, 2017 consisted of $21.0 million from our NAU operations and $0.3 million from our other operations.

Total operating expenses were $23.5 million or 110.4% of total revenue for the three months ended February 28, 2017, which is a decrease of $2.0 million compared to the same period in 2016. Loss from operations was $2.2 million or (10.4)% of total revenue for the three months ended February 28, 2017, which is a decrease in operating loss of $0.6 million compared to the same period in 2016.

Net loss attributable to the Company was $2.5 million or (11.9)% of total revenue for the three months ended February 28, 2017, as compared to a net loss attributable to the Company of $1.9 million or (8.2)% of total revenue for the three months ended February 29, 2016. The increase in net loss was primarily due to a valuation allowance on our deferred tax assets totaling $1.0 million recorded at February 28, 2017. This valuation allowance can be reduced or reversed in the future as the Company returns to profitability. The valuation allowance was partially offset by expense reductions related to $0.7 million of assets written off as a result of two campus closures that occurred in 2016.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February 28, 2017 in percentages	Three Months Ended February 29, 2016 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	36.2	27.9
Selling, general and administrative	71.2	77.5
Auxiliary expense	2.8	4.1
Loss on disposition of property	0.0	3.3
Total operating expenses	110.2	112.8
Operating loss income	(10.2)	(12.8)
Interest income	0.1	0.1
Interest expense	(1.0)	(1.0)
Other income - net	(0.2)	0.0
Loss before income taxes and non-controlling interest	(11.3)	(13.7)

Total revenue. The total revenue for the three months ended February 28, 2017 was $21.0 million, a decrease of $1.4 million or 6.0%, as compared to total revenue of $22.4 million for the same period in 2016. The decrease was primarily due to the average enrollment decrease of 4.4% for the three months ended February 28, 2017 as compared to the same period in 2016. The enrollment decrease is due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the three months ended February 28, 2017 was $20.2 million, a decrease of $0.9 million or 4.6%, as compared to academic revenue of $21.1 million for the same period in 2016. The decrease was primarily due to lower enrollments compared to the prior year period. Auxiliary revenue for the three months ended February 28, 2017 was $0.9 million, a decrease of $0.4 million or 30.0%, as compared to auxiliary revenue of $1.3 million for the same period in 2016. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the three months ended February 28, 2017 were $7.6 million, an increase of $1.3 million, or 22.0% as compared to educational expenses of $6.3 million for the same period in 2016. $0.9 million of the increase was due to full-time faculty and other staff that were hired to support new academic programs. The educational services expense as a percentage of total revenue for the three months ended February 28, 2017, was 36.2%, as compared to 27.9% for the same period in 2016. The remaining percentage increase was largely a result of fixed costs, such as faculty expenses, being compared to a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the three months ended February 28, 2017, was 71.2%, as compared to 77.5% for the same period in 2016. The selling, general and administrative expenses for the three months ended February 28, 2017 were $15.0 million, a decrease of $2.4 million, or 13.8%, as compared to selling, general and administrative expenses of $17.4 million for the same period in 2016. The decrease was primarily due to $0.2 million reduction in bad debt expense, $0.9 million reduction in labor costs, $0.5 million in other institutional support costs and $0.2 million in other admissions expenses. We continue to work to identify and execute cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

Liquidity and Capital Resources

Liquidity. At February 28, 2017, and May 31, 2016, cash, cash equivalents and marketable securities were $15.8 million and $25.8 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in money market funds, certificates of deposit and treasury bills. Of the amounts listed above, the marketable securities at February 28, 2017 and May 31, 2016 were $6.2 million and $4.1 million respectively.

Based on our current operations and anticipated revenues, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion of physical locations, development of new programming, development of new hybrid learning centers and growth of our affiliate relationships. In addition, we plan to invest an additional $1.4 million into a 24-unit luxury apartment complex in the fiscal year ending May 31, 2017.

Operating Activities. Net cash used in operating activities for the nine months ended February 28, 2017 were $2.3 million compared to net cash provided by operating activities of $6.6 million for the nine months ended February 29, 2016. This decrease in cash is primarily due to an increase in net loss and a decrease in cash flows caused by the change in student accounts receivable, which is due to a timing difference in cash receipts; a reduction in the provision for uncollectable tuition and a decrease in accrued and other liabilities partially offset by a decrease in income taxes receivable. The increase in net loss was largely the result of decreased enrollment. This enrollment reduction is due, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

Investing Activities. Net cash used in investing activities for the nine months ended February 28, 2017 and February 29, 2016, were $6.3 million and $0.8 million respectively. The increase in the cash used in investing activities was due, in part to the purchase of US treasury bills and notes, which resulted in net purchases of $2.1 million in the nine months ended February 28, 2017 as compared to $0.0 million in the nine months ended February 29, 2016 and an additional $3.8 million of asset purchases, primarily related to the 24 unit luxury apartment complex.

Financing Activities. Net cash used in financing activities was $3.5 million and $6.5 million for the nine months ended February 28, 2017 and February 29, 2016 respectively. The decrease is due to a reduction of $3.0 million in treasury stock purchases as compared to the prior year.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2016 was disclosed in our fiscal year 2016 Annual Report on Form 10-K. During the nine months ended February 28, 2017, there were no material changes to this previously disclosed information outside the ordinary course of business.

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

The following table provides a reconciliation of net income attributable to the Company to EBITDA (In thousands):

	Nine Months Ended		Three Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Net loss attributable to the Company	$(5,344)	$(4,378)	$(2,536)	$(1,891)
Income attributable to non-controlling interest	39	35	12	16
Interest income	(77)	(62)	(28)	(18)
Interest expense	639	654	211	217
Income taxes	(1,254)	(2,234)	143	(1,123)
Depreciation and amortization	3,857	4,242	1,260	1,399
EBITDA	$(2,140)	$(1,743)	$(938)	$(1,400)

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three month period ended February 28, 2017. We also increase tuition (usually once a year) to assist offsetting inflationary impacts without creating a hardship for students. Consistent with the Company’s operating plan, a yearly salary increase in December (supported by evaluations and recommendations from supervisors) is considered to help alleviate the inflationary effects on staff. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At February 28, 2017, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 9, 2017, the Department of Education issued final debt-to-earnings rates to institutions for the first gainful employment debt measurement year. According to these final rates, two of our programs, one of which is no longer enrolling students, are failing. The one ongoing program, the Associates degree in Medical Assisting, represents approximately 5% of our total student population. In addition we have five programs in the “zone”, one of which is no longer enrolling students. If a program fails to meet the required debt-to-earnings rates in two out of any three consecutive years, or has a combination of failing and zone debt-to-earnings rates for four consecutive years, the program will cease to be eligible for students to receive Title IV Program funds. In addition to establishing required debt-to-earnings metrics, the gainful employment regulation also requires institutions to report student and program level data to the Department of Education on an ongoing basis, and to comply with certain additional public disclosure requirements that include specific warnings to students regarding programs that may lose Title IV Program eligibility based on final debt-to-earnings rates in the subsequent measurement year. We are currently developing strategies to improve the results for these programs and students enrolled in the programs. If any of our programs loses Title IV Program eligibility under the gainful employment regulations, or the required student warnings regarding failing programs results in student withdrawals or adversely affects new enrollments, it could materially affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Issuer Purchases of Equity Securities.

On February 12, 2016, the Company announced that its Board of Directors authorized the Company to repurchase up to $500,000 worth of shares of its common stock at a price of $1.75 or less per share, for aggregate consideration not to exceed $500,000, to be implemented during a period of one year from the date the stock repurchase plan is announced to the public. No shares of common stock were repurchased during the nine months ended February 28, 2017. There is $448,000 that may yet be purchased under this plan until the plan expires on April 4, 2017.

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

National American University Holdings, Inc.

Dated: April 7, 2017	By:	/s/ Ronald L. Shape
Ronald L. Shape President and Chief Executive Officer

By:	/s/ David K. Heflin
David K. Heflin, Ed. D. Chief Financial Officer

 26