Form 10-K
period 2017-05-31
National American University Holdings, Inc.
filed 2017-08-04
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2017
❑  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 001-34751

National American University Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-0479936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5301 Mt. Rushmore Road	57701
Rapid City, SD	(Zip Code)
(Address of principal executive offices)

(605) 721-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par Value	The NASDAQ Stock Market
Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ❑ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ❑ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☑

As of July 31, 2017, there were 24,227,376 shares of Common Stock, $0.0001 par value per share outstanding.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $19.7 million.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2017 fiscal year) are incorporated by reference into Part III of this Report.

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

Item 1. Business. Overview

National American University Holdings, Inc. is a provider of professional and technical postsecondary education primarily designed for working adults and other non-traditional students. We own and operate National American University, a regionally accredited, proprietary, multi-campus institution of higher learning founded in 1941. In 1998, the university began offering online degree programs. Through campus-based, blended, and fully online instruction, the university offers diploma, associate, baccalaureate, master’s, and doctoral degrees in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; and in higher education. The mission is to prepare students of diverse interests, cultures, and abilities for careers in our core fields in a caring and supportive environment.

Since 2013, increasing numbers of students have been transitioning from ground-based programs to fully online or blended offerings. Multiple locations are evolving to become online support centers as opposed to locations for ground-based programs. These locations use small physical facilities in strategic geographic areas, allowing students to work with staff online or in person for assistance with their educational choices and related services while completing the majority of their coursework online. Working adults and other non-traditional students remain attracted to the flexibility of online programs and the personal attention provided at our physical facilities. As a result, we are realigning our ground-based resources and distance-learning infrastructure to support the growing percentage of students in blended and online offerings, as well as to support our efforts in serving military students and students from closed institutions through formal teach-out and transfer arrangements. As of May 31, 2017, NAU operated 32 locations across the states of Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, and Texas. Distance learning operations and central administration offices operate from Rapid City, South Dakota. During the third quarter of fiscal year 2017, we consolidated three campus-based operations in Texas and Minnesota, realigning them to expand administrative and enrollment services support in key locations of our university system. Simultaneously, we opened locations to serve military students and community college graduates.

In addition to the university operations, NAUH operates a real estate business known as Fairway Hills Developments, or Fairway Hills. The real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Residential Development area of Rapid City, South Dakota. Fairway Hills recently completed construction on a 24-unit luxury apartment complex.

The university’s enrollment declined from 9,519 students as of May 31, 2015 to 8,185 students as of May 31, 2016, and then decreased to 6,707 students as of May 31, 2017, representing a decrease of approximately 14.0% from 2015 to 2016 and a decrease of 18.1% from 2016 to 2017. Across the system, eight undergraduate locations experienced year-over-year growth; our graduate school achieved 13.0% growth and our doctoral school achieved 12.6% growth in the Spring 2017 Quarter. We believe the decline in student enrollment and revenue is the result of the regulatory scrutiny of the industry and the current economic environment. Over the past year, the rate of decline has slowed significantly and is comparable or better to institutions across the higher education landscape. Similar to our peers, many working adults have chosen not to attend school.

Notwithstanding the unfavorable economic environment, we believe the opportunity exists to increase profit by controlling costs and further leveraging our online offerings and physical locations. During the same periods, revenue declined from $117.9 million for the fiscal year ended May 31, 2015, to $96.1 million for fiscal year ended May 31, 2016, and then decreased to $86.6 million for the fiscal year ended May 31, 2017, representing annual decreases of 18.5% and 9.9%, respectively. Income before income taxes for the fiscal year ended May 31, 2015 was $11.2 million, compared to a loss of $8.2 million for the fiscal year ended May 31, 2016, and a loss of $7.8 million for the fiscal year ended May 31, 2017.

Revenue for the NAU segment declined from $116.3 million in fiscal year 2015 to $95.0 million in fiscal year 2016 and decreased to $85.4 million in fiscal year 2017, representing a decrease of 18.3% between 2015 and 2016 and a decrease of 10.1% from 2016 to 2017. Income before income taxes for the NAU segment was $9.5 million in fiscal year 2015, decreasing to a loss of $8.2 million in fiscal year 2016 and then decreasing to a loss of $7.8 million in fiscal year 2017. Total assets for the NAU segment decreased from $78.1 million in fiscal year 2015 to $60.6 million in fiscal year 2016, and decreased to $44.4 million in fiscal year 2017.

Revenue for the Fairway Hills segment, decreased from $1.6 million in fiscal year 2015 to $1.1 million in fiscal year 2016 and increased to $1.2 million in fiscal year 2017, representing a decrease of 31.1% between 2015 and 2016, and an increase of 4.5% from 2016 to 2017. Income before taxes for this segment went from $1.7 million in fiscal year 2015 to a loss of $0.02 million in fiscal year 2016 and then increased to a $0.02 million of income in fiscal year 2017. Total assets for Fairway Hills decreased from $8.5 million in fiscal year 2015 to $7.9 million in fiscal year 2016 and then increased to $13.2 million in fiscal year 2017.

University History

Founded in 1941, NAU, then operating under the name National School of Business, offered specialized business training designed for women in western South Dakota wanting to work outside the home. During the late 1960s and early 1970s, the university progressed from a two-year business school to a four-year college of business and embarked on a recruitment of qualified graduates of one- and two-year programs from accredited business schools in the eastern United States. Such programs allowed students to continue their education and receive appropriate transfer credits for their previous academic achievements. In 1974, the university, then known as National College, added its first branch campus in Sioux Falls, SD, followed later that year by branch campuses in Denver and Colorado Springs, CO, and Minneapolis and St. Paul, MN. The university offered conveniently scheduled courses that would lead to a degree appealing to working adults and other non-traditional students. Today, the university continues its mission to provide quality professional and technical education for predominantly underserved working adult students and to ensure that students transferring credits can do so with minimal disruption to degree progression and timeline to completion.

Over the past three years, NAU has particularly focused its academic initiatives on market needs and on educational research that addresses the social, emotional, financial, and academic needs and issues of underserved working adults. Through these initiatives, we have purposefully redesigned the student and student-faculty experience, have expanded research and scholarship, and have revised programs to maximize transfer credit and credit for prior learning options. We have created new math and writing course pathways, launched co-requisite remedial offerings, built incentives for attending full-time, and integrated career services and career development across the curricula. We have addressed high-failure gateway courses and have implemented intrusive advising and support services based on student success analytics to improve learning, make gains in persistence and completion, and reduce time to degree. Simultaneously, we are revitalizing our performance-based, competency-driven curricula as we rework the instructional design of our courses through D2L/BrightSpace and fully embed mobile-first technologies. In this same time period, NAU has engaged with accreditors, state postsecondary agencies, and state boards of nursing to serve students displaced by closed schools, providing those students with pathways to complete their desired educational programs.

The university continues to manage changing needs for educational sites; to add campus-based, blended, and online undergraduate and graduate programs; and to develop new technologies to support student learning, persistence, and degree progression and completion. New offerings launched or in development include cybersecurity, forensics, surgical technology, vocational nursing, health information management, aviation, strategic intelligence, counterterrorism, and strategic security and protection. For many years, the university has sustained affiliations with vocational institutions in Canada, providing consulting in the development and delivery of online programs. In 2016, NAU launched Canada-Online, a subset of online health, paralegal, and business-related associate and baccalaureate degree programs specifically designed to allow transfer and degree-completion options for Canadian students in affiliated institutions graduating with diplomas. In June 2017, the university launched the College of Military Studies, which provides comprehensive military student support services and undergraduate and graduate programs customized for veterans, active military, and their families.

Corporate Information

National American University Holdings, Inc., formerly known as Camden Learning Corporation, was organized under the laws of the State of Delaware on April 10, 2007, as a blank check company to acquire one or more domestic or international assets of an operating business in the education industry. On November 23, 2009, as a result of the merger transaction with Dlorah, Inc., a South Dakota corporation, which owns and operates NAU, Dlorah became our wholly owned subsidiary. For accounting purposes, Dlorah was the acquirer and accounted for the transaction as a recapitalization. Accordingly, the consolidated financial statements included in this annual report on Form 10-K reflect the results of Dlorah. We conduct substantially all of our business and generate substantially all of our revenue through Dlorah. Our primary business is the operation of National American University, which generated 98.7% of our revenue in fiscal year 2017. We also have Fairway Hills, a multi-family residential real estate operation in Rapid City, South Dakota, which generated 1.3% of our revenue in fiscal year 2017. The NAU website is www.national.edu. The information on the website is not incorporated by reference in this Annual Report on Form 10-K. We upload the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on the website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Our Core Values

Since inception, the following core values have guided the university, which we believe have contributed to our success in obtaining and retaining students and faculty:

●
offer high quality instructional programs and services;

●
provide a caring and supportive learning environment; and

●
offer technical and professional career programs.

These core values have remained our foundation as we expanded from a single education site offering specialized business training to a multi-state, diversified, educational institution with diploma, associate, baccalaureate, master’s, and doctoral degrees. We promote understanding and support of our mission and core values through participation of students, faculty, staff administrators and the board of governors in the governance and administrative structures of the university. We have adopted and implemented policies and procedures to ensure adherence to our core values and to operate with integrity as we fulfill our mission.

Our commitment to these core values is evidenced in the daily interactions among our students, faculty, staff, and administrators:

●
the strong academic and learning support structures, services, and resources for students;

●
the overall ease of the registration process;

●
the transferability of credits;

●
the career-focused professional and technical programs;

●
the caring and supportive attitude by faculty toward students; and

●
the opportunity to specialize learning through program emphasis areas.

Approach to Academic Quality

   We have identified several academic initiatives to promote a high level of academic quality, including:

Student engagement, learning, academic achievement, persistence to credential, and career success. The urgency of now is to assist working adults in getting the credit they deserve at NAU; to teach, assess, mentor, and support until every student acquires the skills, knowledge, and abilities they need; and to create policies, processes, programs, and learning experiences that exceed expectations.

Comprehensive overhaul of all NAU course curricula, student educational experience, and learning management system. We are reconceiving the entire student experience online and updating all assignments, assessments, and competency clusters across learning outcomes in ways that allow them to be unbundled into micro-credentials or integrated into new course and program combinations. We design our curricula to address specific career-oriented objectives we believe working adult and other non-traditional students are seeking. We have invested significant human and financial resources in the implementation of this curricula development to support faculty and students in achieving prescribed student learning outcomes. The performance-based curricula are designed and delivered by faculty members who are committed to delivering a high quality, current and relevant education to prepare students for their professions.

Qualified faculty. NAU seeks to hire and retain highly qualified faculty members with relevant practical experience and the necessary skills to provide a high-quality education for its students. More than 90% of our faculty members hold graduate degrees. We seek faculty members who can integrate relevant, practical experiences from their professional careers into the courses they teach. We also invest in the professional development of our faculty members by providing training in campus and online teaching techniques, hosting events and discussion forums that foster sharing of best practices and continually assessing teaching effectiveness through administrative reviews and student evaluations.

Standardized course design. We employ a standardized curriculum development process to promote consistent, authentic learning experiences in our online courses, and implement this curriculum through blended instructional delivery at the campus locations. We continue to review programs in an effort to ensure they remain consistent, up-to-date and effective in producing the desired student learning outcomes. We also regularly review student survey data to identify opportunities for course modifications and enhancements. NAU plans to implement BrightSpace by D2L in fall 2017. Upgrades include live chat, texting, live tutoring, and other new tools for faculty-student engagement. In addition, the D2L/Brightspace course room prototype for all 450+ undergraduate and graduate courses has been developed and is being tested by NAU staff, faculty, and students. We have defined a curricular model that evaluates the competencies, learning outcomes, and related assignments and assessments across an academic program. By 2019, all programs and courses should have the ability to be unbundled and offered on a pure competency-based and laddered credential model.

Effective student services. We establish teams of academic and administrative personnel who act as the primary support for our students, beginning at the application stage and continuing through graduation. In recent years, we have also concentrated on improving the technology used to support student learning, including enhancing our online learning platform and student services. As a result, many of support services, including academic, administrative, library and career services are accessible online, allowing users to access these services at a time and in a manner convenient to them.

Continual academic oversight. The provost’s office, in conjunction with other academic offices, conducts academic oversight and assessment functions for all programs, and evaluates the content, delivery method, faculty performance and desired student learning outcomes. We continually assess outcomes data to determine whether students graduate with the knowledge and skills necessary to succeed in the workplace. The provost also initiates and manages periodic examinations of the curricula to evaluate and verify academic program quality and workplace applicability. Based on these processes and student feedback, we determine whether to create new programs, modify current programs, or discontinue those that do not meet our standards or market needs.

Board of Governors. We maintain a separate board of governors to oversee the academic mission of the university. Among other things, the board of governors is responsible for determining the mission and purposes of the university, approving educational programs and ensuring the well-being of students, faculty and staff. A majority of the board of governors’ members are independent, experienced in education, administration, business, international business, government, law, communications, and occupational therapy. Board membership has remained stable for many years. The oversight and guidance of the board of governors has been critical to the development and the maintenance of academic standards.

Industry and Outlook

NAU operates in the same market as for-profit and non-profit public and private professional and technical institutions and community colleges. Competition is generally based on location, program offerings, modality, the quality of instruction, placement rates, selectivity of admissions, recruiting, and tuition rates. We compete for enrollments by offering more frequent start dates, more flexible hours, better instructional resources, more hands-on training, shorter program length and greater assistance with job placement. We also compete with other career schools by focusing on offering high demand, career-oriented programs, providing individual attention to students and focusing on flexible degrees for working adults and other non-traditional students. We believe we can compete effectively in our respective local markets because of the diversity of our program offerings, quality of instruction, strength of our brand, reputation and success in placing students with employers.

Our competition differs in each market depending on the curriculum offered. Because schools can add new programs in a relatively short period of time, typically within six to twelve months, new competitors within an academic program area can emerge quickly.

Certain institutions have competitive advantages over us. Non-profit and public institutions receive substantial government subsidies, government and foundation grants and tax-deductible contributions and have other financial resources generally not available to for-profit schools. In addition, some of our for-profit competitors have a more extended or dense network of schools and campuses, which may enable them to recruit students more efficiently from a wider geographic area. Furthermore, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater financial resources and name recognition, which may enable them to compete more effectively for potential students. We expect to face continued competition as a result of new entrants to the online education market with similar programmatic offerings.

Competitive Strengths

    We believe the following strengths enable us to compete effectively in the postsecondary education market:

Our physical locations and program and delivery mix allow for greater leverage of assets. Our locations provide students face-to-face, blended and online learning as well as a range of student services. In addition, these locations provide an opportunity for students to take certain courses at our educational sites while taking the majority of their classes online. This approach provides students with a more flexible class experience and allows us an opportunity to further leverage our fixed assets.

Our diversified, technical, and professional program mix. Programs target in-demand associate, baccalaureate, master’s, and doctoral programs in professional and technical areas, including business, accounting, information technology, legal studies, allied health, and nursing. Program evaluation and development processes allow the university to continually update academic offerings relevant to the field, as well as design new programs to meet current industry needs.

Our Doctorate in Education (Ed.D.) with nationally recognized leadership. The Ed.D. program includes nationally renowned community college leaders and faculty who have served as presidents and chief officers of community colleges for more than 40 years and who have published numerous books and articles on leadership of community colleges in the last several decades. The doctoral program and its recognized faculty bring great visibility to the university and has produced partnerships with community colleges and enrollments comparable to the largest community college leadership programs in the country.

Our multiple accreditations and regulatory approvals. NAU is regionally accredited through the Higher Learning Commission (“HLC”). In addition, many of our programs maintain specialized or professional accreditation and approvals.

Our affiliations with other educational institutions. NAU began offering online academic programs in 1998, and has continually developed expertise in curricula and technology related to online education. We have established a number of affiliations with other educational institutions to provide curriculum development services and technology support services. We also believe NAU provides an appealing opportunity for displaced students of closed schools who seek to continue their education through transfer and teach-out options.

Our commitment to high demand professional and technical programs. We are committed to offering quality, performance-based educational programs to meet the needs of employers. Our programs are designed to help our students achieve their career objectives in a competitive job market. The entire student experience online is being re-conceived and all assignments, assessments, and competency clusters across learning outcomes are being updated in ways that allow them to be unbundled into micro-credentials or integrated into new course and program combinations. Qualified faculty members, who often have practical experience in their respective fields, teach our programs and offer students “real-world experience” perspectives. We periodically review and assess our programs and faculty to ensure that our programs are current and meet the changing demands of employers.

Our focus on individual attention to students. We believe in providing individual attention to our students to ensure an excellent educational experience. We provide student support services, including administrative, financial aid, library, career, and technology support, to help maximize their success. We also provide personal guidance to our students during the admissions process, academic advising, financial services, learner support and career services.

Our focus on flexible scheduling. We have designed our program offerings and our online delivery platform with flexible scheduling to meet the needs of working adults and other non-traditional students. We offer on-site day, evening, and weekend classes, as well as online and blended degree and diploma programs. We believe working adults and other non-traditional students are attracted to the convenience and flexibility of our programs because they can study and interact with faculty and classmates during times and at places that suit their needs.

Our focus on improving processes. In collaboration with the IT team, academic leaders have developed and launched or will launch three new cloud-based comprehensive service points for math, writing, career, and library support—as well as 24/7 student support. The results from previous quarters indicate that the successful completion rate in math has risen. Use of the math and writing support systems and tutoring have doubled in the past year. The IT team in collaboration with academics developed ROCKET and TEAMS 3, a cloud-based version of NAU’s signature undergraduate persistence and completion system to improve faculty and advisor response time. The cloud-based system allows faculty, advisors, campus directors, and college and associate deans to track student progress, attendance, grades, posted assignments, etc., to intervene proactively if a student becomes in any way at risk. The university has also implemented a new process to ensure that faculty and directors of student success respond to at-risk student alerts within 24 hours and post a resolution within 48 if at all possible.

Our focus on improving faculty-student engagement. Over the course of spring and summer quarters all new and continuing undergraduate faculty complete an orientation on new expectations for weekly synchronous and asynchronous faculty-student engagement in discussion boards, assignments, labs, and other support within every course. Faculty evaluations now include the expectation for substantive and iterative engagement; new expectations for discussions are now in place for students and faculty; and the ongoing overhaul of all courses is embedding new technology tools that enhance engagement and synchronous interaction.

Our focus on faculty development and scholarship. Within the Harold D. Buckingham Graduate School, the graduate and undergraduate faculty worked collaboratively to host the first conference on faculty scholarship and the adult learner. The 2017 iteration will focus on increasing awareness, showcasing graduate faculty and student research and scholarship, and improving publicity and participation. The new process to ensure faculty and student scholarship and research in the master’s programs has resulted in 100 percent graduate faculty participation in some form of professional development and/or scholarship each year. Further, all courses and programs are planned to be revised by 2019 to integrate real-world research into student activities.

Our focus on the military. In June 2017, the university launched the College of Military Studies (CMS) to focus and provide informed quality education and a premier customer service platform response to the needs and demands of servicemen and women, their dependents, and veterans. The CMS is also focusing on safeguarding veterans’ benefits and ensuring the military student population is well-served.

Our experienced executive management team with strong operating history. NAU’s executive management team possesses extensive experience in the management and operation of postsecondary education institutions. The president and chief executive officer, Dr. Ronald Shape, began his career in higher education with us in 1991. He began teaching courses in accounting, auditing and finance in 1995, became the chief fiscal officer in 2002, and the chief executive officer in April 2009. Dr. Lynn Priddy, provost and chief academic officer of the university, joined NAU in 2013. She began her career in education in 1986, serving as English faculty, director, dean, and vice president of several institutions. In 1999, she joined the largest regional accreditor, the Higher Learning Commission, where she served fourteen years, the last five as vice president. Dr. David Heflin is the chief financial officer and joined NAU in June 2015. Dr. Heflin began his career in education in 2001. From 2001 to 2005, Dr. Heflin served as chief financial officer and chief operating officer at the University of Sioux Falls. From 2005 to 2008, he served Clayton State University as vice president of business and operations. From 2008 to 2014, Dr. Heflin led the Colorado Technical University of Sioux Falls as campus president. Dr. Heflin is a licensed certified public accountant and has been a member of the American Institute of Certified Public Accountants since 1983. Dr. Robert A. Paxton was appointed president of online learning operations in January 2009 and is currently the president of external relations and strategic initiatives. From January 1995 to August 2008, Dr. Paxton served as president of Iowa Central Community College. He served as vice president of instruction of Cowley County Community College and Area Vocational-Technical School, Arkansas City, Kan., from June 1990 to December 1994 and as dean of student services from July 1988 to June 1990. Michael Buckingham was appointed president of the real estate operations in November 2009. Mr. Buckingham oversees the maintenance of all the facilities in the NAU system, as well as properties being developed by the real estate operations. Mr. Buckingham served as corporate vice president of Dlorah from 1992, and the president of Dlorah’s real estate operations from 1988, until the closing of the Dlorah merger in 2009.

Business Development and Expansion

The expansion of academic program offerings demonstrates continued investment in current and future growth. Academics has focused on persistence to improve enrollment numbers and on potential expansion of allied health programs and nursing to select campuses. New expectations for program coordinators and online recruitment centers focus on resolving and breaking the barriers to declining new enrollments. In response to workforce and student demand, we have expanded undergraduate and graduate programming in healthcare, business, education, legal studies, and management. Since 2014 more than 30 new programs have either been launched or will be launched by the end of 2017. Program expansion focuses on areas that demonstrate anticipated employment growth of 15% or higher by 2022, with most focused on allied health, information technology, security, and logistics. Our new program offerings typically build on existing programs and incorporate additional specialized courses, which offer students the opportunity to pursue programs that address their specific educational objectives while allowing us to expand our program offerings with modest incremental investment.

NAU began offering academic degree and diploma programs online in 1998, through what we refer to as our online campus. We were one of the first regionally accredited universities to be approved by the HLC to offer full degree programs under an Internet-based delivery methodology. We have invested heavily in the creation and evolution of a sophisticated and reliable online delivery system. The online campus has grown as an organizational structure, providing a scope of service consistent with the university’s other campuses. Careful consideration was afforded to preserving the student-centered philosophy of the university while capitalizing on the technological advancements in online delivery. Students can now access all support services, tutoring, library, career services, courses, and program information via their smart phones. In addition, IT has implemented electronic forms, replacing paper-based systems, and has launched auto-population of grades from D2L to CampusVue. In June 2017, NAU launched a completely revised virtual graduation that allows for live-streaming of graduates, faculty, and testimonials. The organization of the online campus continues to evolve in response to increasing enrollment and the expanding sphere of quality services available to our students.

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

Growth Strategies

Expand academic program offerings. NAU continues to focus on offering a variety of in-demand degree programs in multiple locations and delivery formats. On all levels, we consider changes in student demographics, demand for degree programs and employment outlook in our business development decision-making processes. The planning process includes long-range planning, feasibility studies, market research and a variety of other research projects involving changing job markets. In that regard, we continue to address current societal and economic trends and engage in appropriate analysis and planning for the programs and markets we seek to develop. New program offerings typically build on existing programs and incorporate additional specialized courses, which offer students the opportunity to pursue programs that address their specific educational objectives while allowing us to expand our program offerings with modest incremental investment.

Increase enrollment in existing academic programs. We focus on increasing enrollment in our core academic programs by refining our marketing and recruiting efforts to identify, and enroll students seeking degrees or diplomas in the academic programs we offer. We also focus on retaining students so they may achieve their educational goals. We believe that the depth and quality of our existing core programs will provide opportunity for additional growth. The business-related master’s programs continue to increase in enrollment, benefitting from the dual credit at the bachelor’s level and other solid changes and improvements made at the graduate school.

Expand relationships with private sector and government employers. We seek additional relationships with healthcare systems, businesses, and other employers, including governmental and military employers, through which we can market our program offerings to their employees. These relationships provide enrollment opportunities for the university’s programs, build recognition among employers in our core disciplines, and enable us to identify new degree and diploma programs that are in demand by students and employers.

Leverage infrastructure. We intend to continue investing in our people, processes, and technology infrastructure. As we overhaul the learning management system, the goal is to create the NAU experience that refreshes and engages working adult learners, solidifying NAU as the place for our students to achieve a better life and more fulfilling work. NAU also offers an innovative hybrid teaching and learning experience not bound by geography. Through Mondo Synchronous Learning (Mondo SL), we can offer real-time learning experiences through the 70-inch Mondo Pads to NAU students that bridge campuses, build diverse communities of learners, showcase our best instructors, and provide access to the traditional campus experience. We believe these investments have prepared us to deliver our academic programs to a larger student population with only modest incremental investment. We intend to leverage these investments as we seek to grow enrollment, which we believe will allow us to increase our operating margins over time.

Continue to expand affiliations with other educational institutions. NAU provides online course hosting and technical assistance to approximately 2,500 students through affiliated institutions. We will continue to seek to expand the number of affiliations with other educational institutions to provide online program services. These services can meet the needs of other institutions while providing us with additional sources of revenue.

Pursue strategic acquisitions. We will consider acquisitions of educational institutions with the potential for program replication, new areas of study, new markets with attractive growth opportunities, further expansion of our online delivery capability and advanced degree programs.

Accreditation and Program Approvals

The quality of our academic programs is evidenced by institutional and program-specific accreditations and approvals. We received initial accreditation from the HLC in 1985. Since then, we have continued to grow and expand, and have obtained HLC approval for new geographic sites and graduate degree programs. In addition to institution-wide accreditation, numerous specialized commissions accredit or approve specific programs or schools, particularly in healthcare and professional fields. Accreditation or approval of specific programs by one of these specialized commissions signifies that those programs have met the additional standards of those agencies. For a list of our institutional and specialized or professional accreditation see “Regulatory Matters — Accreditation.”

We are approved for veterans training and for administering various educational programs sponsored by federal and state agencies, such as the Bureau of Indian Affairs, the Social Security Administration and various state rehabilitation services.

Programs and Areas of Study

NAU offers the Doctor of Education, a Master of Business Administration, Master of Management, Master of Science in Nursing, Bachelor of Science, Associate of Applied Science and Associate of Science degrees, with a variety of program options leading to each of these degrees. Many of the degree programs offer emphasis areas. We also offer diploma programs consisting of a series of courses focused on particular areas of study for students seeking to enhance their skills and knowledge in the areas of information technology and allied health.

As of May 31, 2017, we offered the following degree and diploma programs:

Graduate Degrees	Associate Degrees
Doctor of Education	Accounting
Master of Business Administration	Business Administration
Master of Business Administration with:	Business Logistics
● Emphasis in Accounting	Computer Support Specialist
● Emphasis in Aviation Management	Construction Management
● Emphasis in E-Marketing	Criminal Justice
● Emphasis in Health Care Administration	Emergency Medical Services
● Emphasis in Human Resource Management	Health and Beauty Management
● Emphasis in Information Technology Management	Health Information Technology
● Emphasis in International Business	Information Technology
● Emphasis in Management	Invasive Cardiovascular Technology
● Emphasis in Operations and Configuration Management	Management
● Emphasis in Project and Process Management	Medical Administrative Assistant
Executive Master of Business Administration	Medical Assisting
Medical Laboratory Technician
Master of Management	Medical Staff Services Management
Master of Management with:	Occupational Therapy Assistant
● Emphasis in Aviation Management	Associate of Science in Nursing
● Emphasis in Criminal Justice Management	Paralegal Studies
● Emphasis in E-Marketing	Professional Legal Studies
● Emphasis in Health Care Administration	Retail Management
● Emphasis in Higher Education	Small Business Management
● Emphasis in Human Resource Management	Surgical Technology
● Emphasis in Information Technology Management
● Emphasis in Operations and Configuration Management ● Emphasis in Project and Process Management	Diplomas
Accounting and Bookkeeping
Computer Support Specialist
Master of Science in Nursing	Healthcare Coding
Master of Science in Nursing with:	Medical Billing and Coding
● Emphasis in Care Coordination	Network and Server Administrator
● Emphasis in Education	Office Applications and Software Support
● Emphasis in Nursing Administration
● Emphasis in Nursing Informatics

Bachelor’s Degrees
Accounting
Aviation Management
Business Administration
Business Administration with:
● Emphasis in Accounting
● Emphasis in Entrepreneurship
● Emphasis in Financial Management
● Emphasis in Human Resource Management
● Emphasis in Management
● Emphasis in Management Information Systems
● Emphasis in Marketing
● Emphasis in Retail Management
● Emphasis in Supply Chain Management
● Emphasis in Tourism and Hospitality Management
Construction Management
Criminal Justice
Emergency Medical Services Management
Energy and Manufacturing Management
Energy Management
Healthcare Management
Information Technology
Information Technology – Game Software Development
Information Technology with:
● Emphasis in Applications Development
● Emphasis in Cybersecurity and Forensics
● Emphasis in Database Administration/Microsoft
● Emphasis in Management Information Systems
● Emphasis in Network Management/Microsoft
● Emphasis in Web Development
Licensed Practical Nursing to Bachelor of Science in Nursing
Management
Bachelor of Science in Nursing
Registered Nurse to Bachelor of Science in Nursing
Organizational Leadership
Paralegal Studies
Professional Legal Studies

Third-Party Relationships

Collaborations

We work with local businesses and corporations where our educational sites are located to offer a variety of courses and schedule formats to assist busy professionals. For certain programs, we offer customized courses and schedules and on-site classes. For example, we have relationships with hospitals and healthcare centers so students in the nursing and allied health programs can complete their clinical and practicum experiences on-site.

We also collaborate with local and national entities to provide educational programs that they desire. Examples of these collaborations include military memoranda of understanding and governmental and educational alliances. Among these alliances is our affiliation with the Serviceman’s Opportunity College, which was developed in response to the special needs of adult continuing education for people in the armed forces.

Affiliations

NAU began offering online academic programs in 1998, and has continually developed expertise in curricula and technology related to online education. We have established a number of affiliations with other educational institutions to provide curriculum development services and technology support services. We also believe NAU provides an appealing opportunity for displaced students of closed schools who seek to continue their education through transfer and teach-out options.

Associate to Bachelor’s Degree Completion Program

Our associate to bachelor’s degree completion programs, also called the 2 + 2 degree completion programs, are based on strategic affiliations with various higher education institutions in the United States. These programs allow students with an associates degree to transfer into a bachelor’s degree.

Educational and Administrative Sites

The central administration is in Rapid City, South Dakota. We lease our educational and administrative sites from third parties. As of May 31, 2017, we provided educational offerings and support services in the following locations:

State	Address	Approximate Size
Colorado:	8242 S. University Blvd., Suite 100	4,600 sq. ft.
Centennial, CO 80122-3178

	1079 Space Center Dr.	5,500 sq. ft.
Colorado Springs, CO 80915-3612

	1915 Jamboree Dr., Suite 185	9,300 sq. ft.
Colorado Springs, CO 80920-5378

	350 Blackhawk Street	14,436 sq. ft.
Aurora, CO 80011

Indiana:	3600 Woodview Trace, Suite 200	16,375 sq. ft.
Indianapolis, IN 46268-3167

Kansas:	10310 Mastin St.	25,500 sq. ft.
Overland Park, KS 66212-5451

	7309 E. 21st St. North, Suite G40	10,100 sq. ft.
Wichita, KS 67206-1179

	8428 W. 13th St. N., Suite 120	6,600 sq. ft.
Wichita, KS 67212-2980

Minnesota:	7801 Metro Parkway, Suite 200	20,400 sq. ft.
Bloomington, MN 55425-1536

	6200 Shingle Creek Parkway, Suite 130	14,300 sq. ft.
Brooklyn Center, MN 55430-2131

	1550 W. Highway 36	14,800 sq. ft.
Roseville, MN 55113-4035

	3906 E Frontage Highway 52 Rd. NW	7,150 sq. ft.
Rochester, MN 55901-0108

	10901 Red Circle Dr., Suite 150	5,200 sq. ft.
Minnetonka, MN 55343-4545

	513 W. Travelers Trail	6,000 sq. ft.
Burnsville, MN 55337-2548

Missouri:	3620 Arrowhead Ave.	18,300 sq. ft.
Independence, MO 64057-1791

	7490 NW 87th St.	16,700 sq. ft.
Kansas City, MO 64153-1934

	401 NW Murray Rd.	7,000 sq. ft.
Lee’s Summit, MO 64081-1425

Nebraska:	3604 Summit Plaza Dr.	9,500 sq. ft.
Bellevue, NE 68123-1065

New Mexico:	4775 Indian School Rd. NE, Suite 200	24,400 sq. ft.
Albuquerque, NM 87110-3976

	10131 Coors Blvd., NW Suite I-01	6,200 sq. ft.
Albuquerque, NM 87114-4045

Oklahoma:	8040 S. Sheridan Rd.	8,600 sq. ft.
Tulsa, OK 74133-8945

South Dakota:	5301 Mount Rushmore Rd. *	99,600 sq. ft.
Rapid City, SD 57701-8931

	1000 Ellsworth St., Suite 2400B	6,700 sq. ft.
Ellsworth AFB, SD 57706-4943

	5801 S. Corporate	22,400q. ft.
Sioux Falls, SD 57108-5027

	925 29th St. SE	4,700 sq. ft.
Watertown, SD 57201-9123

Texas:	13801 Burnet Rd., Suite 300	20,400 sq. ft.
Austin, TX 78727-1281

	6836 Austin Center Blvd, Suite 270	10,300 sq. ft.
Austin, TX 78731-3188

	4522 Fredericksburg Rd., Suite A100	37,343 sq. ft.
San Antonio, TX 78201

	1015 West University Ave. Suite 700	7,170 sq. ft.
Georgetown, TX 78628-5355

	203 West Jasper, Suite 200	2,021 sq. ft.
Killeen, TX 78752

	300 N. Coit Road, Suite 225	4,700 sq. ft.
Richardson, TX 75080-5400

475 State Highway 121 S. By-pass, Suite 150	5,500 sq. ft.
Lewisville, TX 75067-8193

18600 LBJ Freeway	16,800 sq. ft.
Mesquite, TX 75150-5628

11511 Katy Freeway, Suite 200	3,007 sq. ft.
Houston, TX 77079-1744

* Rapid City Campus, Distance Learning Operations & Central Administration

The university periodically offers credit and non-credit offerings in other locations. Our on-site programs not only offer students, faculty, and staff an opportunity to participate in a more traditional college experience, but also provide online students, faculty, and staff with a sense of connection to the university.

Faculty and Other Employees

NAU’s faculty includes full-time and part-time campus-based and online faculty members. Approximately 72% of our current faculty members hold a master’s degree in their respective field and approximately 21% hold a doctoral degree or first professional degree. During fiscal year 2017, the university employed approximately 80 full-time and 800 part-time faculty members; more than 550 faculty members are active each quarter. These numbers reflect an effort by the institution to effectively manage redundant course offerings and to maintain academically sound class sizes. Average class size ranges from less than 10 students on ground to 21 students online depending on the academic program. The average class size system wide is about 16 students per class.

We follow a specific process for hiring faculty in accordance with published standards for faculty members based on state regulations, HLC requirements, and specialized standards.

NAU recruits qualified faculty through postings on the university’s website, as well as placement of advertisements in local and national media. We review official transcripts to validate academic qualifications and faculty vitae to verify academic preparation consistent with the university’s qualification guidelines, as well as engagement in relevant professional activities.

Training, evaluating and recognizing faculty members originates with the college dean and associate academic deans. All faculty members complete an online faculty orientation, coordinated by the system academics office, which consists of seven modules addressing the university’s mission and core values, the instructor’s role at the university, learning concepts and theories, good practices in teaching and assessment, classroom management, and accreditation standards and regulatory requirements related to academics. Regularly scheduled webinars are also available for faculty development each quarter. In addition, the campus directors and full-time faculty are responsible for local orientation and in-service programs for faculty, schedules for faculty appraisal, promotions, and merit increase recommendations, as well as formal and informal efforts to retain faculty members. Central academics establishes and upholds the university’s policies and practices for faculty appraisal. We provide ongoing and meaningful feedback on individual performance to our faculty members for their professional growth and for the continued advancement of the university. Retention of quality adjunct faculty is a priority.

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

In addition to our faculty, as of May 31, 2017, we employed more than 600 staff and administrative personnel in university services, academic advising and support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with the university.

Marketing, Recruitment, and Retention

Marketing. We engage in a range of activities designed to generate awareness among prospective students, such as building brand awareness via internet platforms, television and radio advertising, direct mail, email, and print. The marketing department’s goal is to distribute relevant content to our target audiences in order to gain brand awareness, create a desire to attend NAU by engaging our audiences, and support admissions in enrollment growth. NAU’s audience is primarily adult learners choosing to advance their education for personal and career-related goals.

Recruitment. Once a prospective student has indicated an interest in enrolling, the university’s lead management system identifies and directs an admissions representative to initiate prompt communication. The enrollment and completion advisor serves as the primary, direct contact for the prospective student, and the advisor’s goal is to help the student gain sufficient knowledge and understanding of the university’s programs so the prospective student can assess whether the university’s offerings satisfy his or her goals.

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

The student support services we provide include:

Academic and learner support services. We provide students with a variety of services designed to support their academic studies. We offer students entrance orientation, academic advising, technical support, research services, writing services, ADA accommodations, access to counseling, and tutoring. New faculty-student high-touch, high-engagement strategies continue to improve both persistence rates and academic achievement at the graduate level.

Administrative services. We provide students access to a variety of administrative services in person as well as telephonically and via the Internet. For example, students can review class schedules, apply for financial aid, pay tuition, and access their unofficial transcripts online. The university’s financial service representatives provide personalized online and telephonic support to the students.

Library services. We provide a mix of online and on-campus library resources, services, and instruction to support the educational and research endeavors of our students, faculty and staff, including physical and online libraries and online library resources available 24/7. We plan to launch new cloud-based service points for library support in the future.

Career services. For those students seeking to change careers or explore new career opportunities, we offer career services support, including resume review and evaluation, career planning workshops and access to career services information for advice and support. We plan to launch new cloud-based service points for career services support in the future.

Technology support services. We provide online technical support to help students remedy technology-related issues. We also provide online tutorials and “Frequently Asked Questions” for students who are new to online coursework.

Admissions

Prospective students complete an application to enroll in our programs. Once the application has been submitted, an admissions representative and student services personnel assist the applicant through the admissions process, course registration and matriculation. Financial services representatives, if needed, assist with financial aid. Prospective students complete placement tests to determine any missing skills, which enables the university to best serve students by enrolling them in classes to build those skills, thereby increasing their chances of success.

Applicants to the university’s Doctor of Education (Ed.D.) in Community College Leadership Program (CCLP) requires a master’s degree or higher from a regionally accredited institution of higher education in the United States or, an international higher education institution recognized by the ministry of education or other appropriate government agency and a transcript evaluation from an organization approved by the National Association of Credential Evaluation Services (NACES); a minimum cumulative grade point average of 3.00 (of a possible 4.00 GPA) achieved for all previous graduate coursework; three years of related professional experience; and a willingness to matriculate through the program of study as a member of a cohort.

International applicants to the university’s doctoral program must provide evidence of completion of a graduate degree in the form of official transcripts from (i) a regionally accredited institution of higher education in the United States; or (ii) an international higher education institution recognized by the ministry of education or other appropriate government agency and a transcript evaluation from an organization approved by the National Association of Credential Evaluation Services (NACES); must complete and submit the International Financial Certification form and attach an original bank statement. International students are required, as part of the application process, to show evidence of sufficient funding during their studies. The amount and source of funds are also shown on the Certificate of Eligibility (I-20) needed to apply for an F-1 visa. In addition, students planning to bring a spouse and/or children are required to show additional funds for those individuals. Applicants must demonstrate proficiency in English through satisfaction of one of the following requirements:

a.        Provide an official Test of English as a Foreign Language (TOEFL) score report indicating a minimum score of 550 for a paper-based, 213 for a computer-based or 80 for an Internet-based exam (The TOEFL must have been taken within the past two calendar years. Official test scores must be sent from the testing agency to National American University. When ordering TOEFL test results, include the university’s school code of 6464.).

b.        Provide an official International English Language Testing System (IELTS) score report with an overall minimum score of 6.0. (The IELTS must have been taken within the past two calendar years. Official test scores must be sent from the testing agency to National American University.)

c.        Provide evidence of completion of two trimesters (or equivalent) of college-level English (excluding ESL courses) with a grade of C or higher at a college or university whose language of instruction is English.

d.        Provide evidence of English language proficiency as deemed appropriate by National American University.

Applicants to the MBA and MM programs must have a minimum of a baccalaureate degree or equivalent from an institution recognized or accredited by an appropriate government or third-party agency.

Applicants to the university’s Executive MBA program must have a minimum of a baccalaureate degree or equivalent from an institution recognized or accredited by an appropriate government or third-party agency, and a minimum of seven years of acceptable management experience.

Applicants to the university’s MSN program must have graduated from a baccalaureate degree program in nursing from an accredited institution; have a current active unencumbered registered nurse (RN) license from any state within the United States; and have a minimum cumulative grade point average (CGPA) of 3.0 or above on a 4.0 scale during the baccalaureate degree completion.

International applicants to the university’s master’s programs must provide evidence of completion of a baccalaureate degree in the form of official transcripts from (i) an international higher education institution recognized by the ministry of education or other appropriate government agency and a transcript evaluation from an organization approved by the National Association of Credential Evaluation Services (NACES) or (ii) a U.S. higher education institution; must complete and submit the International Financial Certification form and attach an original bank statement. International students are required, as part of the application process, to show evidence of sufficient funding during their studies. The amount and source of funds are also shown on the Certificate of Eligibility (I-20) needed to apply for an F-1 visa. In addition, students planning to bring a spouse and/or children are required to show additional funds for those individuals. Applicants must demonstrate proficiency in English through satisfaction of one of the following requirements:

a.        Provide an official Test of English as a Foreign Language (TOEFL) score report indicating a minimum score of 550 for a paper-based, 213 for a computer-based or 80 for an Internet-based exam (The TOEFL must have been taken within the past two calendar years. Official test scores must be sent from the testing agency to National American University. When ordering TOEFL test results, include the university’s school code of 6464.).

b.        Provide an official International English Language Testing System (IELTS) score report with an overall minimum score of 6.0. (The IELTS must have been taken within the past two calendar years. Official test scores must be sent from the testing agency to National American University.)

c.        Provide evidence of completion of two trimesters (or equivalent) of college-level English (excluding ESL courses) with a grade of C or higher at a college or university whose language of instruction is English.

d.        Provide evidence of English language proficiency as deemed appropriate by National American University.

Undergraduate applicants must have graduated from a recognized high school (or the Department of Education or state-required accepted equivalent) or submit an official transcript from an accredited higher education institution in the United States indicating completion of a postsecondary education program of at least two years that is acceptable for full credit toward a bachelor’s degree, with a minimum cumulative grade point average of 2.0. Non-native English speaking applicants must provide an official Test of English as a Foreign Language (TOEFL) score report indicating a minimum score of 520 for a paper-based, 190 for a computer-based, or 68 for an Internet-based exam; or provide an official Test of English for International Communication (TOEIC) score report indicating a minimum score of 750 (not applicable to student enrolled in the nursing program); or provide an official International English Language Testing System (IELTS) score report with an overall minimum score of 5.; or provide evidence of completion of two semesters (or the equivalent) of college-level English (excluding ESL courses) with a grade of “C” or higher at an accredited college or university whose language of instruction is English; or provide evidence of English language proficiency by completing the Accuplacer ESL English assessment exam with minimum scores or 102 or higher in reading, 100 or higher in sentence meaning, 95 or higher in language usage and 5 or higher in writing sample.

Enrollment

Enrollments have decreased from 8,185 students as of May 31, 2016 to 6,703 students as of May 31, 2017, representing an annual decrease of approximately 18.1% mainly as a result of a decrease in continuing education students who enroll in one-off courses. Excluding these students, enrollment decreased 9.4% year over year. As of May 31, 2017, we had 4,691 students enrolled in our online programs, 1,309 students enrolled on-campus, and 703 students enrolled through our hybrid learning centers. The average age of our students is approximately 35 years.

The following is a summary of our student enrollment at May 31, 2017, and May 31, 2016, by degree type and by instructional delivery method:

	May 31, 2017 (Spring '17 Qtr)		May 31, 2016 (Spring '16 Qtr)
	Number of Students	% of Total	Number of Students	% of Total	% Change for same quarter over prior year
Continuing Ed	170	2.5%	972	11.9%	-82.5%
Doctoral	98	1.5%	87	1.1%	12.6%
Graduate	366	5.5%	324	3.9%	13.0%
Undergraduate and Diploma	6,069	90.5%	6,802	83.1%	-10.8%
Total	6,703	100.0%	8,185	100.0%	-18.1%

On-Campus	1,309	19.5%	2,400	29.3%	-45.5%
Online	4,691	70.0%	4,868	59.5%	-3.6%
Hybrid	703	10.5%	917	11.2%	-23.3%
Total	6,703	100.0%	8,185	100.0%	-18.1%

Tuition and Fees

Our tuition rates vary by educational site. Total tuition varies based upon several factors, including the number of credit hours for each program, the degree level of the program, and geographic location.

Our students finance their education through a variety of sources, including government sponsored financial aid, private and NAU provided scholarships, employer provided tuition assistance, veteran’s benefits, private loans, and cash payments. A substantial portion of our students rely on funds received under various government sponsored student financial aid programs, predominately Title IV programs. In the fiscal years ended May 31, 2017, 2016, and 2015, approximately 82.6%, 86.8%, and 89.2%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In the future, we expect to continue the current initiatives to increase revenue from sources other than Title IV programs, such as continuing education programming that is not eligible for Title IV program funding.

We have a refund policy for tuition and fees based upon quarterly start dates. If a student drops or withdraws from a course during the first week of classes, 100% of the charges for tuition and fees are refunded. After the first week but during the first 60% of scheduled classes the percentage of tuition charges refunded for a student who totally withdraws from NAU is based on a daily proration based on a percent of the term completed thru the last day of attendance. If the last day of attendance is beyond 60% of the scheduled classes, tuition and fees are not refunded. A $75 administrative fee is assessed against each prorated refund. A refund minus a $75 administrative fee is made within 45 days of the day the student’s withdrawal is determined. If the student was a financial aid recipient, federal regulations establish a methodology for determining the amount of Title IV funds that must be returned to the financial aid programs for students not completing 60% of the enrollment period.

Technology Systems

We remain focused on leveraging the use of technology to increase efficiencies in our academic programs and our general administrative operations. This commitment requires not only institutional budget expenditures, but also orientation and training in the use of this technology.

To service our online teaching we utilize Desire2Learn TM, or D2L, an Internet-based learning management system. The features of this product include content display and organization, synchronous and asynchronous chat, private messaging, quizzing, student surveys and assignment submission and student tracking and grading. The system is used to present online courses to both domestic and international students. In collaboration with the IT team, academic leaders have developed and launched or will launch three new cloud-based comprehensive service points for math, writing, career, and library support—as well as student support 24/7.

Together with the IT team, academics has developed ROCKET and TEAMS 3, the online, cloud-based version of NAU’s signature undergraduate persistence and completion system. Intended to be launched by Fall Quarter, the cloud-based system allows faculty, advisors, campus directors, and college deans and associate deans to track student progress, attendance, grades, posted assignments, etc., so as to intervene proactively if a student becomes in any way at risk.

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

Intellectual Property

We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect proprietary rights. Through the extensive development of electronic instructional materials, on-campus and online courseware and related processes, we continue to accumulate intellectual property that has provided the basis for improving quality of instruction, programs and services to our students.

We rely on trademark and service mark protections in the United States and other countries for our name and distinctive logos, along with various other trademarks and service marks related to specific offerings. We own federal registrations for the principal trademarks, National American University® and NAU® in the United States. These marks are important symbols for us and are used on our educational services and educational materials and a range of other items, including clothing and other memorabilia. These brands appear in advertising and are seen by members of the public as well as direct constituents. We own domain name rights to “national.edu” as well as its derivatives, and a number of “nau” related domain names.

NAU publishes intellectual property policies in both the faculty and employee handbooks that outline the ownership of creative works and inventions produced by employees within the scope of their employment, compliance with copyright law, and the use of copyrighted materials. When content experts are hired to develop curriculum, they are required to execute a standard agreement to confirm that all materials created under the scope of their work becomes NAU’s exclusive intellectual property. These agreements also require the content experts to comply with all laws related to copyright and the use of copyrighted materials.

Real Estate Operations

Fairway Hills, the real estate operations, conducts business through various projects and associations, including Fairway Hills I and II, Park West, Vista Park, Fairway Hills Park and Recreational Association, the Vista Park Homeowners’ Association and the Park West Homeowners’ Association. Fairway Hills I and Fairway Hills II are apartment buildings consisting of a total of 52 rental apartments of which 99% were leased as of May 31, 2017. Park West consists of 48 apartment units and is owned by a partnership that is 50% owned by the Company and 50% owned by members of the Buckingham family (including Robert Buckingham, chairman of our board of directors, and his siblings and the spouses and estates of his siblings). Park West is 98% leased with 5 units currently owned as of May 31, 2017. Vista Park consists of 24 total condominium units of which a total of 7 have been sold to-date. Prices for Vista Park condominium units start at $160,000. Fairway Hills recently completed construction on a 24-unit luxury apartment complex referred to as Arrowhead View of which 16 of the units were under lease as of May 31, 2017 prior to the opening of the complex.

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

●
communicates institutional principles designed to deter wrongdoing and to promote ethical conduct. Further, audits are periodically conducted to ensure compliance with applicable laws;

●
ensures that federally required Title IV student financial assistance program compliance attestation examinations are conducted annually to determine compliance and to identify any deficiencies requiring correction;

●
ensures an audit of 401(k) retirement plans is conducted annually for compliance with applicable laws and fiduciary duties; and

●
engages an independent auditing firm to audit the annual financial statements.

REGULATORY MATTERS

NAU is subject to extensive regulation by state education agencies, accrediting commissions, and the United States federal government through the U.S. Department of Education (the “Department of Education”) under the Higher Education Act of 1965, as amended, (the “Higher Education Act”). The regulations, standards and policies of these agencies cover substantially all our operations, including the educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, finances, results of operations and financial condition.

As an institution of higher education that grants degrees and diplomas, we are required to comply with the requirements of state education authorities. To participate in federal programs of student financial assistance, we are required to be accredited by an accrediting commission recognized by the Department of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting commission and the stated aims and purposes of the institution. The Higher Education Act requires accrediting commissions recognized by the Department of Education to review and monitor many aspects of an institution’s operations and to take appropriate action if the institution fails to meet the accrediting commission’s standards.

NAU’s operations are also subject to regulation by the Department of Education due to our participation in Title IV programs. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education and be certified as an eligible institution by the Department of Education. Prior to July 1, 2010, Title IV programs included educational loans provided directly by the federal government, grant programs for students with demonstrated financial need, and educational loans issued by private banks with below-market interest rates that were guaranteed by the federal government in the event of a student’s default on repayment of the loan. As of July 1, 2010, the federal government provides all educational loans under Title IV.

We plan and implement our business activities to comply with the standards of these regulatory agencies. Our chief executive officer and chief financial officer, also provide oversight designed to ensure that we meet the requirements of this regulatory environment.

State Authorization and Regulation

NAU is subject to extensive regulations by the states in which we are authorized or licensed to operate. State laws and regulations typically establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters, which can be different than and conflict with the requirements of the Department of Education and other applicable regulatory bodies. State laws and regulations may limit our ability to offer educational programs and offer certain degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education and many require the posting of surety bonds.

In addition, several states have jurisdiction over educational institutions offering online degree programs although there is no physical location or other presence in the state. The institution may be enrolling or offering educational services to students who reside in the state, conducting practicums or sponsoring internships in the state, employing faculty who reside in the state or advertising or recruiting prospective students in the state. State regulatory requirements for online education vary, are not well developed in many states, are imprecise or unclear in some states and can change frequently.

We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the current requirements of the state education agency, and in other states we have approvals in connection with our marketing and recruiting activities. We review the state licensure requirements to determine whether our activities constitute a presence or otherwise require licensure or authorization by the state education agency. When necessary we submit additional applications for licensure or authorization.

We are required by the Higher Education Act to be authorized by applicable state educational agencies in South Dakota and other states where we are physically located to participate in Title IV programs. On December 19, 2016, the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The Department of Education would recognize authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. The final regulations also require that foreign additional locations and branch campuses be authorized by the appropriate foreign government agency and, if at least 50% of a program can be completed at the location/branch, be approved by the institution’s accrediting agency and be reported to the state where the main campus is located. The final regulations also require institutions to: document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. These final regulations are effective July 1, 2018. See “Regulatory Matters – Regulation of Federal Student Financial Aid Programs – State Authorization.”

In addition, in recent years several states have voluntarily entered into State Authorization Reciprocity Agreements (“SARA”) that establish standards for interstate offering of postsecondary distance education courses and programs. If an institution’s home state participates in SARA and authorizes the institution to provide distance education in accordance with SARA standards, then the institution need not obtain additional authorizations for distance education from any other SARA member state. The SARA participation requirements and process are administered by the four regional higher education compacts in the United States (the Midwestern Higher Education Compact, the New England Board of Higher Education, the Southern Regional Education Board and the Western Interstate Commission for Higher Education) and are overseen by the National Council for State Authorization Reciprocity Agreements. NAU is approved to participate in SARA, through the SARA Coordinator of the South Dakota Board of Regents as a state portal agency, with its most recent approval effective from April 18, 2017 through April 17, 2018.

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

Many states also require that graduates pass a state test or examination as a prerequisite to becoming certified in certain fields, such as nursing. Many states also may require a criminal background clearance before granting certain professional licensures or certifications. The catalog informs students that it is incumbent upon the student to verify whether a specific criminal background clearance is required in their field of study prior to beginning course work.

Accreditation

We have been institutionally accredited since 1985 by the Higher Learning Commission (HLC), a regional accrediting commission recognized by the Department of Education. Our accreditation by the HLC was most recently affirmed in January 2015. Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas, including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources and financial stability. To be recognized by the Department of Education, accrediting commissions must comply with Department of Education regulations, which require, among other things, that accrediting agencies adopt specific criteria for their review of educational institutions, conduct peer review evaluations of institutions, and publicly designate those institutions that meet their criteria. An accredited institution is subject to periodic review by its accrediting commissions to determine whether it continues to meet the performance, integrity and quality required for accreditation.

There are six regional accrediting commissions recognized by the Department of Education, each with a specified geographic scope of coverage, which together cover the entire United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six regional accrediting commissions. The HLC, which accredits NAU, accredits other degree-granting public and private colleges and universities in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, West Virginia, Wisconsin and Wyoming.

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

The reauthorization of the Higher Education Act in 2008, and Department of Education regulations that became effective July 1, 2010, require accrediting commissions to monitor the growth of institutions that they accredit. The HLC requires all affiliated institutions, including NAU, to complete an annual data report. If the non-financial data, enrollment information, or any other information submitted by the institution indicate problems, rapid change or significant growth, the HLC staff may require that the institution address any concerns arising from the data report in the next comprehensive evaluation or may recommend additional monitoring. In addition, the Department of Education regulations that became effective July 1, 2010 require the HLC to notify the Department of Education if an institution accredited by the HLC that offers distance learning programs, such as NAU, experiences an increase in its headcount enrollment of 50% or more in any fiscal year. The Department of Education may consider that information in connection with its own regulatory oversight activities.

In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the HLC at the institutional level, we also had the following specialized accreditations as of May 31, 2017:

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
Commission on Accreditation of Allied Health Education Programs on the recommendation of the Medical Assisting Education Review Board
Occupational Therapy Assistant (Centennial, Colorado and Independence, Missouri campuses)	Accreditation Council for Occupational Therapy Education
Paralegal Studies (Rapid City and Sioux Falls, South Dakota; Bloomington, Brooklyn Center, Burnsville, Roseville and Minnetonka, Minnesota, campuses)	American Bar Association
Pharmacy Technician (Bloomington, Brooklyn Center, and Roseville, Minnesota; Independence, Missouri; campuses)	American Society of Health-System Pharmacists
Veterinary Technology (Rapid City, South Dakota campus)	Committee on Veterinary Technician Education and Activities
Associate of Science Nursing Program (Kansas City (Zona Rosa), Missouri campus)	Missouri Board of Nursing Full Approval
Bachelor of Science in Nursing Program (Albuquerque, New Mexico campus)	New Mexico Board of Nursing Initial Approval
Bachelor of Science in Nursing Program (Bloomington, Minnesota campus)	Minnesota Board of Nursing Approval
Bachelor of Science in Nursing Program (Rapid City, and Sioux Falls, South Dakota campuses)	South Dakota Board of Nursing Interim Approval
Bachelor of Science in Nursing Program (Austin, Texas campus)	Texas Board of Nursing Initial Approval
Bachelor of Science in Nursing and Licensed Practical Nurse Bridge to Bachelor of Science in Nursing Program (Overland Park, and Wichita West, Kansas campuses)	Kansas State Board of Nursing Initial Approval
Bachelor of Science and Master of Science in Nursing Programs	Commission on Collegiate Nursing Education Initial Accreditation
Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning)	South Dakota Board of Nursing Approval
Associate of Science in Nursing Program (Kansas City (Zona Rosa), Missouri campus)	Accreditation Commission for Education in Nursing Continuing Accreditation
Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning) (all states except Tennessee)	Commission on Collegiate Nursing Education Initial Accreditation

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

In recent years, various pieces of legislation has been proposed in Congress that, if adopted, would affect our business. For example, from time to time, legislation is introduced to make a proprietary institution ineligible to participate in Title IV programs if it derives more than 85% of its revenues from federal funds, including Title IV programs, revenues from the GI Bill and Department of Defense Tuition Assistance funds. Some legislation would also prohibit proprietary institutions, including us, from using federally-derived funds for marketing, advertising and recruiting expenses. This and similar proposals could be used as a basis of discussion during the reauthorization of the Higher Education Act. We anticipate that reauthorization of the Higher Education Act will be a priority for the relevant Congressional committees during the 115th Congress, which began in January 2017. Any actions that change the requirements for our participation in Title IV programs or the amount of student financial aid for which our students are eligible could negatively impact our business.

Government-wide Focus on Proprietary Educational Institutions. In October 2014, the Department of Education announced an interagency task force composed of the Department of Education, the U.S. Federal Trade Commission (the "FTC"), the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau (the "CFPB"), the SEC, and numerous state attorneys general. Attorneys general in several states have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions. In addition, several state attorneys general have recently partnered with the CFPB to review industry practices. The FTC has also recently issued civil investigative demands to several other U.S. proprietary educational institutions, which require the institutions to provide documents and information related to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. If our past or current business practices are found to violate applicable consumer protection laws, or if we are found to have made misrepresentations to our current or prospective students about our educational programs, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially and adversely affect our business, financial condition, results of operations and cash flows. To the extent that more states or government agencies commence investigations, act in concert, or direct their focus on us, the cost of responding to these inquiries and investigations could increase significantly, and the potential impact on our business would be substantially greater.

In September 2015, President Obama announced the Department of Education’s launch of a revised “College Scorecard” website that provides access to national data on college costs, graduation rates, debt and post-college earnings, including data regarding NAU. In addition, in November 2015, the Department of Education issued comparative data regarding federally recognized accreditation agencies and the institutions they accredit, which include median debt, repayment rates, completion rates and median earnings. To the extent such data gives rise to negative perceptions of us, or of proprietary educational institutions generally, our reputation and business could be materially affected.

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

On November 1, 2016, the Department of Education published final regulations that, among other provisions, establish new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment (“Borrower Defense”) on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses (the “Borrower Defense Proposed Rule”). These final regulations (the “Borrower Defense Final Rule”) were published with an effective date of July 1, 2017. Among other topics, the Borrower Defense Final Rule establishes permissible borrower defense claims for discharge, procedural rules under which claims will be adjudicated, time limits for borrowers’ claims, and guidelines for recoupment by the Department of Education of discharged loan amounts from institutions of higher education. The Borrower Defense Final Rule also prohibits schools from using any pre-dispute arbitration agreements, prohibits schools from prohibiting relief in the form of class actions by student borrowers, and invalidates clauses imposing requirements that students pursue and internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, the Borrower Defense Final Rule describes the threshold for loan repayment rates that will require specific disclosures to current and prospective students and the applicable loan repayment rate methodology. The Borrower Defense Final Rule also establishes important new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. For example, certain events would automatically trigger the need for a school to obtain a letter of credit, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock the school failed to timely file a required annual or quarterly report with the SEC or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would require a recalculation of an institution’s composite score of financial responsibility including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner’s equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated group on whose basis the composite score was calculated. The Borrower Defense Final Rule also sets forth events that are discretionary triggers for letters of credit, meaning that if any of them occur, the Department of Education may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The Borrower Defense Final Rule provides that if an institution fails to meet the composite score requirement for longer than three years under provisional certification, the Department of Education may mandate additional financial protection from the institution or any party with "substantial control" over the institution. Such parties with "substantial control" must agree to jointly and severally guarantee the Title IV liabilities of the institution at the end of the three-year provisional certification period. Under current regulations, a party may be deemed to have "substantial control" over an institution if, among other factors, the party directly or indirectly holds an ownership interest of 25% or more of an institution, or is a member of the board of directors, a general partner, the chief executive officer or other executive officer of the institution. On June 15, 2017, the Department of Education announced an indefinite delay to its implementation of the Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. On July 6, 2017, the attorneys general of 18 states and the District of Columbia filed suit against the Department of Education claiming that its delay of the Borrower Defense Final Rule violated applicable law, including the Administrative Procedure Act. We cannot predict with any certainty the outcome of that litigation, the extent to which a revised rule may differ from the previously promulgated Borrower Defense Final Rule, or the impact that such a revised rule might have on our business.

On December 19, 2016, the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The Department of Education would recognize authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. The final regulations also require that foreign additional locations and branch campuses be authorized by the appropriate foreign government agency and, if at least 50% of a program can be completed at the location/branch, be approved by the institution’s accrediting agency and be reported to the state where the main campus is located. The final regulations would also require institutions to: document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. These final regulations are effective July 1, 2018. We cannot predict with certainty impact that such regulations might have on our business.

On June 22, 2017, the Department of Education announced that in accordance with Executive Order 13777, “Enforcing the Regulatory Reform Agenda,” it is seeking public comment on regulations that may be “appropriate for repeal, replacement, or modification.” Any regulations that reduce or eliminate our students’ access to Title IV program funds, that require us to change or eliminate programs or that increase our costs of compliance could have an adverse effect on our business.

Gainful Employment. Under the Higher Education Act, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.”

On October 31, 2014, the Department of Education published final regulations to define “gainful employment” which became effective on July 1, 2015. Historically, the concept of “gainful employment” has not been defined in detail. The gainful employment regulations require each educational program offered by a proprietary institution to achieve threshold rates in two debt measure categories: an annual debt-to-annual earnings (“DTE”) ratio and an annual debt-to-discretionary income (“DTI”) ratio.

The ratios are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to us. The DTE ratio is calculated by comparing (i) the annual loan payment required on the median student loan debt incurred by students receiving Title IV Program funds who completed a particular program and (ii) the higher of the mean or median of those students’ annual earnings approximately two to four years after they graduate. The DTI ratio is calculated by comparing (x) the annual loan payment required on the median student loan debt incurred by students receiving Title IV Program funds who completed a particular program and (y) the higher of the mean or median of those students’ discretionary income approximately two to four years after they graduate.

An educational program must achieve a DTE ratio at or below 8%, or a DTI ratio at or below 20%, to be considered “passing.” An educational program with a DTE ratio greater than 8% but less than or equal to 12%, or a DTI ratio greater than 20% but less than or equal to 30%, is considered to be “in the zone.” An educational program with a DTE ratio greater than 12% and a DTI ratio greater than 30% is considered “failing.” An educational program will cease to be eligible for students to receive Title IV Program funds if its DTE and DTI ratios are failing in two out of any three consecutive award years or if both of those rates are failing or in the zone for four consecutive award.

The gainful employment regulations also require an institution to provide warnings to current and prospective students in programs which may lose Title IV eligibility at the end of an award or fiscal year. If an educational program could become ineligible based on its ratios for the next award year, the institution must: (1) deliver a warning to current and prospective students in the program and (2) not enroll, register or enter into a financial commitment with a prospective student until three business days after the warning is provided or a subsequent warning is provided if more than thirty days have passed since the first warning. If a program becomes ineligible for students to receive Title IV program funds, the institution cannot seek to reestablish eligibility of that program, or establish the eligibility of a similar program having the same classification of instructional program (“CIP”) code with the same first four digits of the CIP code of the ineligible program for three years.

Additionally, the gainful employment regulations require an institution to certify to the Department of Education that its educational programs subject to the regulations, which include all programs offered by NAU, meet the applicable requirements for graduates to be professionally or occupationally licensed or certified in the state in which the institution is located. If we are unable to certify that our programs meet the applicable state requirements for graduates to be professionally or occupationally certified in that state, then we may need to cease offering certain programs in certain states or to students who are residents in certain states.

In January 2017, the Department of Education issued to institutions final debt-to-earnings rates for the first gainful employment debt measurement year. According to those final rates, two of our programs, one of which is no longer enrolling students, are failing. The ongoing program, the Associates degree in Medical Assisting, represents approximately 5% of our total student population. In addition we have five programs in the “zone”, one of which is no longer enrolling students. We continue to evaluate making changes to our educational program offerings as a result of gainful employment regulations. We have suspended enrollment in the Associates of Applied Science in Veterinary Technology program and plan to phase out the program by 2018. We have developed a Medical Assisting diploma program to address the need for a shorter, more cost-effective, program. In addition, two programs, the Associates of Applied Science in Pharmacy Technology and the Associates of Applied Science in Therapeutic Massage have been discontinued and students enrolled in those programs are in the process of being taught out.

The failure of any program or programs offered by NAU to satisfy any gainful employment regulations could render that program or programs ineligible for Title IV program funds. If a particular educational program ceased to become eligible for Title IV program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may choose to cease offering that program. We also could be required to make changes to certain programs or to increase student loan repayment efforts in order to comply with the rule or to avoid the uncertainty associated with such compliance.

On June 16, 2017, the Department of Education published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the gainful employment regulations. We cannot predict with any certainty the outcome of that future negotiated rulemaking or the extent to which revised gainful employment regulations may differ from the current regulations. On July 5, 2017 the Department of Education further announced that it would allow additional time, until July 1, 2018, for institutions to comply with certain disclosure requirements in the gainful employment regulations. Continued compliance with the gainful employment regulations could increase our cost of doing business, reduce our enrollments and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Incentive Compensation. Under the Higher Education Act, an educational institution that participates in Title IV programs may not make any commission, bonus or other incentive payments to any persons or entities involved in recruitment or admissions activities or in the awarding of financial aid. The statutory prohibition against incentive compensation applies to any person engaged in student recruitment or admissions activities or in making financial aid award decisions, and any higher level employees with responsibility for such activities. Since July 1, 2011 the Department of Education’s implementing regulations have effectively deemed any commission, bonus, or other incentive compensation based in any part, directly or indirectly, on securing enrollment or awarding financial aid to be inconsistent with the statutory prohibition against incentive compensation payments The Department of Education also issued a “Dear Colleague” letter in March 2011 providing additional guidance regarding the scope of the prohibition on incentive compensation and to what employees and types of activities the prohibition applies. The July 1, 2011 revisions to the Department of Education’s regulations required us to change our compensation practices and has had and will continue to have a significant impact on the rate at which students enroll in our programs and on our business, financial condition and results of operations.

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

State Authorization. To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located, in accordance with the Department of Education’s regulations. The Department of Education’s regulations require that institutions demonstrate specific state authorization to operate educational programs beyond secondary education and clarify what is required for an institution to be considered “legally authorized” in a state for purpose of participation in Title IV programs. Specifically, the Department of Education considers an institution to be legally authorized by a state if the state has a process, applicable to all institutions except tribal and federal institutions, to review and appropriately act on complaints concerning the institution and to enforce applicable state laws, and the institution further satisfies one of the following requirements:

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

As described above under “Changes in Department of Education Regulations,” the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by state. Independent of this matter of federal regulation, several states have jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state. The institution may be enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state educational agency law, regulation, or policy, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained or are currently in the process of obtaining approvals or exemptions that we believe are necessary because they may constitute a presence requiring state licensure or authorization based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. In recent years several states have voluntarily entered into State Authorization Reciprocity Agreements (“SARA”) that establish standards for interstate offering of post-secondary distance education courses and programs. If an institution’s home state participates in SARA and authorizes the institution to provide distance education in accordance with SARA standards, then the institution need not obtain additional authorizations for distance education from any other SARA member state. The SARA participation requirements and process are administered by the four regional higher education compacts in the United States (the Midwestern Higher Education Compact, the New England Board of Higher Education, the Southern Regional Education Board and the Western Interstate Commission for Higher Education) and are overseen by the National Council for State Authorization Reciprocity Agreements. NAU is approved to participate in SARA, through the SARA Coordinator of the South Dakota Board of Regents as a state portal agency with its most recent approval effective from April 18, 2017 through April 17, 2018.

If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose state licensure or authorization by that state, which could prohibit us from recruiting prospective students or offering services to current students in that state. We could also be subject to other sanctions, including restrictions on activities in that state, fines, and penalties. We review the licensure requirements of other states when we believe that it is appropriate to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies. New laws, regulations or interpretations related to offering educational programs online could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect our enrollments and revenues and have a material effect on our business.

Misrepresentation. An institution participating in Title IV programs is prohibited from making misrepresentations regarding the nature of its educational programs, the nature of financial charges and availability of financial assistance, or the employability of graduates. A misrepresentation is defined in the regulations as any false, erroneous, or misleading statement to any student or prospective student, any member of the public, an accrediting agency, a state agency or the Department of Education. Furthermore, under the Borrower Defense Final Rule, the Department of Education expanded its misrepresentation regulations to prohibit omissions of information and statements with a likelihood or tendency to mislead under the circumstances. The Borrower Defense Final Rule is discussed in more detail in “Item I – Business – Regulatory Matters – Regulation of Federal Student Financial Aid Programs – Changes in Department of Education Regulations.” If we – or any entity, organization, or person with whom we have an agreement to provide educational programs or to provide marketing, advertising, recruiting, or admissions services – commit a misrepresentation for which a person could reasonably be expected to rely, or has reasonably relied, to that person’s detriment, the Department of Education could initiate proceedings to revoke our institutions’ Title IV eligibility, deny applications made by our institutions, impose fines, or initiate a limitation, suspension or termination proceeding against us. Further, although the Department of Education claims not to have created any private right of action, the misrepresentation regulations could increase risk of qui tam actions under the False Claims Act.

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

Eligibility and certification procedures. Each institution must apply periodically to the Department of Education for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. An institution may also come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location, adding a new educational program, or modifying the academic credentials it offers. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the school’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school, or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. Our current certification to participate in the Title IV programs, which is not provisional, was effective in June 2013 and extends through March 31, 2019.

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

●
refer to the Department of Education’s Office of Inspector General any credible information indicating that any student, parent, employee, third- party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs;

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

Our audited financial statements for the fiscal years ended May 31, 2017 and May 31, 2016 indicated our composite scores for such fiscal years were 1.8 and 1.8, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements. If we are unable to meet the minimum composite score or comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then our students could lose their access to Title IV program funding.

Additionally, as part of the Borrower Defense Final Rule, the Department of Education revised its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. For additional information regarding this proposed rule, see “Item 1 – Business – Regulatory Matters –Changes in Department of Education Regulations.”

Return of Title IV funds for students who withdraw. When a student who has received Title IV funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV program funds he or she received. The institution must then return the unearned Title IV program funds to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of the withdrawn students in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a Department of Education program review triggers this letter of credit requirement. NAU did not exceed this 5% threshold in our annual Title IV compliance audit for either of our two most recent fiscal years.

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

Using the Department of Education’s formula under the 90/10 Rule, for the 2017, 2016 and 2015 fiscal years, we derived approximately 82.6%, 86.8% and 89.2%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. Our fiscal year 2017 cash-payment and non-Title IV student enrollment increased from that of fiscal year 2016, while our Title IV enrollment dropped. This was the primary cause of the drop in percentage from fiscal year 2016 to fiscal year 2017. Increased military funding, as well of increased workforce development revenue, also contributed to our decrease in percentage. Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues NAU receives from Title IV programs, which could make it more difficult for us to satisfy the 90/10 Rule. In addition, economic downturns that adversely affect students’ employment circumstances could also increase their reliance on Title IV programs. Furthermore, from time to time, legislation is introduced that would make a proprietary institution ineligible to participate in Title IV programs if it derives more than 85% of its revenues from federal funds, including Title IV programs, revenues from the GI Bill and Department of Defense Tuition Assistance funds. We are exploring the feasibility of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds. Among other things, we expect to expand our non-Title IV education programming.

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

If the Department of Education notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 30% or greater, the institution’s participation in the Federal Direct Loan and Pell Grant programs ends 30 days after that notification, unless the institution appeals the determination in a timely manner on specified grounds and according to specified procedures. In addition, an institution’s participation in the Federal Direct Loan programs ends 30 days after notification by the Department of Education that the institution’s most recent cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under either of these provisions may not participate in the Federal Direct Loan and Pell Grant programs, as applicable, for the remainder of the fiscal year in which the institution receives the notification and for the next two federal fiscal years.

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

The Department of Education generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September. Our official cohort default rates for federal fiscal years 2013, 2012 and 2011 are 23.4%, 20.6% and 21.4%, respectively. The draft cohort rate for federal fiscal year 2014 is 24.3%.

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

Adding teaching locations, implementing new educational programs and increasing enrollment. The requirements and standards of state education agencies, accrediting commissions and the Department of Education limit our ability in certain instances to establish additional teaching locations, implement new educational programs or increase enrollment in certain programs. Many states require review and approval before institutions can add new locations or programs. The state educational agencies, the HLC and the specialized accrediting commissions that authorize or accredit us and our programs generally require institutions to notify them in advance of adding new locations or implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic, and other qualifications of the institution.

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

 On July 21, 2017, we entered into an agreement to acquire substantially all of the assets of Henley-Putnam University ("H-PU"), a for-profit, postsecondary educational institution that offers 100% online programs focused in the field of strategic security and does not participate in Title IV Programs. The closing of this transaction is subject to customary closing conditions, as well as the receipt of necessary approvals from various regulatory and accrediting bodies, including the Higher Learning Commission. If the closing conditions are satisfied, the transaction is expected to close during the second quarter of our fiscal year 2018. The transaction does not contemplate the continued operation of HPU as a stand-alone postsecondary institution following the closing of the transaction. Rather, upon the closing of the transaction. HPU's educational programs are anticipated to become part of NAU's degree and certificate program offerings. Subsequent to the transaction closing date, we will require approval from the Department of Education in order to disburse Title IV program funds to students in the acquired programs.

Change in ownership resulting in a change in control. Many states and accrediting commissions require institutions of higher education to report or obtain approval of certain changes in control and changes in other aspects of institutional organization or control. The types of and thresholds for such reporting and approval vary among the states and accrediting commissions. The HLC provides that an institution must obtain its approval in advance of a change in control, structure, or organization for the institution to retain its accredited status. In addition, in the event of a change in control, structure, or organization, the HLC requires a post-transaction focused visit or other evaluation to review the appropriateness of its approval of the change and whether the institution has met the commitment it made to the HLC prior to the approval. Other specialized accrediting commissions also require an institution to obtain similar approval before or after the event that constitutes a change in control under their standards.

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

Any failure by us to comply with the requirements of the Department of Education, the HLC or the state educational agencies from which we have a license or authorization, or a failure to obtain their approval of the change in control, could result in loss of authorization, accreditation, or eligibility to participate in Title IV programs and cause a significant decline in our student enrollments.

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

For our fiscal year ended May 31, 2017, we derived approximately 82.6% of our revenues (calculated on a cash basis) from federal student financial aid programs, known as Title IV programs, administered by the United States Department of Education, or the Department of Education. A significant percentage of our students rely on the availability of Title IV program funds to finance their cost of attending NAU. To participate in Title IV programs, a postsecondary institution must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, NAU’s operations and programs are regulated by other state education agencies and additional accrediting commissions. We are subject to extensive regulation by the education agencies of multiple states, the HLC, which is our institutional accrediting commission, various specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs and change our ownership structure.

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

In recent years, Congress has placed increased focus on the role that for-profit educational institutions play in higher education, which is described further in “Item 1 – Business – Regulatory Matters – Changes in Department of Education Regulations.” As described above, the HELP Committee and other Congressional members and committees have scrutinized various aspects of the education industry, including student debt, student recruiting, student outcomes and accreditation matters. The HELP Committee held a series of hearings on the proprietary education sector and released a report in July 2012, which could lead to further investigations of proprietary schools and additional regulations promulgated by the Department of Education. The executive branch and the Department of Defense have also increased their focus on the provision of educational benefits for military personnel and veterans.

We cannot predict whether, or the extent to which, these hearings, reports and review will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially affected. In addition, we anticipate that reauthorization of the Higher Education Act will be a priority for the relevant Congressional committees during the 115th Congress, which began in January 2017. Any actions that change the requirements for our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business.

Recent statutory and regulatory changes substantially increased reporting and other requirements that could impair our reputation and adversely affect our enrollments. Our failure to comply with or accurately interpret pertinent disclosure requirements may subject us to penalties and other sanctions.

The most recent reauthorization of the Higher Education Act, in August 2008, contains numerous revisions to the requirements governing Title IV programs. Among other things, institutions participating in Title IV programs are subject to extensive additional reporting and disclosure requirements. Additionally, the Department of Education’s gainful employment regulations require a number of specific disclosures to students and prospective students regarding our educational programs. Such disclosures include the occupations that NAU’s educational programs prepare students to enter upon completing their program, total program costs and median student debt incurred for our programs, along with program completion and placement rates for our programs. Any failure by us to properly interpret these new requirements could subject us to limitation, suspension or termination of our eligibility to participate in Title IV programs, the imposition of conditions on our participation in Title IV programs, monetary liabilities, fines and penalties or other sanctions imposed by the Department of Education, which could have a material effect on our business, financial condition and results of operations. The prospect of such sanctions may cause us to conservatively interpret the new reporting requirements of Title IV programs by the Department of Education, which may limit our flexibility in operating our business.

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

An institution must be accredited by a postsecondary accrediting commission recognized by the Department of Education to participate in Title IV programs. We have been granted institutional accreditation by the HLC, which is a regional accrediting agency recognized by the Department of Education. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Our accreditation by the HLC was most recently continued in January 2015. In addition, many of our individual educational programs are also accredited by specialized accrediting commissions or approved by specialized state agencies. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material effect on our business, financial condition and results of operations.

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

On December 19, 2016, the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. These final regulations, which are effective July 1, 2018, are further described in See “Item 1 – Business – Regulation of Federal Financial Aid Programs – State Authorization.” Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practice or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained approvals or exemptions, or are currently in the process of obtaining such approvals or exemptions, that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. In recent years several states have voluntarily entered into State Authorization Reciprocity Agreements (“SARA”) that establish standards for interstate offering of post-secondary distance education courses and programs. If an institution’s home state participates in SARA and authorizes the institution to provide distance education in accordance with SARA standards, then the institution need not obtain additional authorizations for distance education from any other SARA member state. The SARA participation requirements and process are administered by the four regional higher education compacts in the United States (the Midwestern Higher Education Compact, the New England Board of Higher Education, the Southern Regional Education Board and the Western Interstate Commission for Higher Education) and are overseen by the National Council for State Authorization Reciprocity Agreements. NAU is approved to participate in SARA, through the SARA Coordinator of the South Dakota Board of Regents as a state portal agency with its most recent approval effective from April 18, 2017 through April 17, 2018.

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

On November 1, 2016, the Department of Education published final regulations that among other provisions, establish new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment (“Borrower Defense”) on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. These final regulations (the “Borrower Defense Final Rule”) were published with an effective date of July 1, 2017. Among other topics, the Borrower Defense Final Rule establishes permissible borrower defense claims for discharge, procedural rules under which claims will be adjudicated, time limits for borrowers’ claims, and guidelines for recoupment by the Department of Education of discharged loan amounts from institutions of higher education. The Borrower Defense Final Rule also prohibits schools from using any pre-dispute arbitration agreements, prohibits schools from prohibiting relief in the form of class actions by student borrowers, and invalidates clauses imposing requirements that students pursue an internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, the Borrower Defense Final Rule describes the threshold for loan repayment rates that will require specific disclosures to current and prospective students and the applicable loan repayment rate methodology. The Borrower Defense Final Rule also establishes important new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. For example, certain events would automatically trigger the need for a school to obtain a letter of credit, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would will require a recalculation of an institution’s composite score of financial responsibility, including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner's equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated entity group on whose basis the composite score was calculated. The Borrower Defense Final Rule also sets forth events that are discretionary triggers for letters of credit, meaning that if any of them occur, the Department of Education may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The Borrower Defense Final Rule provides that if an institution fails to meet the composite score requirement for longer than three years under provisional certification, the Department of Education may mandate additional financial protection from the institution or any party with “substantial control” over the institution. Such parties with “substantial control” must agree to jointly and severally guarantee the Title IV program liabilities of the institution at the end of the three-year provisional certification period. Under current regulations, a party may be deemed to have "substantial control" over an institution if, among other factors, the party directly or indirectly holds an ownership interest of 25% or more of an institution, or is a member of the board of directors, a general partner, the chief executive officer or other executive officer of the institution. On June 15, 2017, the Department of Education announced and indefinite delay to its implementation of the Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. On July 6, 2017, the attorneys general of 18 states and the District of Columbia filed suit against the Department of Education claiming that its delay of the Borrower Defense Final Rule violated applicable law, including the Administrative Procedure Act. We cannot predict with any certainty the outcome of that litigation or the extent to which a revised rule may differ from the previously promulgated Borrower Defense Final Rule. Any regulation that increases potential borrower defense liabilities or affects the Department of Education’s assessment of our institutional capability could have a material effect on our business, financial condition and results of operations.

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

As described in more detail under “Item 1 – Business - Regulatory Matters — Regulation of Federal Student Aid Programs — Financial Responsibility,” the Department of Education annually assesses our financial responsibility through a composite score determination. Our audited financial statements for the fiscal years ended May 31, 2017 and May 31, 2016 indicated our composite scores for such fiscal years were 1.8 and 1.8, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements.

On November 1, 2016, as part of the Borrower Defense Final Rule, the Department of Education adopted final regulations that revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. On June 15, 2017, the Department of Education announced the indefinite delay to its implementation of the Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to revise the rule. For additional information regarding the Borrower Defense Final Rule, see “— The Department of Education may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the Department of Education’s assessment of our institutional capability.” We cannot predict with certainty the timing or substance of any future regulations concerning financial responsibility standards for Title IV program participation, nor the impact that such regulations might have on our business. Any Department of Education regulations that require NAU to post letters of credit or accept other limitations to continue participating in Title IV programs could materially affect our business, financial condition and results of operations.

We may lose our eligibility to participate in the federal student financial aid programs if the percentage of our revenues derived from Title IV programs is too high.

A provision of the Higher Education Act commonly referred to as the 90/10 Rule, as amended in August 2008, provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. An institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the Department of Education. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the Department of Education may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. Under regulations that were published by the Department of Education in October 2009, a proprietary institution must disclose in a footnote to its annual audited financial statements its 90/10 calculation and the amounts of the federal and non-federal revenues, by source, included in its 90/10 calculation. The certified public accountant that prepares the institution’s audited financial statements is required to review that information and test the institution’s calculation. For our 2017, 2016 and 2015 fiscal years, we derived approximately 82.6%, 86.8% and 89.2%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. If we violate the 90/10 Rule and continue to disburse Title IV program funds to students after the effective date of our loss of eligibility to participate in Title IV programs, we would be required to return those funds to the Department of Education. We are exploring the feasibility of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds. Among other things, we expect to expand our non-Title IV continuing education programming. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% Title IV program funds threshold and would be unable to regain eligibility for two fiscal years thereafter.

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

The Department of Education generally publishes draft cohort default rates in February of each year for the prepayment period that ended the prior September. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September. Our official cohort default rates for federal fiscal years 2012, 2011 and 2010 are 23.4%, 20.6% and 21.4%, respectively. The draft cohort rate for federal fiscal year 2014 is 24.3%. Any increase in interest rates or reliance on “self-pay” students, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in Title IV programs, which would have a material effect on our business, financial condition and results of operations.

We would be subject to sanctions if we were to pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities.

The Higher Education Act prohibits an educational institution that participates in Title IV programs from making any commission, bonus or other incentive payments based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. The statutory prohibition against incentive compensation applies to any person engaged in student recruitment or admissions activities or in making financial aid award decisions, and any higher level employees with responsibility for such activities. Since July 1, 2011, the Department of Education’s implementing regulations have effectively deemed any commission, bonus or other incentive compensation based in any part, directly or indirectly, on securing enrollment or awarding financial aid to be inconsistent with the statutory prohibition against incentive compensation payments. The Department of Education also issued a “Dear Colleague” letter in March 2011, providing additional guidance regarding the scope of the prohibition on incentive compensation and to what employees and types of activities the prohibition applies. The July 1, 2011 revisions to the Department of Education’s regulations required us to change our compensation practices and has had and will continue to have a significant impact on the rate at which students enroll in our programs and on our business, financial condition and results of operations.

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

Under the Higher Education Act, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, the concept of “gainful employment” has not been defined in detail. On October 31, 2014, the Department of Education published final regulations to define “gainful employment” which became effective on July 1, 2015. The gainful employment regulations define this concept using ratios, one based on annual DTE and another based on DTI ratio. Under the gainful employment regulations, an educational program with a DTE ratio at or below 8% or a DTI ratio at or below 20% is considered “passing.” An educational program with a DTE ratio greater than 8% but less than or equal to 12% or a DTI ratio greater than 20% but less than or equal to 30% is considered to be “in the zone.” An educational program with a DTE ratio greater than 12% and a DTI ratio greater than 30% is considered “failing.” An educational program will cease to be eligible for students to receive Title IV program funds if its DTE and DTI ratios are failing in to out of any three consecutive award years or if both of these rates are failing or in the zone for four consecutive award years. On January 9, 2017, the Department of Education issued final debt-to-earnings rates to institutions for the first gainful employment debt measurement year. For a discussion of the performance of our current educational programs against the required debt measures, see “Item 1. Business – Regulatory Matters – Regulation of Federal Student Financial Aid Programs.”

Additionally, the gainful employment regulations require an institution to certify to the Department of Education that its educational programs subject to the regulations, which include all programs offered by us, meet the applicable requirements for graduates to be professionally or occupationally licensed or certified in the state in which the institution is located. If we are unable to certify that our programs meet the applicable state requirements for graduates to be professionally or occupationally certified in that state, then we may need to cease offering certain programs in certain states or to students who are residents in certain states. The gainful employment regulations further include requirements for the reporting of student and program data by institutions to the Department of Education and expand the disclosure requirements that have been in effect since July 1, 2011.

On June 16, 2017, the Department of Education published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the gainful employment regulations. We cannot predict with any certainty the outcome of that future negotiated rulemaking or the extent to which a revised regulation may differ from the gainful employment regulations. On July 5, 2017, the Department of Education further announced that it is allowing additional time, until July 1, 2018, for institutions to comply with certain disclosure requirements in the gainful employment regulations.

The failure of any program or programs offered by NAU to satisfy any gainful employment regulations could render that program or programs ineligible for Title IV program funds. Additionally, any gainful employment data released by the Department of Education about our programs or warnings provided to students under the regulations could influence current students not to continue their studies, discourage prospective students from enrolling in our programs or negatively impact our reputation. If a particular educational program ceased to become eligible for Title IV program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may choose to cease offering the program. We could also be required to make changes to certain programs in the future in order to comply with the regulations or to avoid the uncertainty associated with such compliance. Any of these factors could materially affect our business, financial condition and results of operations.

We could be held liable for any misrepresentation regarding the nature of our educational programs, financial charges and financial assistance or the employability of our graduates.

An institution participating in Title IV programs is prohibited from making misrepresentations regarding the nature of its educational programs, the nature of financial charges and availability of financial assistance, or the employability of graduates. A misrepresentation is defined in the regulations as any false, erroneous or misleading statement to any student or prospective student, any member of the public, an accrediting agency, a state agency or the Department of Education. Furthermore, under the Borrower Defense Final Rule, the Department of Education expanded its misrepresentation regulations to prohibit omissions of information and statements with a likelihood or tendency to mislead under the circumstances. If we – or any entity, organization, or person with whom we have an agreement to provide educational programs or to provide marketing, advertising, recruiting, or admissions services – commit a misrepresentation for which a person could reasonably be expected to rely, or has reasonably relied, to that person’s detriment, the Department of Education could initiate proceedings to revoke our Title IV eligibility, deny applications made by us, impose fines, or initiate a limitation, suspension or termination proceeding against us. Further, although the Department of Education claims not to have created any private right of action, the Department of Education’s recent modifications to its misrepresentation regulations could increase risk of qui tam actions under the False Claims Act.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our business could be materially adversely affected.

Institutions of higher education are susceptible to an increased risk of fraudulent activity by outside parties with respect to student enrollment and student financial aid programs. The Department of Education’s regulations require institutions that participate in Title IV programs to refer to the Office of Inspector General credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. We cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, may be heightened due to our offering various educational programs via distance education. Any significant failure by NAU to adequately detect fraudulent activity related to student enrollment and financial aid could result in loss of accreditation, which would result in the institution losing eligibility for Title IV programs, or in direct action by the Department of Education to limit or terminate NAU's Title IV program participation. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

If our students experience a loss or reduction of state financial aid, we could be materially affected.

Some of our students rely on state financial aid to fund a portion of their education. Many states in which we operate have faced budget constraints, which have caused or may cause them to reduce or eliminate state appropriations, including with respect to the amount of financial assistance provided to postsecondary students, and additional states may reduce or eliminate such appropriations in the future. In addition, state financial aid programs generally are subject to annual appropriation by the state legislatures, which may eliminate or significantly decrease the amount of state financial aid available to students. We cannot predict whether future reductions in state financial aid programs will occur or how long such reductions will persist. For fiscal year ended May 31, 2017, we derived approximately 1% of our total revenue from state financial aid programs, although the percentage derived by each of our campus locations may vary on an individual basis. The loss or reduction of state financial aid could decrease our student enrollment and could have a material effect on our business.

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

The postsecondary education market is highly fragmented and competitive. We compete for students with traditional public and private two-year and four- year colleges and universities, and other for-profit schools, including those that offer online learning programs, and alternatives to higher education, such as employment and military service. Many public and private schools, colleges and universities, including most major colleges and universities, offer online programs. We expect to experience additional competition in the future as more colleges, universities and for-profit schools offer an increasing number of online programs. Public institutions receive substantial government subsidies, and public and private non-profit institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, public and private nonprofit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than us. We may not be able to compete successfully against current or future competitors and may face competitive pressures that could have a material effect on our business, financial condition and results of operations.

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

Certain students, particularly in the healthcare programs, require or desire professional licenses or certifications after graduation to obtain employment in their chosen fields. Their success in obtaining such licensure depends on several factors, including the individual merits of the student, whether the institution and the program were approved by the state or by a professional association, whether the program from which the student graduated meets all state requirements and whether the institution is accredited. If one or more states refuses to recognize our graduates for professional licensure in the future based on factors relating to us or our programs, the potential growth of our programs would be negatively impacted, which could have a material effect on our business, financial condition and results of operations. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material effect on our business, financial condition and results of operations.

If we continue to decline in revenue and profitability, our stock price may decline and we may not have adequate financial resources to execute our business plan.

Our revenue decreased from approximately $117.9 million in fiscal 2015 to approximately $96.1 million in fiscal 2016 and then decreased to approximately $86.6 million in fiscal 2017. During the same period, our income before income taxes for fiscal 2015 was $11.2 million, compared to a loss of $8.2 million for fiscal 2016 and a loss of $7.8 million for fiscal 2017. If we are unable to maintain adequate revenue growth and profitability, our stock price may decline and we may not have adequate financial resources to execute our business plan. We have experienced losses in the past and it is possible we will experience losses in the future. In addition, we expect that our operating expenses and business development expenses will increase as we enroll more students, introduce new delivery mechanisms and develop new programs. As a result, there can be no assurance that we will be able to generate sufficient revenues to maintain profitability. In addition, you should not rely on the results of any prior periods as an indication of our future operating performance.

The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties.

The payment and amount of future quarterly dividends is within the discretion of the Board of Directors and will depend on factors the Board deems relevant at the time declaration of a dividend is considered. These factors include, but are not limited to: available cash; management's expectations regarding future performance and free cash flow; and capital expenditures required to fund future growth; and, the effect of various risks and uncertainties described in this "Risk Factors" section.

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

Our new initiatives may place a strain on our resources that could adversely affect our systems, controls and operating efficiency.

We believe that future growth will be based upon an expansion of our current programs, the addition of new programs, an increase in our online presence, affiliation agreements and increasing enrollments. The growth and expansion of our domestic and international operations may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls and personnel. Any failure to effectively manage or maintain growth could have a material effect on our business, financial condition and results of operations.

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

If the proportion of students who are enrolled in our Associate degree programs increases, we may experience increased costs and reduced margins.

  If increases in Associate degree programs take effect, we may experience additional consequences, such as higher costs per start, lower retention rates, higher student services costs, an increase in the percentage of our revenue derived from Title IV programs under the 90/10 Rule, more limited ability to implement tuition price increases and other effects that could have a material effect on our business, financial condition and results of operations.

An increase in interest rates could adversely affect our ability to attract and retain students.

For the fiscal years ended May 31, 2017, 2016, and 2015, NAU derived cash receipts equal to approximately 82.6%, 86.8%, and 89.2%, respectively, of its net revenue from tuition financed under Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not subsidized. If our students’ employment circumstances are adversely affected by regional or national economic downturns, they may be more heavily dependent on student loans. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if interest rates increase or Congress decreases the amount available for Title IV funding, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a material effect on our enrollments and future growth prospects and our business, financial condition and results of operations.

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

Our expansion into new markets outside the United States will subject us to risks inherent in international operations, are subject to significant start- up costs and will place strain on our management.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease all of our educational sites and administrative facilities (including those that are pending regulatory approval) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, and Texas. Our corporate headquarters is located in Rapid City, South Dakota, as set forth under the heading “Educational and Administrative Sites” under Item 1. As of July 31, 2017, we leased 32 educational sites, distance learning service centers, and administrative facilities.

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

	Fiscal 2017			Fiscal 2016
	Cash Dividends Declared	High	Low	Cash Dividends Declared	High	Low
First Quarter	$0.045	$2.30	$1.80	$0.045	$3.25	$2.56
Second Quarter	$0.045	$2.18	$1.78	$0.045	$3.06	$2.34
Third Quarter	$0.045	$2.67	$1.90	$0.045	$2.43	$1.47
Fourth Quarter	$0.045	$2.72	$2.29	$0.045	$2.19	$1.42

Stockholders

As of July 31, 2017, there were approximately 41 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

During our fiscal years 2017 and 2016, our board of directors has declared cash dividends on our common stock. The payment of any dividends in the future, however, will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.

Item 6. Selected Financial Data.

The following table shows our selected consolidated financial and operating data for each of the fiscal years ended May 31, 2017, 2016, 2015, 2014 and 2013. The selected consolidated statements of financial data for the fiscal years ended May 31, 2017, 2016, 2015, 2014 and 2013 are derived from the Company’s audited consolidated financial statements included in this document and those documents filed in prior years, prepared in accordance with accounting standards generally accepted in the United States. Our historical results are not necessarily indicative of our results for any future period.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended May 31,
	2017	2016	2015	2014	2013

	(dollars in thousands, except per share data)
Income Statement
Total revenues	$86,587	$96,113	$117,891	$127,753	$129,176
Operating expenses:
Cost of educational services	27,657	26,152	28,551	29,478	29,188
Selling, general and administrative	61,639	72,152	73,301	85,286	82,906
Auxiliary expense	3,477	4,667	5,629	6,236	6,780
Cost of condominium sales	0	0	368	386	192
Loss (gain) on disposition of property and equipment	1,052	735	(1,710)	114	100
Total operating expenses	93,825	103,706	106,139	121,500	119,166
Operating (loss) income	(7,238)	(7,593)	11,752	6,253	10,010
Other expense	(539)	(605)	(565)	(479)	(826)
(Loss) income before income taxes	(7,777)	(8,198)	11,187	5,774	9,184
Income tax benefit (expense)	1,550	2,894	(4,433)	(2,306)	(3,698)
Net (loss) income	(6,227)	(5,304)	6,754	3,468	5,486
Net loss (income) attributable to non-controlling interest	(48)	(44)	(38)	17	(40)
Net (loss) income attributable to National American University Holdings, Inc. and subsidiaries	$(6,275)	$(5,348)	$6,716	$3,485	$5,446

(Loss) income from operations per Common Share
Basic	(0.26)	(0.22)	0.27	0.14	0.21
Diluted	(0.26)	(0.22)	0.27	0.14	0.21
Balance Sheet
Total assets	$57,592	$68,526	$86,544	$88,457	$88,082
Long-term obligations	$15,441	$16,253	$21,183	$22,696	$22,593
Cash Dividends declared per Common Share	$0.18	$0.18	$0.18	$0.18	$0.16
Weighted Average Shares
Basic EPS Common	24,154,541	24,651,521	25,160,729	25,093,096	25,556,391
Diluted EPS Common	24,154,541	24,651,521	25,165,732	25,094,361	25,561,468
Other Data (Unaudited)
(Loss) Income from Real Estate Operations Before Taxes	$20	$(22)	$1,714	$(134)	$(522)
EBITDA 1	$(1,943)	$(1,819)	$18,057	$12,758	$15,767

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

 The following table provides a reconciliation of net income attributable to the Company to EBITDA:

	Year Ended May 31,
	2017	2016	2015	2014	2013

Net loss attributable to the Company	$(6,275)	$(5,348)	$6,716	$3,485	$5,446
Loss (income) attributable to non-controlling interest	48	44	38	(17)	40
Interest income	(102)	(87)	(148)	(142)	(111)
Interest expense	850	870	891	770	1,044
Income taxes	(1,550)	(2,894)	4,433	2,306	3,698
Depreciation and amortization	5,086	5,596	6,127	6,356	5,650
EBITDA	$(1,943)	$(1,819)	$18,057	$12,758	$15,767

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

Background

National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning offering diploma, associates, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology; legal-related disciplines, such as paralegal, criminal justice; and in healthcare-related disciplines, such as nursing, medical assisting, surgical technology and healthcare management; and higher education. Courses are offered through physical educational sites as well as online via the internet. As of May 31, 2017, our operations had 32 locations, including educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas, and distance learning operations and central administration offices in Rapid City, South Dakota.

On March 1, 2017 NAU consolidated its operations of the Minnetonka, Allen Service Center and Austin South locations. The university intends to use the facilities at Minnetonka to support its online and other NAU operations; therefore, no impairment of related assets exists. We impaired the leasehold improvements and accelerated the future lease payments of the Allen Service Center after the location was closed. In addition, we impaired the leasehold improvements of the Austin South location while potential uses of that facility are being evaluated. During the winter term preceding the consolidation, nearly 100% of the students associated with these three campuses participated in classes exclusively through online delivery. The ongoing impact on our future financial results is positive as students at these locations remained enrolled online, and fixed costs for these locations were eliminated.

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

In June 2017, the university launched the College of Military Studies (CMS) to focus and provide informed quality education and a premier customer service platform response to the needs and demands of servicemen and women, their dependents, and veterans. The CMS is also focusing on safeguarding veterans’ benefits and ensuring the military student population is well-served. We are strengthening relationships with key organizations.

In addition, we have made progress in executing our plans to enroll Canadians in NAU courses and programs. We continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of various Canadian regulatory authorities.

As of May 31, 2017, NAU had 1,313 students enrolled at its physical locations, 4,691 students for its online programs, and 703 students at its hybrid learning centers that attended physical campus locations and also took classes online. As of May 31, 2017, NAU supported the instruction of 2,503 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1.3% of our revenues for the fiscal year ended May 31, 2017. Arrowhead View Apartments, a newly constructed, 24-unit luxury apartment building, began leasing to tenants on June 1, 2017.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For fiscal year ended May 31, 2017, approximately 93.1% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s online bookstore and the real estate operations rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and services are performed.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expense as a percentage of academic revenue for the fiscal years ended May 31, 2017, 2016, and 2015 was 4.6%, 6.1% and 5.1%, respectively.

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

The following chart is a summary of our student enrollment on May 31, 2017, and May 31, 2016, by degree type and by instructional delivery method.

	May 31, 2017 (Spring '17 Qtr)		May 31, 2016 (Spring '16 Qtr)
	Number of Students	% of Total	Number of Students	% of Total	% Change for same quarter over prior year

Continuing Ed	170	2.5%	972	11.9%	-82.5%
Doctoral	98	1.5%	87	1.1%	12.6%
Graduate	366	5.5%	324	3.9%	13.0%
Undergraduate and Diploma	6,069	90.5%	6,802	83.1%	-10.8%
Total	6,703	100.0%	8,185	100.0%	-18.1%

On-Campus	1,309	19.5%	2,400	29.3%	-45.5%
Online	4,691	70.0%	4,868	59.5%	-3.6%
Hybrid	703	10.5%	917	11.2%	-23.3%
Total	6,703	100.0%	8,185	100.0%	-18.1%

We experienced an 18.1% decline in enrollment in spring term 2017 from spring term 2016. The undergraduate and diploma degree education programs had a 10.8% decline while the continuing education students who enroll in one-off courses had an 82.5% decline. The doctoral and master’s programs had 12.6%, and 13.0% increases, respectively. The on-campus, online and hybrid delivery methods saw a 45.5%, 3.6% and 23.3% decrease, respectively. We believe our investment to expand academic programming and our growth strategies detailed earlier in this document will be critical in growing all segments.

We plan to continue expanding and developing our academic programming focusing on growth at our approximately three dozen existing locations and potentially making acquisitions of other schools or programs. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate positive enrollment trends. Our ability to maintain or increase enrollment will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which we are able to increase enrollment will be correlated with the creation of new delivery mechanisms, the number of academic programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through acquisitions. If market conditions decline or if we are unable to open new physical locations, develop or expand academic programming or make acquisitions, whether as a result of regulatory limitations or other factors, our enrollment rate will likely decline.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of the students to make required payments. We determine the adequacy of the allowance for doubtful accounts based on an analysis of aging of the accounts receivable and with regard to historical bad debt experience. Accounts receivable balances are generally written off when deemed uncollectible at the time the account is returned by an outside collection agency. Bad debt expense is recorded as a selling, general and administrative expense. As of May 31, 2017, and 2016, the allowance for doubtful accounts was approximately $1.2 million and $0.7 million, respectively. During the fiscal years ended May 31, 2017, 2016, and 2015, bad debt expense was $3.7 million, $5.4 million, and $5.6 million, respectively. The bad debt expense was 4.6%, 6.1%, and 5.1% of academic revenue for the fiscal years ended May 31, 2017, 2016 and 2015, respectively.

Accounting for Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. During the quarter ended February 28, 2017, the Company determined that it is more likely than not that it will not realize its deferred tax asset. As such, a valuation allowance totaling $1,035 was recorded at February 28, 2017 which was included in deferred income taxes liability in the accompanying condensed consolidated balance sheet. A primary factor in the assessment of this non-cash charge is that the Company is in a cumulative loss position over the three-year period ended February 28, 2017. The Company’s effective tax rate was 19.9% for the twelve months ended May 31, 2017 as compared to 35.3% for the corresponding period in 2016. The effective rate varies from the statutory rate primarily due to the deferred tax asset valuation allowance. In addition, there is a fluctuation in state income taxes as a result of the Company’s net loss position, as well as nondeductible meals.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded for the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be held for sale are carried at the lower of carrying value or fair value, less cost to sell.

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

Results of Operations — For the Year Ended May 31, 2017 Compared to the Year Ended May 31, 2016

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2017 in percentages	Year-Ended May 31, 2016 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	31.9	27.2
Selling, general and administrative	71.2	75.1
Auxiliary expense	4.0	4.8
Loss on disposition of property	1.2	0.8
Total operating expenses	108.3	107.9
Operating loss	(8.3)	(7.9)
Interest income	0.1	0.1
Interest expense	(1.0)	(0.9)
Other income - net	0.2	0.2
Loss before income taxes	(9.0)	(8.5)
Income tax benefit	1.8	3.0
Net income attributable to non-controlling interest	(0.1)	(0.0)
Net loss attributable to the Company	-7.3%	-5.5%

For the year ended May 31, 2017, we generated $86.6 million in revenue, a decrease of 9.9% compared to the same period in 2016. This decrease was attributable to a decline in enrollment that was partially offset by a new tuition plan effective March 1, 2017, fees billed to affiliated institutions for our courseware development, technical support and online class hosting services, and programmatic expansion. Our revenue for the year ended May 31, 2017 consisted of $85.4 million from our NAU operations and $1.2 million from our other operations. Total operating expenses were $93.8 million or 108.3% of total revenue for the year ended May 31, 2017, a decrease of 9.5% compared to the same period in 2016. Loss before income taxes was $7.8 million or 9.0% of total revenue for the year ended May 31, 2017, a decrease of $0.4 million compared to the same period in 2016. Net loss attributable to the Company was $6.3 million or 7.3% of total revenue for the year ended May 31, 2017, an increase of $0.9 million compared to the same period in 2016. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2017 in percentages	Year-Ended May 31, 2016 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	32.4	27.5
Selling, general and administrative	70.4	74.5
Auxiliary expense	4.1	4.9
Loss on disposition of property	1.3	0.9
Total operating expenses	108.2	107.8
Operating loss	(8.2)	(7.8)
Interest income	0.1	0.1
Interest expense	(1.0)	(0.9)
Other income - net	0.0	0.0
Loss before income taxes and non-controlling interest	(9.1)	(8.6)

Total revenue. The total revenue for NAU for the year ended May 31, 2017 was $85.4 million, a decrease of $9.6 million or 10.1%, as compared to total revenue of $95.0 million for the year ended May 31, 2016. The decrease was primarily due to decreased enrollments which can be attributed, in part, to the current improving economic climate, in which many working adults have chosen not to attend school. The decreased enrollment rates were offset by a new tuition plan that was approved by NAU’s board of governors in November 2016 and became effective in March 2017, and fees billed to affiliated institutions for our courseware development, technical support and online class hosting services.

The academic revenue for the year ended May 31, 2017 was $80.6 million, a decrease of $8.1 million or 9.1%, as compared to $88.7 million for the year ended May 31, 2016. The decrease was primarily due to the decreased enrollments compared to the prior year, as discussed above. The auxiliary revenue was $4.8 million, a decrease of $1.5 million or 23.4%, as compared to $6.3 million for the year ended May 31, 2016. The decrease in auxiliary revenue was primarily driven by decreased enrollments that translated into decreased book sales in addition to many students purchasing books from other on-line alternatives.

Cost of educational services. The educational services expense increased as a percentage of revenue from 27.5% for the year ended May 31, 2016 to 32.4% for the year ended May 31, 2017. The expense increased $1.6 million primarily due to $1.2 million for full-time faculty and other staff that were hired to support new academic programs. This remaining increase was a result of other expenses necessary to maintain minimum class sizes on a decreasing revenue base.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $10.6 million; in addition, the expenses as a percentage of total revenue, decreased from 74.5% for the year ended May 31, 2016 to 70.4%, for the year ended May 31, 2017. This decrease is primarily due to $1.7 million reduction in bad debt expense, $3.0 million reduction in labor expenses, a $3.2 million reduction in other institutional support costs and $1.6 million reduction in other admissions expenses. We continue to identify and execute cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

Auxiliary expenses. Auxiliary expenses for the year ended May 31, 2017 were $3.5 million, a decrease of $1.2 million, or 25.5%, as compared to $4.7 million for the year ended May 31, 2016. This decrease was primarily the result of lower enrollments that translated into lower book sales and cost of books sold.

Loss before non-controlling interest and taxes. The loss before non-controlling interest and taxes for the year ended May 31, 2017, was $7.8 million, a decrease of $0.4 million, compared to an $8.2 million loss for the year ended May 31, 2016. The impact is due to factors as explained above.

Results of Operations — For the Year Ended May 31, 2016 Compared to the Year Ended May 31, 2015

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2016 in percentages	Year-Ended May 31, 2015 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	27.2	24.2
Selling, general and administrative	75.1	62.2
Auxiliary expense	4.8	4.8
Cost of condominium sales	0.0	0.3
Loss on disposition of property	0.8	(1.5)
Total operating expenses	107.9	90.0
Operating (loss ) income	(7.9)	10.0
Interest income	0.1	0.1
Interest expense	(0.9)	(0.8)
Other income - net	0.2	0.2
(Loss) income before income taxes	(8.5)	9.5
Income tax benefit (expense)	3.0	(3.8)
Net income attributable to non-controlling interest	(0.0)	0.0
Net (loss) income attributable to the Company	-5.5%	5.7%

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

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Year-Ended May 31, 2016 in percentages	Year-Ended May 31, 2015 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	27.5	24.6
Selling, general and administrative	74.5	61.6
Auxiliary expense	4.9	4.8
Loss on disposition of property	0.9	0.1
Total operating expenses	107.8	91.1
Operating loss	(7.8)	8.9
Interest income	0.1	0.0
Interest expense	(0.9)	(0.8)
Other income - net	0.0	0.0
Loss before income taxes and non-controlling interest	(8.6)	8.1

Total revenue. The total revenue for NAU for the year ended May 31, 2016 was $95.0 million, a decrease of $21.3 million or 18.3%, as compared to total revenue of $116.3 million for the year ended May 31, 2015. The decrease was primarily due to the decreased enrollments of approximately 3.0%. The enrollment decrease can also be attributed, in part, to the current improving economic climate, in which many working adults have chosen not to attend school. The decreased enrollment rates were offset by an average tuition increase of 2.5% that was approved by NAU’s board of governors and became effective in September 2015, and fees billed to affiliated institutions for our courseware development, technical support and online class hosting services.

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

Selling, general and administrative expenses. The selling, general and administrative expenses decreased $0.9 million primarily due to targeted headcount reductions; however, as a percentage of total revenue, increased from 61.6% for the year ended May 31, 2015 to 74.5%, for the year ended May 31, 2016. This percentage increase is due to one-time reversals of $0.7 million in 401(k) expense and $1.5 million in non-cash compensation expense related to performance-based restricted stock awards in the fiscal year 2015. These reversals caused selling, general, and administrative expenses to be lower than normal in fiscal year 2015. Fixed cost amounts such as depreciation and administrative salaries remained flat while academic revenues decreased, resulting in the percentage increase.

Auxiliary. Auxiliary expenses for the year ended May 31, 2016 were $4.7 million, a decrease of $0.9 million, or 17.1%, as compared to $5.6 million for the year ended May 31, 2015. This decrease was primarily the result of lower enrollments that translated into lower book sales and cost of books sold.

Income before non-controlling interest and taxes. The income loss before non-controlling interest and taxes for the year ended May 31, 2016, was $8.2 million, a decrease of $17.7 million, compared to an income of $9.5 million for the year ended May 31, 2015. The impact is due to factors as explained above.

Liquidity and Capital Resources

Liquidity.  At May 31, 2017, and May 31, 2016, cash, cash equivalents and marketable securities were $16.2 million and $25.8 million, respectively.

Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in United States securities directly or through money market funds, as well as in bank deposits and certificate of deposits. Of the amounts listed above, the marketable securities were $4.2 million on May 31, 2017 and $4.1 million on May 31, 2016.

Based on our current operations and anticipated growth, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. We believe that we are positioned to further supplement our liquidity with debt, if needed.

Operating Activities. Net cash provided by operating activities was $0.8 million for the year ended May 31, 2017 compared to $7.3 million for the year ended May 31, 2016. This decrease in cash is primarily due to an increase in net loss and a decrease in cash flows caused by the change in student accounts receivable, which is due to a timing difference in cash receipts; and a reduction in the provision for uncollectable tuition partially offset by a decrease in income taxes receivable. The increase in net loss was largely the result of decreased enrollment. This enrollment reduction is due, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

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

Investing Activities. Net cash used in investing activities was $5.9 million for the year ended May 31, 2017, and $1.2 million for the year ended May 31, 2016. The increase in the cash used in investing activities was due mostly to an additional $4.6 million of asset purchases, primarily related to the 24 unit luxury apartment complex. To-date, the new apartment complex purchases total $5.1 million; of which $4.9 million was incurred in the year ended May 31, 2017. Expected purchases to complete the project in the year ended May 31, 2018 are $.06 million.

Net cash used in investing activities was $1.2 million for the year ended May 31, 2016, as compared to the net cash provided by investing activities of $15.1 million for the year ended May 31, 2015. The decrease in the cash provided by investing activities was due, in part to the selling and buying of available-for-sale investments, which resulted in net proceeds of $0.0 million in fiscal 2016 as compared to net proceeds of $11.3 million in fiscal 2015. For the year ended May 31, 2015, there were $3.6 million in proceeds from the sale of property and equipment primarily related to settlement of the contract for deed on our former Rapid City campus.

Financing Activities. Net cash used in financing activities was $4.6 million for May 31, 2017 as compared to net cash used in financing activities of $7.7 million for the year ended May 31, 2016. The decrease in funds used was due to $3.0 million in stock repurchases in 2016.

Net cash used in financing activities was $7.7 million for May 31, 2016 as compared to net cash used in financing activities of $4.8 million for the year ended May 31, 2015. The increase in funds used was due to $3.0 million in stock repurchases in 2016.

The table below sets forth our contractual commitments as of May 31, 2017:

	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	31,244	6,223	11,370	7,321	6,330
Capital leases	19,151	1,159	2,390	2,486	13,116

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

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At May 31, 2017, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

National American University Holdings, Inc.

Page
Consolidated Annual Financial Statements:
Report of Independent Registered Public Accounting Firm	82
Consolidated Balance Sheets as of May 31, 2017 and 2016	83
Consolidated Statements of Income and Comprehensive Income for the fiscal years ended May 31, 2017, 2016 and 2015	84
Consolidated Statements of Stockholders’ Equity for the fiscal years ended May 31, 2017, 2016 and 2015	85
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2017, 2016 and 2015	86
Notes to Annual Consolidated Financial Statements	88
Financial Statement Schedules All schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
National American University Holdings, Inc. and subsidiaries
Rapid City, South Dakota

We have audited the accompanying consolidated balance sheets of National American University Holdings, Inc. and subsidiaries (the "Company") as of May 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of National American University Holdings, Inc. and subsidiaries as of May 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Minneapolis, MN
August 4, 2017

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2017 AND 2016
(In thousands, except share and per share amounts)

	May 31	May 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,974	$21,713
Available for sale investments	4,183	4,117
Student receivables — net of allowance of $1,195 and $723 at May 31, 2017
and May 31, 2016, respectively	2,895	3,011
Other receivables	458	375
Income taxes receivable	2,301	2,780
Prepaid and other current assets	1,649	2,078
Total current assets	23,460	34,074
Total property and equipment - net	31,318	31,273
OTHER ASSETS:
Condominium inventory	621	621
Land held for future development	229	312
Course development — net of accumulated amortization of $3,322 and $3,051 at
May 31, 2017 and May 31, 2016, respectively	1,111	817
Deferred income taxes	0	431
Other	853	998
Total other assets	2,814	3,179
TOTAL	$57,592	$68,526

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$331	$285
Accounts payable	3,076	2,913
Dividends payable	1,094	1,090
Income taxes payable	113	110
Deferred income	1,691	1,649
Accrued and other liabilities	5,906	5,861
Total current liabilities	12,211	11,908
DEFERRED INCOME TAXES	194	0
OTHER LONG-TERM LIABILITIES	4,010	4,686
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	11,237	11,567
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,557,968 issued and
24,224,924 outstanding as of May 31, 2017; 28,472,129 issued and 24,140,972
outstanding as of May 31, 2016)	3	3
Additional paid-in capital	59,060	58,893
(Accumulated deficit) Retained earnings	(6,622)	4,012
Treasury stock, at cost (4,333,044 shares at May 31, 2017 and 4,331,157
shares at May 31, 2016)	(22,481)	(22,477)
Accumulated other comprehensive loss, net of taxes - unrealized loss on available
for sale securities	(4)	(2)
Total National American University Holdings, Inc. stockholders' equity	29,956	40,429
Non-controlling interest	(16)	(64)
Total stockholders' equity	29,940	40,365
TOTAL	$57,592	$68,526

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
(In thousands, except share and per share amounts)

	2017	2016	2015
REVENUE:
Academic revenue	$80,595	$88,697	$108,360
Auxiliary revenue	4,832	6,306	7,920
Rental income — apartments	1,160	1,110	1,164
Condominium sales	0	0	447

Total revenue	86,587	96,113	117,891

OPERATING EXPENSES:
Cost of educational services	27,657	26,093	28,551
Selling, general and administrative	61,639	72,211	73,301
Auxiliary expense	3,477	4,667	5,629
Cost of condominium sales	0	0	368
Loss (gain) on disposition of property	1,052	735	(1,710)
	0
Total operating expenses	93,825	103,706	106,139

OPERATING (LOSS) INCOME	(7,238)	(7,593)	11,752

OTHER INCOME (EXPENSE):
Interest income	102	87	148
Interest expense	(850)	(870)	(891)
Other income — net	209	178	178
	0
Total other expense	(539)	(605)	(565)

(LOSS) INCOME BEFORE INCOME TAXES	(7,777)	(8,198)	11,187

INCOME TAX BENEFIT (EXPENSE)	1,550	2,894	(4,433)

NET (LOSS) INCOME	(6,227)	(5,304)	6,754

NET (INCOME) ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	(48)	(44)	(38)

NET (LOSS) INCOME ATTRIBUTABLE TO NATIONAL
AMERICAN UNIVERSITY HOLDINGS, INC. AND
SUBSIDIARIES	(6,275)	(5,348)	6,716

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Unrealized (losses) gains on investments, net of tax benefit
(expense) of $2, $1, and $(2) for 2017, 2016 and 2015, respectively	(2)	(1)	2

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(6,277)	$(5,349)	$6,718

Basic net (loss) earnings per share attributable to National	$(0.26)	$(0.22)	$0.27
American University Holdings, Inc.
Diluted net (loss) earnings per share attributable to National	$(0.26)	$(0.22)	$0.27
American University Holdings, Inc.
Basic weighted average shares outstanding	24,154,541	24,651,521	25,160,729
Diluted weighted average shares outstanding	24,154,541	24,651,521	25,165,732

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2017, 2016, AND 2015
(In thousands, except share and per share amounts)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
			Retained		Accumulated
		Additional	earnings		other		Total
	Common	paid-in	(accumulated	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	deficit)	stock	loss	interest	equity

Balance - May 31, 2014	$3	$59,191	$11,573	$(19,423)	$(3)	$(146)	$51,195

Purchase of 10,454 shares common
stock for the treasury	0	0	0	(32)	0	0	(32)
Share based compensation expense	0	(855)	0	0	0	0	(855)
Dividends declared ($0.045 per share)	0	0	(4,538)	0	0	0	(4,538)
Net income	0	0	6,716	0	0	38	6,754
Other comprehensive income, net of tax	0	0	0	0	2	0	2
Balance - May 31, 2015	$3	$58,336	$13,751	$(19,455)	$(1)	$(108)	$52,526

Purchase of 1,260,330 shares
common stock for the treasury	0	0	0	(3,022)	0	0	(3,022)
Share based compensation expense	0	557	0	0	0	0	557
Dividends declared ($0.045 per share)	0	0	(4,391)	0	0	0	(4,391)
Net (loss) income	0	0	(5,348)	0	0	44	(5,304)
Other comprehensive loss, net of tax	0	0	0	0	(1)	0	(1)
Balance - May 31, 2016	$3	$58,893	$4,012	$(22,477)	$(2)	$(64)	$40,365

Purchase of 1,887 shares
common stock for the treasury	0	0	0	(4)	0	0	(4)
Share based compensation expense	0	167	0	0	0	0	167
Dividends declared ($.045 per share)	0	0	(4,359)	0	0	0	(4,359)
Net (loss) income	0	0	(6,275)	0	0	48	(6,227)
Other comprehensive loss, net of tax	0	0	0	0	(2)	0	(2)
Balance - May 31, 2017	$3	$59,060	$(6,622)	$(22,481)	$(4)	$(16)	$29,940

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2017, 2016, AND 2015
(In thousands)

	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,227)	$(5,304)	$6,754
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization	5,086	5,596	6,127
Loss (gain) on disposition of property and equipment	1,052	735	(1,710)
Provision for uncollectable tuition	3,740	5,403	5,602
Noncash compensation expense	167	557	(855)
Deferred income taxes	625	(1,379)	(1,534)
Changes in assets and liabilities:
Student and other receivables	(3,707)	6,764	(4,332)
Prepaid and other current assets	429	73	(53)
Condominium inventory	0	(236)	367
Other assets	235	202	(19)
Income taxes receivable/payable	482	(2,671)	(1,157)
Accounts payable	(224)	(372)	230
Deferred income	42	190	149
Accrued and other liabilities	6	(891)	(337)
Other long-term liabilities	(890)	(1,361)	(384)

Net cash flows provided by operating activities	816	7,306	8,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(7,721)	(3,897)	(50,141)
Proceeds from sale of available for sale investments	7,652	3,881	61,478
Purchases of property and equipment	(5,547)	(959)	(1,311)
Proceeds from sale of property and equipment	215	75	3,628
Course development	(565)	(304)	(143)
Payments received on contract for deed	7	6	160
Payments received on note receivable	0	0	1,390
Other	47	11	8

Net cash flows (used in) provided by investing activities	(5,912)	(1,187)	15,069

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(284)	(244)	(206)
Purchase of treasury stock	(4)	(3,022)	(32)
Dividends paid	(4,355)	(4,440)	(4,533)

Net cash flows used in financing activities	(4,643)	(7,706)	(4,771)

			(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2017, 2016, AND 2015
(In thousands)

	2017	2016	2015

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(9,739)	$(1,587)	$19,146

CASH AND CASH EQUIVALENTS — Beginning of year	21,713	23,300	4,154

CASH AND CASH EQUIVALENTS — End of year	$11,974	$21,713	$23,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND
NON-CASH INFORMATION:
Cash (received) paid for income taxes	$(2,658)	$1,156	$7,124
Cash paid for interest	$851	$871	$885
Property and equipment sold under contract for deed	$171	$0	$0
Property and equipment purchases included in accounts payable	$450	$63	$24
Dividends declared and unpaid at May 31, 2017, 2016, and 2015	$1,094	$1,090	$1,139

			(Concluded)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
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

The Company has determined that the Partnership qualifies as a VIE and that the Company is the primary beneficiary of the Partnership. Accordingly, the Company consolidated assets, liabilities, and net income of the Partnership within its consolidated balance sheets and statements of operations and comprehensive income and appropriately presented the balances as non-controlling interest within the consolidated balance sheets. As of May 31, 2017 and 2016, the consolidated balance sheets include Partnership assets of $543 and $611, respectively, and Partnership liabilities of $90 and $91, respectively. The consolidated statements of operations and comprehensive income include Partnership net income of $97, $88, and $75, for the years ended May 31, 2017, 2016, and 2015, respectively.

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

The Company’s common stock is listed as NAUH on the NASDAQ Global Market. The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering diploma, associate, baccalaureate, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; and in higher education. Courses are offered through educational sites and online. During the fiscal year ended May 31, 2017, operations include educational sites located in educational sites in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, and Texas. Distance learning operations and central administration offices operate from Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, and contracts to provide online course development, hosting and technical assistance to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with U.S. Department of Education requirements, including the maintenance of certain financial ratios.

In addition to the university operations, NAUH operates a real estate business known as Fairway Hills Developments, or Fairway Hills. The real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Residential Development area of Rapid City, South Dakota. Fairway Hills is constructing a 24-unit luxury apartment complex. It is anticipated that construction will be complete by the second quarter of fiscal year 2018, but renters began occupying the units on June 1, 2017.

Approximately 93%, 92%, and 92% of the Company’s total revenues for each of the years ended May 31, 2017, 2016, and 2015, respectively, were derived from NAU’s academic revenue.

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash is held in bank accounts that periodically exceed insured limits; however, no losses have occurred, and the Company does not believe the risk of loss is significant.

Investments — The Company’s investments consist of certificates of deposit and U.S. Treasury debt securities. These securities are classified as “available-for-sale.” Available-for-sale securities represent securities carried at fair value in the consolidated balance sheets. Certain of the Company’s certificates of deposit have maturity dates greater than one year. However, these certificates of deposit can be accessed at any time and are convertible to cash on demand. As such, the Company has classified these amounts as current assets in the consolidated balance sheets. Unrealized gains and losses deemed to be temporary are reported net of taxes and included in other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income – net in the consolidated statements of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. During the year ended May 31, 2016 and 2015, all U.S. Treasury debt securities were liquidated. Proceeds from the sale or call of investments totaled $7,652, $3,881 and $61,478 for the years ended May 31, 2017, 2016 and 2015, respectively.

The Company’s investments were comprised of the following at May 31:

	2017				2016
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Certificates of deposit	$ 4,187	$ -	$ (4)	$ 4,183	$ 4,119	$ -	$ (2)	$ 4,117

As of May 31, 2017, the Company’s investments all mature in one to three years.

Declines in the fair value of individual securities classified as available-for-sale below their amortized cost that are determined to be other-than-temporary result in write-downs of the individual securities to their fair value, with the resulting write-downs included in current earnings as realized losses. Unrealized losses that may occur are generally due to changes in interest rates and, as such, are considered by the Company to be temporary. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company had no impairments during the year ended May 31, 2017. 2016, and 2015.

Student Receivables — Student receivables are recorded at estimated net realizable value and are revised periodically based on estimated future collections. Interest and service charges are applied to all past due student receivables; however, collections are first applied to principal balances until such time that the entire principal balance has been received. Student accounts are charged off only when reasonable collection means are exhausted. Bad debt expense is included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income.

Other Receivables — Other Receivables consist primarily of financial aid amounts due from the federal government, and the current portion of institutional receivables, which are amounts due from students and are stated at net realizable value. Long-term portion of these institutional receivables are included in other assets.

Property and Equipment — Property and equipment are stated at cost. Renewals and improvements exceeding five hundred dollars are capitalized, while repairs and maintenance are expensed when incurred. Upon retirement, sale or disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in loss (gain) in disposition of property. For financial statement purposes, depreciation includes the depreciation of the capital lease asset in the amount of $530 for each of the fiscal years 2017, 2016 and 2015. Total depreciation and amortization expense in operating expenses was $5,086, $5,596, and $6,127 for the fiscal years 2017, 2016 and 2015, respectively. The depreciation expense for property and equipment was $4,815, $5,305, and $5,788 for the fiscal years 2017, 2016 and 2015, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and building improvements	19–40
Land and leasehold improvements	10–20
Furniture, vehicles, and equipment	5–15

For tax purposes, depreciation is computed using the straight-line and accelerated methods.

Property and equipment — net consists of the following as of May 31 (in thousands):

	2017	2016
Land	$119	$119
Land improvements	23	23
Buildings and building improvements	42,470	39,759
Furniture, vehicles, and equipment	28,680	27,904
Total gross property and equipment	71,292	67,805
Less accumulated depreciation	(39,974)	(36,532)
Total net property and equipment	$31,318	$31,273

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

The Company capitalizes course development costs. Costs that qualify for capitalization are external direct costs, payroll, and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. Capitalization ends at such time that the course and/or material is available for general use by faculty and students. After becoming available for general use, the costs are amortized on a course-by-course basis over a period of three to five years. After the amortization period commences, the cost of maintenance and support is expensed as incurred, because it does not provide future benefit. If it is determined that the curriculum will not be used, the capitalized curriculum costs are written off and expensed in the period of this determination. The amortization of capitalized course development costs was $271, $291, and $339 for the fiscal years 2017, 2016 and 2015, respectively.

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

In February 2017, the Company announced the closure of our Allen and Austin South locations. In addition, upon our review for impairment, we determined that the estimated future undiscounted cash flows associated with the assets of two other campuses are not sufficient to recover their carrying value.  Accordingly, their carrying values were reduced to their fair value. An impairment charge of $852 related to these four locations was recorded during the year ended May 31, 2017.  The impairment charge is included in loss on disposition of property, within the NAU segment, in the consolidated financial statements.

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

The company had no impairments in the year ended May 31, 2015.

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

Non-Controlling Interest — The non-controlling interest presented on the consolidated statements of operations and comprehensive income represents the individual owners’ share of the Partnership’s income or loss. The consolidated balance sheet amount “Non- controlling interest” represents the individual owners’ share of the Partnership obligations in excess of Partnership assets. The Company has determined the non-controlling owners have a legal obligation to fund such deficits and believes it is fully collectable at May 31, 2017.

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

Academic Revenue Recognition — Academic revenue represents tuition revenue and affiliate revenue which is generated through NAU’s teaching relationships with other non-related party institutions. Tuition revenue and affiliate revenue is recorded ratably over the length of respective courses. Academic revenue also includes certain fees and charges assessed at the start of each term. The portion of tuition and registration fees payments received but not earned is recorded as deferred income and reflected as a current liability on the consolidated balance sheets, as such amount represents revenue that the Company expects to earn within the next year. Academic revenue is reported net of adjustments for refunds and scholarships. If a student withdraws prior to the completion of the academic term, the respective portion of tuition and registration fees that the Company already received and is not entitled to are refunded back to the students and the Department of Education. Refunds and scholarships are recorded during the respective terms. For students that have withdrawn from all classes during an academic term, the University estimates the expected receivable balance that is due from such students and records a provision to reduce academic revenue for that amount calculated based on historical collection trends and adjusted for known current factors. The amount is then recognized as academic revenue at the time the receivable is collected (e.g. cash basis).

Auxiliary Revenue — Auxiliary revenue represents primarily revenues from the University’s bookstore operations. Revenue is recognized as items are sold and is recorded net of any applicable sales tax. The Company does not have book inventory because the book operation is outsourced to a third party vendor. Since the Company has the discrete ability to set book prices and maintains inventory and credit risk, we utilize gross reporting of revenue and expenses. Book sales revenue is recorded as auxiliary revenue and the related costs are recorded as auxiliary expense.

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

Rental Expense — The University accounts for rent expense under its long-term operating leases using the straight-line method. Certain of the University’s operating leases contain rent escalator provisions. Accordingly, a deferred rent and tenant improvement liability of $4,910 and $5,432, at May 31, 2017 and 2016, respectively, is recorded in accrued and other liabilities and other long-term liabilities on the consolidated balance sheets. The 2017 liability amount also includes accelerated lease liability totaling $285 due to the closure of the Allen campus.

Advertising — The University follows the policy of expensing the cost of advertising as incurred. Advertising costs of $9,125, $10,734 and $9,807 for 2017, 2016 and 2015, respectively, are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive income.

4.
RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, provides more useful information to users of the consolidated financial statements through improved disclosure requirements, and simplifies the preparation of the consolidated financial statements by reducing the number of requirements to which an entity must refer. The ASU outlines five steps to achieve proper revenue recognition: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This standard will be effective for the Company’s fiscal year 2019 in the first quarter ending August 31, 2018. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard was effective for the Company’s fiscal year 2017 in the first quarter ended August 31, 2016. The implementation of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which is intended to reduce diversity in practice and the complexity in applying existing guidance related to changing terms or conditions of share-based payment awards. The standard clarifies that modification accounting is required unless the fair value, vesting conditions, and classification as an equity or liability instrument of the modified award are the same as that of the original award immediately prior to the modification. This standard will be effective for the Company’s fiscal year ending 2019, in the first quarter ending August 31, 2018. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

5.
DEPARTMENT OF EDUCATION REQUIREMENTS

The University extends unsecured credit to a portion of the students who are enrolled throughout the campuses for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV Higher Education Act of 1965, as amended (the “Higher Education Act” or “HEA”). The University is required under 34 CFR 600.5(d) to maintain at least 10% of its revenues (calculated on a cash basis) from non-Title IV program funds, commonly referred to as the “90/10 Rule”. An institution is subject to loss of eligibility to participate in Title IV programs if it fails to meet the 10% threshold for two consecutive fiscal years. If the Company were to violate the 90/10 Rule, it would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% Title IV program funds threshold and would be unable to regain eligibility for two fiscal years thereafter. The University believes they are in compliance with this requirement for the years ended May 31, 2017, 2016 and 2015, as shown in the underlying calculation:

	2017		2016		2015
Title IV HEA
funds received	$69,900.00		$90,238.00		$106,305.00
Academic revenue	$84,600.00	=82.62%	$103,904.00	=86.85%	$119,200.00	=89.18%
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

An educational institution that does not meet the Department of Education’s minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the Department of Education. Based on the consolidated financial statements for the 2017, 2016 and 2015 fiscal years, the University’s calculations result in a composite score of 1.8, 1.8, and 3.0, respectively. Therefore the University currently meets the minimum composite score requirement as most recently required by the Department of Education.

Finally, to remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. Our official cohort default rates for federal fiscal years 2013 and 2012 are 23.4% and 20.6%, respectively.  The draft cohort rate for federal fiscal year 2014 is 24.3%.

The University’s current certification to participate in the Title IV programs, which is not provisional, was effective in June 2013 and extends through March 31, 2019.

6.
CONSTRUCTION IN PROGRESS

In June and July 2016, Dlorah, Inc. entered into construction contracts totaling approximately $4.7 million on a 24-unit apartment building and a new administrative building. Construction is being funded through operations. Total construction in progress included in property and equipment on the consolidated balance sheet at May 31, 2017, was approximately $5.1 million. It is anticipated that construction will be complete by the second quarter of fiscal year 2018, but renters began occupying the units on June 1, 2017.

7.
CONDOMINIUM PROJECT

The Company built 24 condominium units to be sold to the general public called Vista Park. As of May 31, 2017 and 2016, four and six units, respectively, are being leased on a short-term basis while being marketed for sale. These units have been reclassified as property and equipment and are being depreciated. Sales are recorded as (loss) gain on disposition of property within the consolidated statements of operations and comprehensive income. The remaining condominium units are accounted for within condominium inventory on the consolidated balance sheets, and the sales of the condominium units are recorded within condominium sales on the consolidated statements of operations and comprehensive income.

One condo unit was sold under a contract for deed in December 2013; however, the sale was not recognized due to the small initial investment and the lack of evidence to support collectability. The sale was recognized in 2017 when the company received over 20% of the sales price. The remaining contract for deed of $133 at May 31, 2017 is included in other assets on the consolidated balance sheet and requires monthly payments of $0.9 through March 1, 2018 at which time all remaining principal will be due in full. One additional condo unit was sold in the year ended May 31, 2017. Both of the 2017 sales were condominiums classified as property and equipment. A total of seventeen units have been sold from the inception of the project through May 31, 2017.

8.
CONTRACT FOR DEED

The Company signed a contract for deed on its former Rapid City campus on March 28, 2013 for $4,000 (see Note 10 for capital lease on new campus). The sale did not meet the accounting requirements to be consummated and was not recorded at this time. On July 11, 2014, the contract for deed was settled. The Company collected the outstanding proceeds, which included $3,230 of principal and $85 of interest that was offset by $59 of lease-back payments and maintenance expenses related to the long-term operating lease. All remaining liens on the property were released and the property deemed sold, resulting in a gain of $1,743.

9.
LINES OF CREDIT

The University maintained a $3,000 unsecured revolving line of credit with Great Western Bank that was subject to annual renewals and currently matured on May 31, 2016. The Company chose not to renew the line for the fiscal year 2017 due to adequate cash available. Advances under the line bore interest at prime (3.50% at May 31, 2016). No advances were made on this line of credit in 2016 or 2015.

10.
LEASES

The University leases building facilities for branch operations and equipment for classroom operations under operating leases with various terms and conditions. Total rent expense for the years ended May 31, 2017, 2016 and 2015, was $5,919, $5,737, and $6,037, respectively, which is included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive income.

Future minimum lease payments on noncancelable operating leases for the five years ending May 31 are as follows (in thousands):

2018	$6,223
2019	5,972
2020	5,398
2021	4,260
2022	3,061
Thereafter	6,330

Future minimum lease payments include the remaining lease payments for the Tigard, Weldon Springs and Austin South campuses. The associated lease payments were not accelerated because the Company is still receiving economic benefit from the leases. The Allen campus lease payments have been accelerated as there is no intention to utilize the campus going forward, resulting in a liability of $285 at May 31, 2017. This amount is include in accrued and other liabilities on the consolidated balance sheets. Future minimum lease payments on the Allen campus are included in the above schedule.

As part of ongoing operations, the Company entered into a capital lease arrangement for additional space that houses the corporate headquarters, distance learning operations, and the Rapid City campus operations. During the year ended May 31, 2014, the Company increased its capital lease obligation by $2,000 to account for tenant improvements. The Company initially paid for the improvements and reached an agreement with the lessor to be reimbursed for the amount under the terms of a $2,000 note receivable. The note receivable required monthly payments of $14 at 6% that directly offset the monthly payments to the lessor under the capital lease obligation. In June 2014, the landlord of the property paid the $1,373 remaining balance of the note receivable.

The Company is obligated to make future payments under the capital lease obligation, which totaled $19.2 million and $20.3 million as of May 31, 2017 and May 31, 2016, respectively, had a net present value of $11.6 million and $11.9 million as of May 31, 2017 and May 31, 2016, respectively, and was recognized as current and non-current capital lease payable of $331 and $11,237 at May 31, 2017 and $285 and $11,567 at May 31, 2016, respectively. The asset totals $10,600, and accumulated depreciation totals $2,959 and $2,429 at May 31, 2017 and 2016, respectively. The net amount is included in net property and equipment in the consolidated balance sheets.

The following is a schedule of future minimum commitments under the revised capital lease obligation as of May 31, 2017:

2017	1,159
2018	1,183
2019	1,207
2020	1,231
2021	1,255
Thereafter	13,116
Total future minimum lease obligation	$19,151
Less: Imputed interest on capital leases	(7,583)
Net present value of lease obligations	$11,568

11.
STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 24,224,924 and 24,140,972 shares of common stock were outstanding as of May 31, 2017 and 2016, respectively. No shares of preferred stock or Class A common stock were outstanding at May 31, 2017 and 2016.

Stock Repurchase Plans
On August 6, 2015, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares, for aggregate consideration not to exceed $1.25 million, of the Company’s outstanding common stock in both open market and privately negotiated transactions. The plan is authorized for a period of one year from August 10, 2015.  The timing and actual number of shares purchased depended on a variety of factors such as price, corporate and regulatory requirements, and other prevailing market conditions.

During the year ended May 31, 2016, the Company repurchased 353,581 shares for $868 under this authorization.  In addition, the Company repurchased 853,073 shares of its outstanding common stock for $2,039 from a single unrelated shareholder.  This repurchase was approved by the Company’s Board of Directors and was separate from the August 6, 2015 repurchase authorization.

On February 12, 2016, the Company announced that its Board of Directors authorized the Company to repurchase up to $500 worth of shares of its common stock at a price of $1.75 or less per share, for aggregate consideration not to exceed $500, to be implemented during a period of one year from the date the stock repurchase plan is announced to the public.   During the year ended May 31, 2016, the Company repurchased 30,440 shares for $50 under this authorization.

There was no repurchase of shares during the year ended May 31, 2017.

During the years ended May 31, 2017 and 2016, respectively, $4 and $65 of additions to treasury stock resulted from the settlement of stock-based compensation.

Stock-Based Compensation

In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At May 31, 2017, all stock options issued have been nonqualified stock options.  A total of 1,300,000 shares were authorized by the Plan.  Shares forfeited or canceled are eligible for reissuance under the Plan. At May 31, 2017, 347,059 shares of common stock remain available for issuance under the Plan.

In October 2013, the Company’s Board of Directors adopted the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan. The Company may grant restricted stock awards or restricted stock units to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Restricted stock grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant and vest over various terms. Shares forfeited or canceled are eligible for reissuance under the Plan. At May 31, 2017, 750,000 shares of common stock remain available for issuance under the 2013 Plan.

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

During the year ended May 31, 2016, the Company awarded 40,485 restricted stock awards with time based vesting at a grant date fair value of $2.47 per share to members of the board of directors. These shares vested on October 6, 2016.

During the quarter ended August 31, 2016, the Company issued 281,250 restricted stock units (“RSUs”) with performance based vesting under the 2013 Plan. The number of shares to be earned was determined by the Company’s profitability and other operating metrics during the year ended May 31, 2017. The grant date fair value of the RSUs was $1.93 per share. No expense was recorded as targeted profitability and operating metrics were not attained and all shares were canceled on May 31, 2017.

During the year ended May 31, 2017, the Company awarded 46,945 restricted stock awards with time based vesting at a grant date fair value of $1.96 per share to members of the board of directors. Shares vest one year from the October 20, 2016 grant date and require board service for the entire year.

Compensation expense associated with restricted stock awards, totaled $91 for the year ended May 31, 2017. For the year ended May 31, 2016 compensation expense for restricted stock awards totaled $116. For the year ended May 31, 2015, compensation expense for restricted stock awards totaled $122, and a reversal of $1,170 associated with the performance based restricted stock units canceled was recorded. At May 31, 2017, unamortized compensation cost of restricted stock awards totaled $36. The unamortized cost is expected to be recognized over a weighted-average period of 0.4 years as of May 31, 2017.

A summary of restricted share awards activity as of May 31, 2017 and 2016, and the changes during the years then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2015	42,155	$3.11
Granted	40,485	2.47
Vested	(42,155)	3.11
Forfeited	0	0
Non-vested shares at May 31, 2016	40,485	$2.47
Granted	46,945	1.96
Vested	(40,485)	2.47
Forfeited	0	0
Non-vested shares at May 31, 2017	46,945	$1.96

Unrestricted stock

Unrestricted stock is issued to certain employees in settlement of a portion of their salaries and bonuses.  Compensation expense in the consolidated statements of operations and comprehensive income associated with these unrestricted stock issuances totaled $60, $320 and $166, respectively, for the years ended May 31, 2017, 2016, and 2015.

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

For stock options issued during the years ended May 31, 2017 and 2016, the following assumptions were used to determine fair value:

Assumptions used:	2017	2016
Expected term (in years)	5.75	5.75
Expected volatility	50.65%	50.40%
Weighted average risk free interest rate	1.37%	1.54%
Weighted average risk free interest rate range	1.37 - 1.37%	1.54 - 1.54%
Weighted average expected dividend	8.60%	5.92%
Weighted average expected dividend range	8.60 - 8.60%	5.92 - 5.92%
Weighted average fair value	$0.41	$0.84

Expected volatilities are based on historic volatilities from the traded shares of NAUH. The expected term of options granted is the safe harbor period. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company.

A summary of option activity under the Plan as of May 31, 2017 and 2016, and changes during the years then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at May 31, 2015	78,750	$6.34	7.1	$0
Granted	148,475	3.06
Exercised	0	0
Forfeited or canceled	(34,875)	4.67
Outstanding at May 31, 2016	192,350	$4.11	8.4	$0
Exercisable at May 31, 2016	192,350	$4.11	8.4	$0

Outstanding at May 31, 2016	192,350	$4.11	8.4	$0
Granted	12,500	1.96
Exercised	0	0
Forfeited or canceled	(14,000)	5.8
Outstanding at May 31, 2017	190,850	$3.85	7.6	$7
Exercisable at May 31, 2017	190,850	$3.85	7.6	$7

The Company recorded compensation expense for stock options of $5, $121 and $27, for the years ended May 31, 2017, 2016 and 2015, respectively, in the consolidated statements of operations. As of May 31, 2017, there was no unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the Plan.

The Company plans to issue new shares as settlement of options exercised. There were no options exercised during the years ended May 31, 2017 or 2016.

Dividends

The following table presents details of the Company’s fiscal 2017 and 2016 dividend payments:

Date declared	Record date	Payment date	Per share
April 13, 2015	June 30, 2015	July 10, 2015	$0.0450
August 10, 2015	September 30, 2015	October 9, 2015	$0.0450
October 5, 2015	December 31, 2015	January 15, 2016	$0.0450
January 23, 2016	March 31, 2016	April 8, 2016	$0.0450
April 4, 2016	June 30, 2016	July 8, 2016	$0.0450
August 8, 2016	September 30, 2016	October 7, 2016	$0.0450
October 3, 2016	December 31, 2016	January 13, 2017	$0.0450
January 28, 2017	March 31, 2017	April 7, 2017	$0.0450
April 13, 2017	June 30, 2017	(est) July 7, 2017	$0.0450

12.
EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan Payable — The Company sponsors a 401(k) plan for its University employees, which provides for a discretionary match, net of forfeitures, of up to 5%. The University uses certain consistently applied operating ratios to determine contributions. The University’s matching contributions paid were $0, $514, and $0 during the years ended May 31, 2017, 2016 and 2015, respectively. At May 31, 2017 and 2016, $2 and $49 was accrued for the University’s match, respectively.

Compensation Plans — The Company has entered into an employment agreement, as amended, with Dr. Ronald Shape, Chief Executive Officer that requires, among other things, an annual incentive payment as defined in the agreement. The incentive payments are paid in installments each year, are recorded in selling, general and administrative expenses and accrued in other liabilities in the consolidated financial statements, and total $0, $0 and $390 for 2017, 2016 and 2015, respectively. In addition, as part of the Chief Executive Officer compensation plan, $100 annually will be paid in equal monthly installments converted to the Company’s common stock shares based on the closing price on the last day of the month. In the fall of 2016, the Board of Directors voted to temporarily reduce the Chief Executive Officer compensation by $67 by suspending the monthly stock payments from October 2016 through May 2017.

In addition, the Company has an approved Senior Executive Level Officer Compensation Plan and a Named Executive Officer Compensation Plan.  Each compensation plan has a base salary component, quarterly achievement award component and an annual achievement award component as defined in the agreements.

13.
SELF-INSURED HEALTH INSURANCE

The Company maintains a self-insured health insurance plan for employees. Under this plan, the Company pays a monthly fee to its administrator, as well as claims submitted by its participants. As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted, the Company has recorded a liability for outstanding claims of $399 and $381 at May 31, 2017 and 2016, respectively. Such liability is reported within accrued and other liabilities in the consolidated balance sheets.

14.
INCOME TAXES

Components of the provision for income taxes for the years ended May 31, 2017, 2016 and 2015, were as follows:

	2017	2016	2015
Current tax (benefit) expense:
Federal	$(2,270)	$(1,579)	$5,216
State	95	64	751
	(2,175)	(1,515)	5,967

Deferred tax (benefit) expense:
Federal	733	(1,183)	(1,396)
State	(108)	(196)	(138)
	625	(1,379)	(1,534)
Total tax (benefit) expense	$(1,550)	$(2,894)	$4,433

The effective tax rate varies from the statutory federal income tax rate for the following reasons:

	2017	2016	2015

Statutory	(34.0)%	(34.0)%	34.0%
State income taxes — net of federal benefit	(0.6)	(1.9)	3.6
Deferred tax valuation allowance	15.6	0.0	0.0
Permanent differences and other	(0.9)	0.6	2.0
Effective income tax rate	(19.9)%	(35.3)%	39.6%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of May 31 were as follows:

	2017	2016
Deferred income tax assets:
Account receivable allowances	$493	$317
Bad debt write-offs	1,521	2,131
Other	32	60
Accrued salaries	612	623
Start up costs	217	246
Capital lease obligations	4,338	4,445
Net operating loss carryforwards - expires 2021-2037	243	155
Deferred rent	1,841	2,037
Total deferred income tax assets	9,297	10,014
Valuation allowance	(1,222)	0
Net deferred income tax assets	8,075	10,014

Deferred income tax liabilities:
Fixed assets and course development	(7,689)	(9,133)
Prepaid expenses	(564)	(450)
Other	(16)	0
Total deferred income tax liabilities	(8,269)	(9,583)
Net deferred income tax (liabilities) assets	$(194)	$431

The Company has determined that it is more likely than not that it will not realize its deferred tax asset. As such, a valuation allowance totaling $1,222 is recorded at May 31, 2017 and is included in deferred income taxes liability in the accompanying consolidated balance sheet. A primary factor in the assessment of this non-cash charge is that the Company is in a cumulative loss position over the three-year period ended May 31, 2017.

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

15.
EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	For the year ended May 31,
	2017	2016	2015
Numerator:
Net (loss) income attributable to National American
University Holdings, Inc.	$(6,277)	$(5,349)	$6,718
Denominator:
Weighted average shares outstanding used to compute
basic net income per common share	24,154,541	24,651,521	25,160,729
Incremental shares issuable upon the assumed exercise of
stock options	-	-	-
Incremental shares issuable upon the assumed vesting of
restricted shares	-	-	5,003
Common shares used to compute diluted net income per
share	24,154,541	24,651,521	25,165,732
Basic net (loss) income per common share	$(0.26)	$(0.22)	$0.27

Diluted net (loss) income per common share	$(0.26)	$(0.22)	$0.27

A total of 190,850, 192,350 and 78,750 shares of common stock subject to issuance upon exercise of stock options for the years ended May 31, 2017, 2016 and 2015, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 87,430, 82,640 and 0 shares of common stock subject to vesting and issuance upon exercise of restricted stock for the year ended May 31, 2017, 2016, and 2015 have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

16.
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

17.
FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at May 31, 2017 and 2016:

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

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair Value

May 31, 2017
Investments:
Certificates of deposit	$0	$4,183	$0	$4,183
Money market accounts included in cash equivalents	9	-	-	9
Total assets at fair value	$9	$4,183	$0	$4,192

May 31, 2016
Investments:
Certificates of deposit	$0	$4,117	$0	$4,117
Money market accounts included in cash equivalents	38	-	-	38
Total assets at fair value	$38	$4,117	$0	$4,155

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

Fair value of financial instruments: The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, receivables, payables, and capital lease payables. The carrying values approximated fair values for cash and cash equivalents, receivables, payables, and capital lease payables. The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments. CD’s and money market accounts are recorded at fair values as indicated in the preceding disclosures. The estimated fair value of capital lease obligations is $11,568 and $11,852 at May 31, 2017 and 2016, respectively which approximates book value.

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

	For the year ended May 31,			For the year ended May 31,			For the year ended May 31,
		2017			2016			2015
			Consolidated			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic	$80,595	$-	$80,595	$88,697	$-	$88,697	$108,360	$-	$108,360
Auxiliary	4,832	-	4,832	6,306	-	6,306	7,920	-	7,920
Rental income
apartments	-	1,160	1,160	-	1,110	1,110	-	1,164	1,164
Condominium
sales	-	-	-	-	-	-	-	447	447

Total revenue	85,427	1,160	86,587	95,003	1,110	96,113	116,280	1,611	117,891

Operating
expenses:
Cost of
educational
services	27,657	-	27,657	26,093	-	26,093	28,551	-	28,551
Selling, general
& administrative	60,171	1,468	61,639	70,819	1,392	72,211	71,681	1,620	73,301
Auxiliary	3,477	-	3,477	4,667	-	4,667	5,629	-	5,629
Cost of
condominium
sales	-	-	-	-	-	-	-	368	368
Loss (gain) on
disposition of
property	1,147	(95)	1,052	810	(75)	735	114	(1,824)	(1,710)
Total operating
expenses	92,452	1,373	93,825	102,389	1,317	103,706	105,975	164	106,139
(Loss) income
from
operations	(7,025)	(213)	(7,238)	(7,386)	(207)	(7,593)	10,305	1,447	11,752
Other income
(expense):
Interest inc	78	24	102	80	7	87	51	97	148
Interest exp	(850)	-	(850)	(870)	-	(870)	(883)	(8)	(891)
Other income
(loss) - net	-	209	209	-	178	178	-	178	178
Total other
(expense)
income	(772)	233	(539)	(790)	185	(605)	(832)	267	(565)
(Loss) income
before taxes	$(7,797)	$20	$(7,777)	$(8,176)	$(22)	$(8,198)	$9,473	$1,714	$11,187

	As of and for the Year Ended			As of and for the Year Ended			As of and for the Year Ended
	May 31, 2017			May 31, 2016			May 31, 2015
			Consolidated			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total	NAU	Other	Total
Total assets	$44,422	$13,170	$57,592	$60,614	$7,912	$68,526	$78,042	$8,502	$86,544

Expenditures for
long-lived
assets	$1,136	$4,411	$5,547	$710	$249	$959	$859	$452	$1,311
Depreciation &
amortization	$4,548	$538	$5,086	$5,058	$538	$5,596	$5,546	$581	$6,127

19.
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected unaudited quarterly financial information for the last eight quarters.

	Quarter
	First	Second	Third	Fourth
Fiscal Year Ended May 31, 2017
Revenues	$21,130	$21,983	$21,331	$22,143
Operating loss	(2,875)	(993)	(2,212)	(1,158)
Net loss	(2,039)	(742)	(2,524)	(922)
Net loss attributable to
NAUH and Subsidiaries	(2,056)	(752)	(2,536)	(931)
Net loss per share (common):
Basic	(0.09)	(0.03)	(0.10)	(0.04)
Diluted	(0.09)	(0.03)	(0.10)	(0.04)

Fiscal Year Ended May 31, 2016
Revenues	$24,649	$25,739	$22,678	$23,047
Operating income	(1,916)	(1,358)	(2,844)	(1,475)
Net loss	(1,298)	(1,170)	(1,875)	(961)
Net loss attributable to
NAUH and Subsidiaries	(1,309)	(1,178)	(1,891)	(970)
Net loss per share (common):
Basic	(0.05)	(0.05)	(0.08)	(0.04)
Diluted	(0.05)	(0.05)	(0.08)	(0.04)

20.
SUBSEQUENT EVENTS

On July 21, 2017, we entered into an agreement to acquire substantially all of the assets of Henley-Putnam University, a for-profit, post-secondary educational institution that offers 100% online programs focused in the field of strategic security, for an initial cash payment of $1.5 million plus or minus a contingent obligation calculated principally based on Henley-Putnam’s working capital at the time of closing. The transaction is subject to various closing conditions, the satisfaction of which is uncertain at this time. If the closing conditions are satisfied, the transaction is expected to close during the second quarter of our fiscal year 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.

Item 9A. Controls and Procedures Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2017. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of May 31, 2017, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of May 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2017.

Item 9B. Other Information

None.

PART III

The information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after May 31, 2017. Except for those portions specifically incorporated in this annual report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of May 31, 2017, which includes our 2009 Stock Option and Compensation Plan and our 2013 Restricted Stock Unit Plan.

	Number of securities to be		Number of securities remaining available for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan category	rights	rights	column (a))
	(a)	(b)
Equity compensation plans approved by stock holders(1)	190,850	$3.85	1,097,059
Total	190,850	$3.85	1,097,059

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

101
the following materials from National American University Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017, are formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Balance Sheets, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Stockholders Equity, (d) Consolidated Statements of Cash Flows, and (e) Notes to Annual Consolidated Financial Statements

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
(principal financial officer and principal accounting officer)

Dated as of August 4, 2017.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of August 4, 2017.

Name	Title

/s/ Robert D. Buckingham
Robert D. Buckingham	Chairman of the Board of Directors

/s/ Jerry L. Gallentine
Jerry L. Gallentine, Ph.D.	Vice Chairman of the Board of Directors

/s/ Therese Crane
Therese Crane, Ed.D.	Director

/s/ Jeffrey Berzina
Jeffrey Berzina	Director

/s/ Thomas D. Saban
Thomas D. Saban, Ph.D.	Director

/s/ Jim Rowan
Jim Rowan	Director

/s/ Richard Halbert
Richard Halbert	Director

/s/ Edward D. Buckingham
Dr. Edward D. Buckingham	Director

/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.	President, Chief Executive Officer and Director