Form 10-Q
period 2017-08-31
National American University Holdings, Inc.
filed 2017-09-29
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X As of September 22, 2017, 24,232,895 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Balance Sheet as of August 31, 2017 and Condensed Consolidated Balance Sheet as of May 31, 2017	3
	Unaudited Condensed Consolidated Statements of Operations and Conprehensive Income for the three months ended August 31, 2017 August 31, 2016	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2017 August 31, 2016	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2017 August 31, 2016	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4.	CONTROLS AND PROCEDURES	23

PART II. OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF AUGUST 31, 2017 AND CONDENSED
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2017
(In thousands, except share and per share amounts)
	August 31,	May 31,
	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,017	$11,974
Available for sale investments	4,185	4,183
Student receivables — net of allowance of $1,068 and $1,195 at August 31, 2017 and
May 31, 2017, respectively	3,336	2,895
Other receivables	217	458
Income taxes receivable	2,300	2,301
Prepaid and other current assets	1,167	1,649
Total current assets	18,222	23,460
Total property and equipment - net	30,586	31,318
OTHER ASSETS:
Condominium inventory	385	621
Land held for future development	229	229
Course development — net of accumulated amortization of $3,388 and $3,322 at
August 31, 2017 and May 31, 2017, respectively	1,114	1,111
Deferred income taxes	47	-
Other	802	853
Total other assets	2,577	2,814
TOTAL	$51,385	$57,592

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$342	$331
Accounts payable	3,098	3,076
Dividends payable	1,097	1,094
Income taxes payable	120	113
Deferred income	1,884	1,691
Accrued and other liabilities	5,323	5,906
Total current liabilities	11,864	12,211
DEFERRED INCOME TAXES	-	194
OTHER LONG-TERM LIABILITIES	3,293	4,010
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	11,148	11,237
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,568,855 issued and
24,232,895 outstanding as of August 31, 2017; 28,557,968 issued and
24,224,924 outstanding as of May 31, 2017)	3	3
Additional paid-in capital	59,117	59,060
Accumulated deficit	(11,540)	(6,622)
Treasury stock, at cost (4,335,960 shares at August 31, 2017 and 4,333,044
shares at May 31, 2017)	(22,488)	(22,481)
Accumulated other comprehensive loss, net of taxes - unrealized loss on available
for sale securities	(10)	(4)
Total National American University Holdings, Inc. stockholders' equity	25,082	29,956
Non-controlling interest	(2)	(16)
Total stockholders' equity	25,080	29,940
TOTAL	$51,385	$57,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
(In thousands, except share and per share amounts)

	Three Months Ended
	August 31,
	2017	2016
REVENUE:
Academic revenue	$18,190	$19,438
Auxiliary revenue	1,044	1,394
Rental income — apartments	342	298
Condominium sales	220	-

Total revenue	19,796	21,130

OPERATING EXPENSES:
Cost of educational services	6,900	6,468
Selling, general and administrative	15,508	16,482
Auxiliary expense	741	1,049
Cost of condominium sales	236	-
Loss on lease termination	362	-
(Gain) loss on disposition of property	(41)	6

Total operating expenses	23,706	24,005

OPERATING LOSS	(3,910)	(2,875)

OTHER INCOME (EXPENSE):
Interest income	20	22
Interest expense	(209)	(214)
Other income — net	44	37

Total other expense	(145)	(155)

LOSS BEFORE INCOME TAXES	(4,055)	(3,030)

INCOME TAX BENEFIT	241	991

NET LOSS	(3,814)	(2,039)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(14)	(17)

NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND
SUBSIDIARIES	(3,828)	(2,056)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Unrealized (losses) gains on investments, net of tax benefit (expense)	(6)	4

COMPREHENSIVE LOSS ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY
HOLDINGS, INC.	(3,834)	(2,052)

Basic net loss per share attributable to National American University Holdings, Inc.	$(0.16)	$(0.09)
Diluted net loss per share attributable to National American University Holdings, Inc.	$(0.16)	$(0.09)
Basic weighted average shares outstanding	24,181,440	24,114,294
Diluted weighted average shares outstanding	24,181,440	24,114,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
(In thousands, except share and per share amounts)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated
		Additional	Retained		other		Total
	Common	paid-in	earnings	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	(deficit)	stock	loss	interest	equity

Balance - May 31, 2016	$3	$58,893	$4,012	$(22,477)	$(2)	$(64)	$40,365
Purchase of 991 shares common stock for the treasury	-	-	-	(2)	-	-	(2)
Share based compensation expense	-	116	-	-	-	-	116
Dividends declared ($0.045 per share)	-	-	(1,087)	-	-	-	(1,087)
Net (loss) income	-	-	(2,056)	-	-	17	(2,039)
Other comprehensive income, net of tax	-	-	-	-	4	-	4
Balance - August 31, 2016	$3	$59,009	$869	$(22,479)	$2	$(47)	$37,357

Balance - May 31, 2017	$3	$59,060	$(6,622)	$(22,481)	$(4)	$(16)	$29,940
Purchase of 2,916 shares common stock for the treasury	-	-	-	(7)	-	-	(7)
Share based compensation expense	-	57	-	-	-	-	57
Dividends declared ($0.045 per share)	-	-	(1,090)	-	-	-	(1,090)
Net (loss) income	-	-	(3,828)	-	-	14	(3,814)
Other comprehensive loss, net of tax	-	-	-	-	(6)	-	(6)
Balance - August 31, 2017	$3	$59,117	$(11,540)	$(22,488)	$(10)	$(2)	$25,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
(In thousands)

	Three Months Ended
	August 31,	August 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,814)	$(2,039)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Depreciation and amortization	1,206	1,306
Loss on lease termination	362
(Gain) loss on disposition of property and equipment	(41)	6
Provision for uncollectable tuition	610	1,028
Noncash compensation expense	57	116
Deferred income taxes	(241)	9
Changes in assets and liabilities:
Student and other receivables	(810)	(1,614)
Prepaid and other current assets	482	476
Condominium inventory	236
Other assets	49	95
Income taxes receivable/payable	8	(958)
Accounts payable	461	(524)
Deferred income	193	(221)
Accrued and other liabilities	(654)	(526)
Other long-term liabilities	(1,008)	(201)
Net cash flows used in operating activities	(2,904)	(3,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(496)	(2,244)
Proceeds from sale of available for sale investments	488	248
Purchases of property and equipment	(1,017)	(634)
Proceeds from sale of property and equipment	210
Course development	(68)	(203)
Payments received on contract for deed	2	1
Other		(1)
Net cash flows used in investing activities	(881)	(2,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(78)	(66)
Purchase of treasury stock	(7)	(2)
Dividends paid	(1,087)	(1,085)
Net cash flows used in financing activities	(1,172)	(1,153)

		(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
(In thousands)

	Three Months Ended
	August 31,	August 31,
	2017	2016

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(4,957)	$(7,033)

CASH AND CASH EQUIVALENTS — Beginning of year	11,974	21,713

CASH AND CASH EQUIVALENTS — End of period	$7,017	$14,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND
NON-CASH INFORMATION:
Cash received for income taxes	$(7)	$(42)
Cash paid for interest	$209	$215
Property and equipment purchases included in accounts payable	$11	$447
Dividends declared and unpaid at August 31, 2017 and 2016	$1,097	$1,092

		(Concluded)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND AUGUST 31, 2016
(In thousands, except share and per share amounts)

1.
STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION
The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), Fairway Hills, the Fairway Hills Park and Recreational Association, the Park West Owners’ Association, the Vista Park Owners’ Association, and the Company’s interest in Fairway Hills Section III Partnership (the “Partnership”). The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2017 was derived from the audited consolidated financial statements of the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017, filed on August 4, 2017. Furthermore, the results of operations and cash flows for the three month periods ended August 31, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

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

2.
NATURE OF OPERATIONS
The Company owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, baccalaureate, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; and in higher education.

In addition to the university operations, the Company owns and operates a real estate business known as Fairway Hills Developments, or Fairway Hills. The real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Residential Development area of Rapid City, South Dakota.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively financed or purchased by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. The standard will be effective for the Company’s fiscal year 2020 in the first quarter ending August 31, 2019. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of share-based accounting. Specifically, the standard (1) requires all excess tax benefits and deficiencies to be recognized as income tax expense/benefit in the income statement as discrete items in the reporting period in which they occur, with no charges to additional paid-in capital; (2) requires excess tax benefits to be classified as operating cash flows; (3) allows an accounting election to account for forfeitures when they occur, instead of maximum statutory tax rates in the applicable jurisdictions; (4) allows awards settled in cash to qualify for equity classification if withholding is up to the maximum statutory tax rates in the applicable jurisdictions; and (5) clarifies that the cash paid by an employer to taxing authorities when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the cash flow statement. This standard became effective this quarter. The Company elected to account for forfeitures when they occur, instead of maximum statutory tax rates in the applicable jurisdictions. The Company has determined that the impact of implementation on the Company’s consolidated financial statements is minimal.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which is intended to reduce diversity in practice and the complexity in applying existing guidance related to changing terms or conditions of share-based payment awards. The standard clarifies that modification accounting is required unless the fair value, vesting conditions, and classification as an equity or liability instrument of the modified award are the same as that of the original award immediately prior to the modification. This standard will be effective for the Company’s fiscal year 2019, in the first quarter ending August 31, 2018. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

4.
IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used impairment exists when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be held for sale are carried at the lower of carrying value or fair value, less cost to sell.

During the quarter ended August 31, 2017, we concluded that there was one location that had a triggering event that would require additional analysis. Due to the length of time necessary to complete the impairment analysis, our impairment analysis is not complete for the quarter ended August 31, 2017. We expect to complete our analysis prior to reporting our financial results for the second quarter of fiscal year 2018 and will record an impairment charge at that time, if deemed necessary. The maximum value of the impairment would be $0.5 million. During the period ended August 31, 2016, there were no impairment charges.

5.
STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 24,232,895 and 24,224,924 shares of common stock were outstanding as of August 31, 2017 and May 31, 2017, respectively. No shares of preferred stock or Class A common stock were outstanding at August 31, 2017 and May 31, 2017.

Stock-Based Compensation
At August 31, 2017, the Company had 806,672 shares available for future grants under its stock-based compensation plans. The Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. In addition, the Company settles a portion of the compensation of the Chief Executive Officer in stock, which totaled $31 for the quarter ended August 31, 2017. These issuances reduce the shares available for future grants.

Restricted stock

The Company has 46,945 non-vested restricted stock shares with a weighted average grant date fair value of $1.96 per share outstanding at August 31, 2017. Unrecognized compensation expense associated with these shares totals $10 with a remaining amortization of 0.1 year. There were no restricted stock awards granted nor any restricted stock shares vested during the quarter ended August 31, 2017. Stock compensation expense totaling $26 was recorded in the condensed consolidated statements of operations and comprehensive income during the quarter ended August 31, 2017.

Performance-based restricted stock units

During the quarter ended August 31, 2017, the Company issued 281,250 performance based restricted stock units (“RSUs”) with a weighted average grant date fair value of $2.38 per share. All RSUs issued remain outstanding at August 31, 2017. Up to 100% of the RSUs issued will vest on October 20, 2018, based on the annual operating income attained during the 2018 fiscal year. Unrecognized compensation expense associated with these shares totals $669 with a remaining amortization life of 1.1 years. Stock compensation expense was not recorded in the condensed consolidated statements of operations and comprehensive income during the quarter ended August 31, 2017. Based on the Company’s financial performance for the quarter ended August 31, 2017, management did not believe the performance metrics would be met.

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option pricing model. The Company recognizes the expense for grants of stock options on a straight-line basis in the consolidated statements of operations and comprehensive income as operating expense based on their fair value over the requisite service period.

There were no stock options issued or exercised during the quarter ended August 31, 2017. Stock options for 1,750 shares of common stock with a weighted average exercise price of $9.35 were forfeited during the quarter ended August 31, 2017. At August 31, 2017, stock options for 189,100 shares were outstanding and exercisable with a weighted average exercise price of $3.79 and a weighted average remaining useful life of 7.4 years. The intrinsic value associated with the stock options at August 31, 2017 totaled $2.50. There was no unamortized compensation associated with stock options at August 31, 2017.

Dividends
The following table presents details of the Company’s fiscal 2017 and 2016 dividend payments:

Date declared	Record date	Payment date	Per share
April 4, 2016	June 30, 2016	July 8, 2016	$ 0.0450
August 8, 2016	September 30, 2016	October 7, 2016	$ 0.0450
October 3, 2016	December 31, 2016	January 13, 2017	$ 0.0450
January 28, 2017	March 31, 2017	April 7, 2017	$ 0.0450
April 13, 2017	June 30, 2017	July 7, 2017	$ 0.0450
August 4, 2017	September 30, 2017	(est) Oct 6, 2017	$ 0.0450

6.
INCOME TAXES
The total net loss in the quarter ended August 31, 2017 created a deferred tax asset; however, the Company has determined that it is more likely than not that it will not realize this asset.  As such, an additional valuation allowance totaling $1,189 was recorded at August 31, 2017 and is netted against the deferred tax asset in the accompanying condensed consolidated balance sheet. Similarly, a valuation allowance totaling $1,222 was recorded at May 31, 2017 and was included in deferred income taxes liability in the accompanying condensed consolidated balance sheets. A primary factor in the assessment of this non-cash charge is that the Company continued to be in a cumulative loss position over the prior three-year period.

The Company’s effective tax rate was 5.9% for the three months ended August 31, 2017 as compared to 32.7% for the corresponding period in 2016. The effective rate varies from the statutory rate primarily due to the deferred tax asset valuation allowance. In addition, there is a fluctuation in state income taxes as a result of the Company’s net loss position, as well as nondeductible meals.

7.
EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended August 31,
	2017	2016
Numerator:
Net loss attributable to National American University Holdings, Inc.	$(3,828)	$(2,056)
Denominator:
Weighted average shares outstanding used to compute basic net income
per common share	24,181,440	24,114,294
Incremental shares issuable upon the assumed exercise of stock options	-	-
Incremental shares issuable upon the assumed vesting of restricted shares	-	-
Common shares used to compute diluted net income per share	$24,181,440	$24,114,294
Basic loss income per common share	$(0.16)	$(0.09)
Diluted net loss per common share	$(0.16)	$(0.09)

A total of 189,100 and 179,350 shares of common stock subject to issuance upon exercise of stock options for the three months ended August 31, 2017 and 2016, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 46,945 and 181,110 shares of common stock subject to vesting and issuance upon exercise of restricted stock for the three months ended August 31, 2017 and 2016, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

On July 21, 2017, we entered into an agreement to acquire substantially all of the assets of Henley-Putnam University, a for-profit post-secondary educational institution that offers 100% online programs focused in the field of strategic security, for a cash payment of $1.5 million plus or minus a contingent obligation calculated principally based on Henley-Putnam’s working capital at the time of closing. The transaction is subject to various closing conditions, the satisfaction of which is uncertain at this time. If the closing conditions are satisfied, the transaction is expected to close during the third quarter of fiscal year 2018.

On June 1, 2017, the Company entered into a lease termination agreement for the Allen, TX service center location.  Cash in the amount of $190 was paid as satisfaction for future lease payments totaling $285, which were accelerated and reported on the condensed consolidated balance sheet for the period ended May 31, 2017 within accrued and other liabilities and other long-term liabilities. The difference between the amount of cash paid and amounts accrued of $95 was recorded as a contra expense within loss on termination of lease during the quarter ended August 31, 2017.

On August 1, 2017, the Company entered into an additional agreement to terminate the existing lease in Tigard, Oregon. Cash in the amount of $795 was paid as satisfaction of future lease payments totaling $1,206.  Expense of $457 was reported in loss on termination of lease during the quarter ended August 31, 2017.

During the quarter ended August 31, 2017, we received notice that the state of New Mexico will require a surety bond or alternative surety in an amount set by the New Mexico Department of Higher Education payable to the New Mexico Department of Higher Education. This regulation will require us to restrict $1.0 million of our cash balance to the state of New Mexico. We anticipate this restriction will be in place during the second quarter of fiscal year 2018.

9.
FAIR VALUE MEASUREMENTS
The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair Value

August 31, 2017
Investments:
Certificates of deposit	$0	$4,185	$0	$4,185
Money market accounts included in cash equivalents	9	-	-	9
Total assets at fair value	$9	$4,185	$0	$4,194

May 31, 2017
Investments:
Certificates of deposit	$0	$4,183	$0	$4,183
Money market accounts included in cash equivalents	9	-	-	9
Total assets at fair value	$9	$4,183	$0	$4,192

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

Fair value of financial instruments: The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, receivables, payables, and capital lease payables. The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments. CD’s and money market accounts are recorded at fair values as indicated in the preceding disclosures. The estimated fair value of capital lease obligations is $11,490 and $11,568 at August 31, 2017 and May 31, 2017 respectively, which approximates book value.

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

	Three months ended August 31,			Three months ended August 31,
	2017			2016
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic	$18,190	$-	$18,190	$19,438	$-	$19,438
Auxiliary	1,044	-	1,044	1,394	-	1,394
Rental income - apartments	-	342	342	-	298	298
Condominium sales	-	220	220	-	-	-

Total revenue	19,234	562	19,796	20,832	298	21,130

Operating expenses:
Cost of educational services	6,900	-	6,900	6,468	-	6,468
Selling, general & administrative	14,999	509	15,508	16,118	364	16,482
Auxiliary	741	-	741	1,049	-	1,049
Cost of condominium sales	-	236	236	-	-	-
Loss on lease termination	362	-	362	-	-	-
(Gain) loss on disposition of property	-	(41)	(41)	6	-	6
Total operating expenses	23,002	704	23,706	23,641	364	24,005
Loss from operations	(3,768)	(142)	(3,910)	(2,809)	(66)	(2,875)
Other income (expense):
Interest income	17	3	20	21	1	22
Interest expense	(209)	-	(209)	(214)	-	(214)
Other (loss) income - net	(5)	49	44	(10)	47	37
Total other (expense) income	(197)	52	(145)	(203)	48	(155)
Loss before taxes	$(3,965)	$(90)	$(4,055)	$(3,012)	$(18)	$(3,030)

	As of August 31, 2017			As of August 31, 2016
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$40,406	$10,979	$51,385	$55,694	$8,688	$64,382

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on August 4, 2017 and its other filings with the SEC. The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.

Background

The Company owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, baccalaureate, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; and in higher education. As of August 31, 2017, our operations had 32 locations, across the states of Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas. Distance learning operations and central administration offices operate from Rapid City, South Dakota.

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

As of August 31, 2017, NAU had 1,092 students enrolled at its physical locations, 4,004 students for its online programs, and 821 students that attended physical campus hybrid learning locations and also took classes online. NAU supports the instruction of approximately 2,649 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations, Fairway Hills, consists of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 3% of our revenues for the quarter ended August 31, 2017.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the three months ended August 31, 2017, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue for the three months ended August 31, 2017 came from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term. Auxiliary revenue is recognized as items are sold and services are performed.

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

We record deferred income for prepaid academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expenses as a percentage of academic revenues for the three months ended August 31, 2017 and 2016 were 3.4% and 5.3%, respectively.

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

The following chart is a summary of our student enrollment on August 31, 2017 and 2016, by degree type and by instructional delivery method:

	August 31, 2017 (Summer '18 Qtr)		August 31, 2016 (Summer '17 Qtr)		% Change for same quarter over prior year
	Number of Students	% of Total	Number of Students	% of Total

Continuing Ed	103	1.7%	254	3.7%	-59.4%
Doctoral	94	1.6%	80	1.2%	17.5%
Graduate	384	6.5%	312	4.6%	23.1%
Undergraduate and Diploma	5,336	90.2%	6,186	90.5%	-13.7%
Total	5,917	100.0%	6,832	100.0%	-13.4%

On-Campus	1,092	18.4%	1,260	18.4%	-13.3%
Online	4,004	67.7%	4,580	67.0%	-12.6%
Hybrid	821	13.9%	992	14.5%	-17.2%
Total	5,917	100.0%	6,832	100.0%	-13.4%

The combined enrollment in the doctoral and graduate programs increased 21.9% in the summer term 2017 as compared to the summer term 2016. However, the continuing education students who enroll in one-off courses decreased 59.4% while undergraduate and diploma programs decreased 13.7% due to lower market demand among our key student demographic. The overall 13.4% decline in enrollment was across all course delivery methods. We believe our investment to expand academic programming and our growth strategies will be critical in growing all segments.

We plan to continue expanding and developing our academic programming focusing on our existing locations and potentially making acquisitions. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate positive enrollment trends. Our ability to maintain or increase enrollment will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which we are able to increase enrollment will be correlated with the number of programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through acquisitions.

Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expense, the cost of condominium sales, gain/loss on disposition of property and equipment, and the loss on lease termination. Cost of educational services expenses contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, expenses related to expansion and development of academic programs and physical locations, as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include primarily costs associated with book sales. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property and equipment expense records the cost incurred or income received in the disposal of assets that are no longer used by us. The loss on lease termination represents excess of amounts paid per lease termination agreements over accrued lease amounts.

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

Results of Operations — Three Months Ended August 31, 2017 Compared to Three Months Ended August 31, 2016 National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended August 31, 2017 in percentages	Three Months Ended August 31, 2016 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	34.9	30.6
Selling, general and administrative	78.3	78.0
Auxiliary expense	3.7	5.0
Cost of condominium sales	1.2	0.0
Loss on lease termination	1.8	0.0
(Gain) loss on disposition of property	(0.2)	0.0
Total operating expenses	119.7	113.6
Operating loss	(19.7)	(13.6)
Interest income	0.1	0.1
Interest expense	(1.1)	(1.0)
Other income - net	0.2	0.2
Loss before income taxes	(20.5)	(14.3)
Income tax benefit	1.2	4.7
Net income attributable to non-controlling interest	(0.1)	(0.1)
Net loss attributable to the Company	-19.4%	-9.7%

For the three months ended August 31, 2017, our total revenue was $19.8 million, a decrease of $1.3 million or 6.3%, as compared to total revenue of $21.1 million for the same period in 2016. The change was primarily due to a decrease in enrollments of 13.4% for the three months ended August 31, 2017 over the prior year due to lower market demand among our targeted student demographic. This decrease was partially offset by an increase in revenue per student as a result of our new tuition plan, and increased rental income and condominium sales. Our revenue for the three months ended August 31, 2017 consisted of $19.2 million from our NAU operations and $0.6 million from our other operations.

Total operating expenses were $23.7 million or 119.7% of total revenue for the three months ended August 31, 2017, which is an decrease of $0.3 million compared to the same period in 2016. Loss from operations was $3.9 million or (19.7)% of total revenue for the three months ended August 31, 2017, which is an increase of $1.0 million compared to the loss from operations for same period in 2016. Net loss attributable to the Company was $3.8 million or (19.4)% of total revenue for the three months ended August 31, 2017 as compared to a net loss of $2.1 million or (9.7)% of total revenue for the three months ended August 31, 2016.

Net loss attributable to the Company for the three months ended August 31, 2017 increased by $1.8 million as compared to the same period in 2016 due to $1.3 million lower revenue, a $0.4 million increase in educational services, $0.4 million in loss on lease termination, $0.2 million in cost of condominium sales, $0.8 million decrease in income tax benefit all of which are partially offset by a $1.0 million decrease in selling, general and administrative expenses from continued cost-cutting initiatives to better align with the decreasing enrollments and needs of the Company, and $0.3 million in auxiliary expenses due to reduced book sales.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended August 31, 2017 in percentages	Three Months Ended August 31, 2016 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	35.9	31.0
Selling, general and administrative	78.0	77.4
Auxiliary expense	3.8	5.0
Loss on lease termination	1.9	0.0
Total operating expenses	119.6	113.5
Operating loss	(19.6)	(13.5)
Interest income	0.1	0.1
Interest expense	(1.1)	(1.0)
Other income - net	(0.0)	(0.0)
Loss before income taxes and non-controlling interest	(20.6)	(14.4)

Total revenue. The total revenue for NAU for the three months ended August 31, 2017 was $19.2 million, a decrease of $1.6 million or 7.7% as compared to total revenue of $20.8 million for the same period in 2016. The decrease was primarily due to the enrollment decrease of 13.4% for the three months ended August 31, 2017 as compared to the same period in 2016 partially offset by an increase in revenue per student as a result of our new tuition plan. The enrollment decrease is due to lower market demand among our key student demographic resulting, in part, from the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the three months ended August 31, 2017 was $18.2 million, a decrease of $1.2 million or 6.4%, as compared to academic revenue of $19.4 million for the same period in 2016. The decrease was primarily due to lower enrollments over the prior year. Auxiliary revenue for the three months ended August 31, 2017 was $1.0 million, a decrease of $0.4 million or 25.1%, as compared to auxiliary revenue of $1.4 million for the same period in 2016. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the three months ended August 31, 2017 increased $0.4 million, to $6.9 million in the current year quarter as compared to $6.5 million for the same period in 2016. The educational services expense as a percentage of total revenue for the three months ended August 31, 2017, was 35.9%, as compared to 31.0% for the same period in 2016. The expense increase was primarily due to $0.3 million for full-time faculty and other staff that were hired to support new academic programs. The agreements we made with other universities which are no longer enrolling students gave us the opportunity to offer new programs to our current and incoming students. Faculty and other staff were hired to support these programs, which will benefit current and anticipated enrollments in future quarters.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the three months ended August 31, 2017, was 78.0%, as compared to 77.4% for the same period in 2016. The selling, general and administrative expenses for the three months ended August 31, 2017 were $15.0 million, a decrease of $1.1 million, or 6.9%, as compared to selling, general and administrative expenses of $16.1 million for the same period in 2016. The decrease was primarily due to a $0.4 million reduction in bad debt expense and $1.0 million reduction in labor costs, partially offset by a $0.3 million increase in other admissions expenses. We continue to work to identify cost-cutting initiatives to better align with the decreasing enrollments and needs of the Company.

Liquidity and Capital Resources

Liquidity. At August 31, 2017, and May 31, 2017, cash, cash equivalents and marketable securities were $11.2 million and $16.2 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in certificates of deposit. Of the amounts listed above, the marketable securities at August 31, 2017 and May 31, 2017 were both $4.2 million.

Based on our current operations and anticipated revenues, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion and development of new programming and the purchase of substantially all of the assets of Henley-Putnam University for $1.5 million plus or minus a contingent obligation calculated principally based on Henley-Putnam’s working capital at the time of closing. The transaction is expected to close during the third quarter of our fiscal year 2018 if certain closing conditions are met.

Operating Activities. Net cash used in operating activities for the three months ended August 31, 2017 were $2.9 million compared to $3.0 million for the three months ended August 31, 2016 despite $1.0 million paid to buy-out the leases at two former locations.

Investing Activities. Net cash used in investing activities was $0.9 million for the three months ended August 31, 2017 as compared to $2.8 million for the three months ended August 31, 2016. The decrease in cash used in investing activities was due to a $1.8 million reduction in purchases of investments and a $0.2 million increase in proceeds from sales of investments.

Financing Activities. Net cash used in financing activities was $1.2 million for both the three months ended August 31, 2017 and 2016.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2017 was disclosed in our fiscal year 2017 Annual Report on Form 10-K. During the three months ended August 31, 2017, there were no material changes to this previously disclosed information with the exception of the two lease buy-outs mentioned above. These buyouts reduce the total future payments by $1,491.

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

The following table provides a reconciliation of net income attributable to the Company to EBITDA (In thousands):

	Three Months Ended August 31,
	2017	2016

Net loss attributable to the Company	$(3,828)	$(2,056)
Income attributable to non-controlling interest	14	17
Interest income	(20)	(22)
Interest expense	209	214
Income taxes	(241)	(991)
Depreciation and amortization	1,206	1,306
EBITDA	$(2,660)	$(1,532)

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three month period ended August 31, 2017. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At August 31, 2017, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2016, the Department of Education published final regulations that among other provisions, establish new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment (“Borrower Defense”) on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. These final regulations (the “Borrower Defense Final Rule”) were published with an effective date of July 1, 2017. On June 15, 2017, the Department of Education announced an indefinite delay to its implementation of the Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. On August 30, 2017, the Department published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee. The notice also announced that this negotiated rulemaking committee will meet for three sessions, specifically, in November 2017 and in January and February 2018. We cannot predict with any certainty the outcome of this rulemaking, nor the extent to which a revised rule may differ from the previously promulgated Borrower Defense Final Rule.

If we do not meet specific financial responsibility standards established by the Department of Education, we may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, or we could lose our eligibility to participate in Title IV programs.

On November 1, 2016, as part of the Borrower Defense Final Rule, the Department of Education adopted final regulations that revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. On June 15, 2017, the Department of Education announced the indefinite delay to its implementation of the Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to revise the rule. On August 30, 2017, the Department published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee. The notice also announced that this negotiated rulemaking committee will meet for three sessions, specifically, in November 2017 and in January and February 2018. As a part of this negotiated rulemaking, the Department is also forming a subcommittee, which will meet in November 2017 and January 2018, to specifically discuss potential modifications to the Department’s financial responsibility regulations. We cannot predict with any certainty the subcommittee’s recommendations, the outcome of this rulemaking, or the extent to which a revised rule may differ from the previously promulgated Borrower Defense Final Rule.

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

On September 25, 2017, we received notice from the Department of Education that our official cohort default rate for federal fiscal year 2014 was 24.1%. Our official cohort default rates for federal fiscal years 2013 and 2012 were 23.4% and 20.6%, respectively.

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

Under the Higher Education Act, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, the concept of “gainful employment” has not been defined in detail. On October 31, 2014, the Department of Education published final regulations to define “gainful employment” which became effective on July 1, 2015. On June 16, 2017, the Department of Education published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the gainful employment regulations. On July 5, 2017, the Department of Education further announced that it is allowing additional time, until July 1, 2018, for institutions to comply with certain disclosure requirements in the gainful employment regulations. On August 30, 2017, the Department published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee. The notice also announced that this negotiated rulemaking committee will meet for three sessions, specifically, in December 2017 and in February and March 2018. We cannot predict with any certainty the outcome of this negotiated rulemaking nor the extent to which a revised regulation may differ from the current gainful employment regulations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

National American University Holdings, Inc. (Registrant)

Dated: September 29, 2017	By:	/s/Ronald L. Shape
Ronald L. Shape, Ed. D. Chief Executive Officer

By:	/s/ David K. Heflin
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