Form 10-Q
period 2017-11-30
National American University Holdings, Inc.
filed 2018-01-05
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-34751

National American University Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-0479936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5301 Mt. Rushmore Road Rapid City, SD	57701
(Address of principal executive offices)	(Zip Code)

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

As of December 28, 2017, 24,310,482 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES INDEX

Page of Form 10-Q
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Unaudited Condensed Consolidated Balance Sheets as of November 30, 2017 and May 31, 2017	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended November 30, 2017 and November 30, 2016	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2017 and November 30m 2016	5

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2017 and November 30, 2016	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4. CONTROLS AND PROCEDURES	27

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	28

ITEM 1A. RISK FACTORS	28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4. MINE SAFETY DISCLOSURES	29

ITEM 5. OTHER INFORMATION	29

ITEM 6. EXHIBITS	30

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2017 AND MAY 31, 2017
(In thousands, except share and per share amounts)

	November 30,	May 31,
	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,123	$11,974
Available for sale investments	$3,566	$4,183
Student receivables — net of allowance of $843 and $1,195 at November 30, 2017
and May 31, 2017, respectively	$2,934	$2,895
Other receivables	$253	$458
Income taxes receivable	$2,303	$2,301
Prepaid and other current assets	$1,298	$1,649
Total current assets	$15,477	$23,460
TOTAL PROPERTY AND EQUIPMENT - NET	$28,929	$31,318
OTHER ASSETS:
Condominiums Held for Sale	$190	$621
Land held for future development	$229	$229
Course development — net of accumulated amortization of $3,454 and $3,322 at
November 30, 2017 and May 31, 2017, respectively	$1,086	$1,111
Deferred income taxes	$9	$-
Other	$730	$853
Total other assets	$2,244	$2,814
TOTAL	$46,650	$57,592

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$355	$331
Accounts payable	$3,305	$3,076
Dividends payable	$-	$1,094
Income taxes payable	$131	$113
Deferred income	$1,975	$1,691
Accrued and other liabilities	$5,355	$5,906
Total current liabilities	$11,121	$12,211
DEFERRED INCOME TAXES	$-	$194
OTHER LONG-TERM LIABILITIES	$3,081	$4,010
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	$11,056	$11,237
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,649,663 issued and
24,310,482 outstanding as of November 30, 2017; 28,557,968 issued and
24,224,924 outstanding as of May 31, 2017)	$3	$3
Additional paid-in capital	$59,206	$59,060
Accumulated deficit	$(15,317)	$(6,622)
Treasury stock, at cost (4,339,181 shares at November 30, 2017 and 4,333,044
shares at May 31, 2017)	$(22,494)	$(22,481)
Accumulated other comprehensive loss, net of taxes - unrealized loss
on available for sale securities	$(9)	$(4)
Total National American University Holdings, Inc. stockholders' equity	$21,389	$29,956
Non-controlling interest	$3	$(16)
Total stockholders' equity	$21,392	$29,940
TOTAL	$46,650	$57,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2017 AND 2016
(In thousands, except share and per share amounts)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
REVENUE:
Academic revenue	$36,684	$39,714	$18,494	$20,276
Auxiliary revenue	1,975	2,808	931	1,414
Rental income — apartments	700	591	358	293
Condominium sales	455	-	235	-

Total revenue	39,814	43,113	20,018	21,983

OPERATING EXPENSES:
Cost of educational services	13,311	12,965	6,411	6,497
Selling, general and administrative	30,816	31,907	15,308	15,425
Auxiliary expense	1,393	2,103	652	1,054
Cost of condominium sales	427	-	191	-
Loss on lease termination	362	-	-	-
Loss on disposition of property	995	6	1,036	-

Total operating expenses	47,304	46,981	23,598	22,976

OPERATING LOSS	(7,490)	(3,868)	(3,580)	(993)

OTHER INCOME (EXPENSE):
Interest income	49	49	29	27
Interest expense	(417)	(428)	(208)	(214)
Other income — net	87	69	43	32

Total other expense	(281)	(310)	(136)	(155)

LOSS BEFORE INCOME TAXES	(7,771)	(4,178)	(3,716)	(1,148)

INCOME TAX BENEFIT (EXPENSE)	185	1,397	(56)	406

NET LOSS	(7,586)	(2,781)	(3,772)	(742)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING	(19)	(27)	(5)	(10)
INTEREST

NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN
UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	(7,605)	(2,808)	(3,777)	(752)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Unrealized (losses) gains on investments, net of tax benefit (expense)	(5)	(5)	1	(9)
Income tax benefit related to items of other comprehensive loss

COMPREHENSIVE LOSS ATTRIBUTABLE TO
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(7,610)	$(2,813)	$(3,776)	$(761)

Basic net loss attributable to National American University
Holdings, Inc.	$(0.31)	$(0.12)	$(0.16)	$(0.03)
Diluted net loss attributable to National American University
Holdings, Inc.	$(0.31)	$(0.12)	$(0.16)	$(0.03)
Basic weighted average shares outstanding	24,200,096	24,131,231	24,219,884	24,148,355
Diluted weighted average shares outstanding	24,200,096	24,131,231	24,219,884	24,148,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
(In thousands, except share and per share amounts)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
			Retained		Accumulated
		Additional	earnings		other		Total
	Common	paid-in	(accumulated	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	deficit)	stock	loss	interest	equity

Balance - May 31, 2016	$3	$58,893	$4,012	$(22,477)	$(2)	$(64)	$40,365
Purchase of 1,887 shares common
stock for the treasury	-	-	-	(4)	-	-	(4)
Share based compensation expense	-	119	-	-	-	-	119
Dividends declared ($0.045 per share)	-	-	(2,180)	-	-	-	(2,180)
Net (loss) income	-	-	(2,808)	-	-	27	(2,781)
Other comprehensive loss, net of tax	-	-	-	-	(5)	-	(5)
Balance - November 30, 2016	$3	$59,012	$(976)	$(22,481)	$(7)	$(37)	$35,514

Balance - May 31, 2017	$3	$59,060	$(6,622)	$(22,481)	$(4)	$(16)	$29,940
Purchase of 6,137 shares common
stock for the treasury	-	-	-	(13)	-	-	(13)
Share based compensation expense	-	146	-	-	-	-	146
Dividends declared ($0.045 per share)	-	-	(1,090)	-	-	-	(1,090)
Net (loss) income	-	-	(7,605)	-	-	19	(7,586)
Other comprehensive loss, net of tax	-	-	-	-	(5)	-	(5)
Balance - November 30, 2017	$3	$59,206	$(15,317)	$(22,494)	$(9)	$3	$21,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
(In thousands)

	Six Months Ended
	November 30,	November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,586)	$(2,781)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,440	2,597
Loss on lease termination	362	-
Loss on disposition of property and equipment	995	6
Provision for uncollectable student receivables	1,279	1,888
Noncash compensation expense	146	119
Deferred income taxes	(203)	471
Changes in assets and liabilities:
Student and other receivables	(1,113)	(1,664)
Prepaid and other current assets	351	(213)
Condominiums held for sale	431	-
Other assets	93	195
Income taxes receivable/payable	16	(1,831)
Accounts payable	679	171
Deferred income	284	(736)
Accrued and other liabilities	(622)	480
Other long-term liabilities	(1,220)	(390)

Net cash flows used in operating activities	(3,668)	(1,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(497)	(5,984)
Proceeds from sale of available for sale investments	1,109	992
Purchases of property and equipment	(1,570)	(1,775)
Proceeds from sale of property and equipment	210	-
Course development	(107)	(390)
Payments received on contract for deed	3	3
Other	23	47

Net cash flows used in investing activities	(829)	(7,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(157)	(135)
Purchase of treasury stock	(13)	(4)
Dividends paid	(2,184)	(2,180)

Net cash flows used in financing activities	(2,354)	(2,319)

		(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
(In thousands)

	Six Months Ended
	November 30,	November 30,
	2017	2016

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(6,851)	$(11,114)

CASH AND CASH EQUIVALENTS — Beginning of year	11,974	21,713

CASH AND CASH EQUIVALENTS — End of period	$5,123	$10,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid (received) for income taxes	$2	$(37)
Cash paid for interest	$418	$428
Property and equipment purchases included in accounts payable	$-	$561
Dividends declared and unpaid at Novemeber 30, 2017 and 2016	$-	$1,090

		(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

.
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017 AND NOVEMBER 30, 2016
(In thousands, except share and per share amounts)

1.
STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc., its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), Fairway Hills, the Fairway Hills Park and Recreational Association, the Park West Owners’ Association, the Vista Park Owners’ Association, and the Company’s interest in Fairway Hills Section III Partnership (the “Partnership”), collectively the “Company”. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2017, was derived from the audited consolidated financial statements of the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017, filed on August 4, 2017. Furthermore, the results of operations and cash flows for the six month periods ended November 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

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

2.
NATURE OF OPERATIONS

The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; and in higher education.

In addition to the university operations, the Company owns and operates a real estate business known as Fairway Hills Developments, or Fairway Hills. The real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Development area of Rapid City, South Dakota.

3.
RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, provides more useful information to users of the consolidated financial statements through improved disclosure requirements, and simplifies the preparation of the consolidated financial statements by reducing the number of requirements to which an entity must refer. The ASU outlines five steps to achieve proper revenue recognition: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This standard will be effective for the Company’s fiscal year 2019 in the first quarter ending August 31, 2018. During the quarter ended November 30, 2017, the Company made progress in its evaluation of the impact on accounting policies and internal processes and controls the new standard may have on its revenue streams. Tuition revenue and affiliate revenue is recorded ratably over the length of respective courses, which the Company believes, based upon our initial assessment, is reasonably consistent with the revenue recognition method required by the new standard. Under the guidance of Accounting Standards Codification Topic 605, Revenue Recognition, the Company recognizes revenue upon the receipt of cash in situations where collectability is not reasonably assured. This accounting treatment is not allowed under Topic 606 and will require modification. Further, the Company will be required to expand its current disclosures to be in compliance with Topic 606. As the Company completes its evaluation, additional impacts may be identified.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of share-based accounting. Specifically, the standard (1) requires all excess tax benefits and deficiencies to be recognized as income tax expense/benefit in the income statement as discrete items in the reporting period in which they occur, with no charges to additional paid-in capital; (2) requires excess tax benefits to be classified as operating cash flows; (3) allows an accounting election to account for forfeitures when they occur, instead of when they are expected to vest; (4) allows awards settled in cash to qualify for equity classification if withholding is up to the maximum statutory tax rates in the applicable jurisdictions; (5) clarifies that the cash paid by an employer to taxing authorities when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the cash flow statement. This standard became effective in the first quarter ending August 31, 2017. The Company elected to account for forfeitures when they occur, instead of when they are expected to vest. The Company has determined that the impact of implementation on the Company’s consolidated financial statements is minimal.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which is intended to reduce diversity in practice and the complexity in applying existing guidance related to changing terms or conditions of share-based payment awards. The standard clarifies that modification accounting is required unless the fair value, vesting conditions, and classification as an equity or liability instrument of the modified award are the same as that of the original award immediately prior to the modification. This standard will be effective for the Company’s fiscal year 2019, in the first quarter ending August 31, 2018. The Company is evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

4.
IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are held and used, impairment exists when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be held for sale are carried at the lower of carrying value or fair value, less cost to sell.

During the quarter ended November 30, 2017, upon our review of our assets for impairment, we determined the estimated future undiscounted cash flows associated with the assets of the Houston, Minnetonka, Bloomington, Brooklyn Center and Burnsville campuses are not sufficient to recover their carrying value. Accordingly, the carrying values of the assets, primarily leasehold improvements, were reduced to their fair value, which the Company believes to be minimal. An impairment charge of $1,009 related to these five locations was recorded. The impairment charge is included in loss on disposition of property, within the NAU segment, in the condensed consolidated financial statements. During the six months ended November 30, 2016, there were no impairment charges.

5.
STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 24,310,482 and 24,224,924 shares of common stock were outstanding as of November 30, 2017 and May 31, 2017, respectively. No shares of preferred stock or Class A common stock were outstanding at November 30, 2017 and May 31, 2017.

Stock-Based Compensation

At November 30, 2017, the Company had 714,364 shares available for future grants under its stock-based compensation plans. The Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. The Company recorded stock compensation of $46 and $78 for the three and six months ended November 30, 2017. These issuances reduce the shares available for future grants.

Restricted stock
During the three months ended November 30, 2017, the Company awarded 47,615 restricted stock awards with time based vesting at a grant date fair value of $2.10 per share to members of the board of directors. Shares vest one year from the grant date and require board service for the entire year. In addition, the Company awarded 5,000 restricted stock awards that vested immediately with a fair value of $2.10 per share to members of the board of directors.

Compensation expense in the condensed consolidated statements of operations and comprehensive income associated with restricted stock awards totaled $36 and $62 for the three and six month periods ended November 30, 2017, respectively. At November 30, 2017, the unamortized compensation cost of these restricted stock awards totaled $84. The unamortized cost is expected to be recognized over a weighted-average period of 0.8 years as of November 30, 2017.

Performance-based restricted stock units

During the quarter ended August 31, 2017, the Company issued 281,250 performance based restricted stock units (“RSUs”) with a weighted average grant date fair value of $2.38 per share. All RSUs issued remain outstanding at November 30, 2017. Up to 100% of the RSUs issued will vest on May 31, 2018, based on the annual operating income attained during the 2018 fiscal year. No expense was recorded during the three and six months ended November 30, 2017 as management believes the targeted annual operating income will not be attained.

Stock options

During the three months ended November 30, 2017, the Company granted stock options to purchase 12,500 shares of stock at an exercise price of $1.72 per share. 50% of the stock options vested on the issuance date and the remaining 50% vests at the end of the current fiscal year. The following assumptions were used to determine fair value of the stock options awarded:

Assumptions used:	For the three and six months ended November 30, 2017
Expected term (in years)	5.75
Expected volatility	49.17%
Weighted average risk free interest rate	2.11%
Weighted average expected dividend	0.00%
Weighted average fair value	$0.82

The Company recorded compensation expense for the stock options of $6 for the three and six months ended November 30, 2017, in the condensed consolidated statements of operations and comprehensive income. As of November 30, 2017, there was $4 of unrecognized compensation cost related to unvested stock option based compensation arrangements under the Plan to be amortized over 0.5 years.

Dividends

The following table presents details of the Company’s fiscal 2018 and 2017 dividend payments:

Date declared	Record date	Payment date	Per share
April 4, 2016	June 30, 2016	July 8, 2016	$0.0450
August 8, 2016	September 30, 2016	October 7, 2016	$0.0450
October 3, 2016	December 31, 2016	January 13, 2017	$0.0450
January 28, 2017	March 31, 2017	April 7, 2017	$0.0450
April 13, 2017	June 30, 2017	July 7, 2017	$0.0450
August 4, 2017	September 30, 2017	October 6, 2017	$0.0450

6.
INCOME TAXES

As a result of cumulative losses in recent years, the Company determined that it is not more likely than not that it would realize its deferred tax assets. Accordingly, the Company established a full valuation allowance on its deferred tax assets, which totaled $3,772 and $1,222 as of November 30, 2017 and May 31, 2017, respectively. As a result, the Company has not recognized any deferred tax benefits for its losses for periods subsequent to May 31, 2017.

The Company’s effective tax rate was 2.6% for the six months ended November 30, 2017 as compared to 33.4% for the corresponding period in 2016. The effective rate varies from the statutory rate primarily due to the deferred tax asset valuation allowance. In addition, there is a fluctuation in state income taxes as a result of the Company’s net loss position, as well as nondeductible meals.

7.
EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Numerator:
Net loss attributable to National American University Holdings, Inc.	$(7,605)	$(2,808)	$(3,777)	$(752)
Denominator:
Weighted average shares outstanding used to compute basic net income per
common share	24,200,096	24,131,231	24,219,884	24,148,355
Incremental shares issuable upon the assumed exercise of stock options	-	-	-	-
Incremental shares issuable upon the assumed vesting of restricted shares	-	-	-	-
Common shares used to compute diluted net income per share	24,200,096	24,131,231	24,219,884	24,148,355
Basic net loss per common share	$(0.31)	$(0.12)	$(0.16)	$(0.03)
Diluted net loss per common share	$(0.31)	$(0.12)	$(0.16)	$(0.03)

A total of 200,600 and 190,850 shares of common stock subject to issuance upon exercise of stock options for the three and six months ended November 30, 2017 and November 30, 2016, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 47,615 and 328,195 shares of common stock subject to issuance upon vesting of restricted shares for the three and six months ended November 30, 2017 and November 30, 2016, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

On July 21, 2017, the Company entered into an agreement to acquire substantially all of the assets of Henley-Putnam University, a for-profit post-secondary educational institution that offers 100% online programs focused in the field of strategic security, for a cash payment of $1,500 plus a $400 working capital calculation less payments made in advance of closing. The transaction is subject to various closing conditions, the satisfaction of which is uncertain at this time. If the closing conditions are satisfied, the transaction is expected to close during the third quarter of fiscal year 2018.

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

9.
FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair Value

November 30, 2017
Investments:
Certificates of deposit	$0	$3,566	$0	$3,566
Money market accounts included in cash equivalents	648	-	-	648
Total assets at fair value	$648	$3,566	$0	$4,214

May 31, 2017
Investments:
Certificates of deposit	$0	$4,183	$0	$4,183
Money market accounts included in cash equivalents	9	-	-	9
Total assets at fair value	$9	$4,183	$0	$4,192

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

Fair value of financial instruments: The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, receivables, payables, and capital lease payables. The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments. CD’s and money market accounts are recorded at fair values as indicated in the preceding disclosures. The estimated fair value of the capital lease obligations is $11,411 and $11,568 at November 30, 2017 and May 31, 2017, respectively, which approximates book value.

10.
SEGMENT REPORTING

Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.

The Company has two reportable segments: NAU and Other. The NAU segment contains the revenues and expenses associated with the University operations. The Company considers each campus location to be an operating segment, and they are aggregated into the NAU segment for financial reporting purposes, as the campuses have similar economic and other conditions. The Other segment contains primarily real estate. General administrative costs of the Company are allocated to specific divisions of the Company. The following table presents the reportable segment financial information, in thousands:

	Six months ended November 30, 2017			Six months ended November 30, 2016
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$36,684	$-	$36,684	$39,714	$-	$39,714
Auxiliary revenue	1,975	-	1,975	2,808	-	2,808
Rental income -- apartments	-	700	700	-	591	591
Condominium sales	-	455	455	-	-	-
Total revenue	38,659	1,155	39,814	42,522	591	43,113
Operating expenses:
Cost of educational services	13,311	-	13,311	12,965	-	12,965
Selling, general &administrative	29,780	1,036	30,816	31,175	732	31,907
Auxiliary expense	1,393	-	1,393	2,103	-	2,103
Cost of condominium sales	-	427	427	-	-	-
Loss on lease termination	362	-	362	-	-	-
Loss (gain) loss on disposition of
property	1,036	(41)	995	6	-	6
Total operating expenses	45,882	1,422	47,304	46,249	732	46,981
Loss from operations	(7,223)	(267)	(7,490)	(3,727)	(141)	(3,868)
Other income (expense):
Interest income	44	5	49	36	13	49
Interest expense	(417)	-	(417)	(428)	-	(428)
Other (expense) income - net	(9)	96	87	(25)	94	69
Total other (expense) income	(382)	101	(281)	(417)	107	(310)
Loss before taxes	$(7,605)	$(166)	$(7,771)	$(4,144)	$(34)	$(4,178)

	As of November 30, 2017			As of November 30, 2016
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$36,567	$10,083	$46,650	$52,140	$11,447	$63,587

	Three months ended November 30, 2017			Three months ended November 30, 2016
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$18,494	$-	$18,494	$20,276	$-	$20,276
Auxiliary revenue	931	-	931	1,414	-	1,414
Rental income — apartments	-	358	358	-	293	293
Condominium sales	-	235	235	-	-	-
Total revenue	19,425	593	20,018	21,690	293	21,983
Operating expenses:
Cost of educational services	6,411	-	6,411	6,497	-	6,497
Selling, general &administrative	14,781	527	15,308	15,057	368	15,425
Auxiliary expense	652	-	652	1,054	-	1,054
Cost of condominium sales	-	191	191	-	-	-
Loss on lease termination	-	-	-	-	-	-
Loss on disposition of
property	1,036	-	1,036	-	-	-
Total operating expenses	22,880	718	23,598	22,608	368	22,976
Loss from operations	(3,455)	(125)	(3,580)	(918)	(75)	(993)
Other income (expense):
Interest income	27	2	29	15	12	27
Interest expense	(208)	-	(208)	(214)	-	(214)
Other (expense) income - net	(4)	47	43	(15)	47	32
Total other (expense) income	(185)	49	(136)	(214)	59	(155)
Loss before taxes	$(3,640)	$(76)	$(3,716)	$(1,132)	$(16)	$(1,148)

11.
SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date through the date the consolidated financial statements were issued.

During the quarter ended August 31, 2017, we received notice that the state of New Mexico will require a surety bond or alternative surety in an amount set by the New Mexico Department of Higher Education payable to the New Mexico Department of Higher Education. This regulation requires us to restrict $1.0 million of our cash balance to the state of New Mexico. The Company established an irrevocable letter of credit, secured by an equal amount of the Company’s cash equivalents, to meet this requirement on December 21, 2017.

On December 22, 2017, President Trump signed into law the tax legislation commonly known as the Tax Cuts and Jobs Act (the "Act"). The Company does not expect the tax effects of the Act will have a material impact on the Company's quarterly and annual consolidated financial statements for the fiscal year ending May 31, 2018.

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

Background

The Company owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, baccalaureate, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; and in higher education. As of November 30, 2017, our operations had 32 locations, across the states of Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas. Distance learning operations and central administration offices operate from Rapid City, South Dakota.

We continue to assist students impacted by schools that have closed or have announced that they are discontinuing enrollments.  Over the past year, NAU has enrolled students from other institutions where students have been unable to complete their education. During the quarter ended November 30, 2017, we entered into a transfer agreement with another institution that allows its former students to begin enrolling with NAU in December, 2017. In addition, we are accepting enrollments from students at Canadian institutions as we continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of various Canadian regulatory authorities.

As of November 30, 2017, NAU had 988 students enrolled at its physical locations, 4,433 students for its online programs, and 820 students that attended physical campus hybrid learning locations and also took classes online. NAU supports the instruction of approximately 2,650 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations, Fairway Hills, consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 3% of our revenues for the quarter ended November 30, 2017.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the six months ended November 30, 2017, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. During the quarter ending November 30, 2017, we began allowing students to take classes on the 2nd or 3rd month within a quarter rather than waiting to enroll the following quarter. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term, unless they have already finished sixty percent or more of the term. Auxiliary revenue is recognized as items are sold and services are performed and is recorded net of any applicable sales tax.

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

We record deferred income for prepaid academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. The total write-offs less recoveries for the six months ended November 30, 2017 and 2016 were $1.2 million and $1.8 million, respectively. Bad debt expenses as a percentage of revenues for the six months ended November 30, 2017 and 2016 were 3.2% and 4.4%, respectively.

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

The following chart is a summary of our student enrollment on November 30, 2017 and 2016, by degree type and by instructional delivery method:

	November 30, 2017 (Fall 2017 Qtr)		November 30, 2016 (Fall 2016 Qtr)		% Change for same quarter over prior
	Number of Students	% of Total	Number of Students	% of Total	year
Continuing Ed	15	0.2%	300	4.1%	-95.0%
Doctoral	101	1.6%	110	1.5%	-8.2%
Graduate	423	6.8%	359	5.0%	17.8%
Undergraduate & Diploma	5,702	91.4%	6,471	89.4%	-11.9%
Total	6,241	100.0%	7,240	100.0%	-13.8%

All Campus	988	15.8%	1,357	18.7%	-27.2%
All Online	4,433	71.0%	4,879	67.4%	-9.1%
Mixed	820	13.1%	1,004	13.9%	-18.3%
Total	6,241	100.0%	7,240	100.0%	-13.8%

The combined enrollment in the doctoral and graduate programs increased 11.7% in the fall term 2017 as compared to the fall term 2016. However, the continuing education students who enroll in one-off courses decreased 95.0% as we phase out these programs. The undergraduate and diploma programs decreased 11.9% due to lower market demand among our key student demographic. The overall 13.8% decline in enrollment was across all course delivery methods with the exception of those students that take of mix of online and on campus courses. We believe our investment to expand academic programming and our growth strategies will be critical in growing all segments.

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

Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expense, the cost of condominium sales, gain/loss on disposition of property and equipment, and the loss on lease termination. Cost of educational services expenses contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the student service positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include primarily costs associated with book sales. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property and equipment represents the income received and the cost incurred in the disposal of assets that are no longer used by us. The loss on lease termination represents excess of amounts paid per lease termination agreements over accrued lease amounts.

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

Seasonality. Our operations are generally subject to seasonal trends. While we enroll students throughout the year, summer and winter quarter new enrollments and revenue are generally lower than enrollments and revenue in other quarters due to the traditional custom of summer breaks and the holiday break in December and January. In addition, we generally experience an increase in enrollments in the fall of each year when most students seek to begin their post-secondary education. The effect of the monthly start program that began this quarter on our seasonality cannot be predicted at this time.

Results of Operations — Six Months Ended November 30, 2017 Compared to Six Months Ended November 30, 2016

 National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended November 30, 2017 in percentages	Six Months Ended November 30, 2016 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	33.4	30.1
Selling, general and administrative	77.4	74.0
Auxiliary expense	3.5	4.9
Cost of condominium sales	1.1	0.0
Loss on lease termination	0.9	0.0
(Gain) loss on disposition of property	2.5	0.0
Total operating expenses	118.8	109.0
Operating loss	(18.8)	(9.0)
Interest income	0.1	0.1
Interest expense	(1.0)	(1.0)
Other income - net	0.2	0.2
Loss before income taxes	(19.5)	(9.7)
Income tax benefit (expense)	0.4	3.2
Net income attributable to non-controlling interest	(0.0)	(0.1)
Net loss attributable to the Company	-19.1%	-6.5%

For the six months ended November 30, 2017, our total revenue was $39.8 million, a decrease of $3.3 million or 7.8%, as compared to total revenue of $43.1 million for the same period in 2016. The change was primarily due to a decrease in average enrollments of 13.8% for the six months ended November 30, 2017 over the prior year due to lower market demand among our targeted student demographic. This decrease was partially offset by an increase in revenue per student as a result of our new tuition plan, and increased rental income and condominium sales. Our revenue for the six months ended November 30, 2017 consisted of $38.7 million from our NAU operations and $1.1 million from our other operations.

Total operating expenses were $47.3 million or 118.8% of total revenue for the six months ended November 30, 2017, which is an increase of $0.3 million compared to the same period in 2016. Operating loss was $7.5 million or (18.8)% of total revenue for the six months ended November 30, 2017, which is an increase of $3.6 million in operating loss compared to the same period in 2016. Net loss attributable to the Company was $7.6 million or (19.1)% of total revenue for the six months ended November 30, 2017 as compared to a net loss of $2.8 million or (6.5)% of total revenue for the six months ended November 30, 2016.

Net loss attributable to the Company for the six months ended November 30, 2017 increased by $4.8 million as compared to the same period in 2016 due to $3.3 million of lower revenue, a $0.3 million increase in educational services, $0.4 million in loss on lease termination, $0.4 million in cost of condominium sales, $1.0 million in impairment charges, $1.2 million decrease in income tax benefit all of which are partially offset by a $1.1 million decrease in selling, general and administrative expenses from continued cost-cutting initiatives to better align with the decreasing enrollments and needs of the Company, and $0.7 million in auxiliary expenses due to reduced book sales.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended November 30, 2017 in percentages	Six Months Ended November 30, 2016 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	34.4	30.5
Selling, general and administrative	77.0	73.3
Auxiliary expense	3.6	5.0
Loss on lease termination	1.0	0.0
(Gain) loss on disposition of property	2.7	0.0
Total operating expenses	118.7	108.8
Operating loss	(18.7)	(8.8)
Interest income	0.1	0.1
Interest expense	(1.1)	(1.0)
Other income - net	(0.0)	(0.1)
Loss before income taxes and non-controlling interest	(19.7)	(9.8)

Total revenue. The total revenue for NAU for the six months ended November 30, 2017 was $38.7 million, a decrease of $3.8 million or 9.1% as compared to total revenue of $42.5 million for the same period in 2016. The decrease was primarily due to the average enrollment decrease of 13.8% for the six months ended November 30, 2017 over the same period in 2016, partially offset by an increase in revenue per student as a result of our new tuition plan. The enrollment decrease is due to lower market demand among our targeted student demographic resulting, in part, from the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the six months ended November 30, 2017 was $36.7 million, a decrease of $3.0 million or 7.6%, as compared to academic revenue of $39.7 million for the same period in 2016. The decrease was primarily due to lower enrollments over the prior year. The auxiliary revenue for the six months ended November 30, 2017 was $2.0 million, a decrease of $0.8 million or 29.7%, as compared to auxiliary revenue of $2.8 million for the same period in 2016. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the six months ended November 30, 2017 increased $0.3 million, to $13.3 million in the current year as compared to $13.0 million for the same period in 2016. The educational services expense as a percentage of total revenue for the six months ended November 30, 2017, was 34.4%, as compared to 30.5% for the same period in 2016. The expense increase was primarily due to $0.3 million for full-time faculty and other staff that were hired to support new academic programs for teach-out students during fiscal year 2017. The agreements we made with other universities which are no longer enrolling students gave us the opportunity to offer new programs to our current and incoming students. Faculty and other staff were hired to support these programs, which will benefit current and anticipated enrollments in future quarters.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the six months ended November 30, 2017, was 77.0%, as compared to 73.3% for the same period in 2016. The selling, general and administrative expenses for the six months ended November 30, 2017 were $29.8 million, a decrease of $1.4 million, or 4.5%, as compared to selling, general and administrative expenses of $31.2 million for the same period in 2016. The decrease was primarily due to $0.6 million reduction in bad debt expense as a result of reduced revenue and improved collections, $1.7 million reduction in labor costs as we continue to identify and execute cost-cutting initiatives to better align with the decreasing enrollments which were partially offset by a $0.6 million increase in other admissions expenses in an effort to recruit new students.

Results of Operations — Three Months Ended November 30, 2017 Compared to Three Months Ended November 30, 2016

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended November 30, 2017 in percentages	Three Months Ended November 30, 2016 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	32.0	29.5
Selling, general and administrative	76.4	70.2
Auxiliary expense	3.3	4.8
Cost of condominium sales	1.0	0.0
(Gain) loss on disposition of property	5.2	0.0
Total operating expenses	117.9	104.5
Operating loss	(17.9)	(4.5)
Interest income	0.1	0.1
Interest expense	(1.0)	(1.0)
Other income - net	0.2	0.2
Loss before income taxes	(18.6)	(5.2)
Income tax benefit	(0.3)	1.8
Net income attributable to non-controlling interest	(0.0)	(0.0)
Net loss attributable to the Company	-18.9%	-3.4%

For the three months ended November 30, 2017, our total revenue was $20.0 million, a decrease of $2.0 million or 8.9%, as compared to total revenue of $22.0 million for the same period in 2016. The decrease was primarily due to the enrollment decrease of 13.8% during the fall quarter 2017 over the fall quarter 2016. The enrollment decreases were the result of economic conditions and lower market demand among our targeted student demographic. Our revenue for the three months ended November 30, 2017 consisted of $19.4 million from our NAU operations and $0.6 million from our other operations.

Total operating expenses were $23.6 million or 117.9% of total revenue for the three months ended November 30, 2017, which is a $0.6 million increase compared to the same period in 2016. Cost of education, selling general and administrative and auxiliary expenses were reduced by $0.6 million but these savings were offset by a $0.2 million increase in cost of condominium sales and a $1.0 million increase in loss on disposition of property as a result of campus impairments. Loss from operations was $3.6 million or (17.9)% of total revenue for the three months ended November 30, 2017, which is an increase in loss from operations of $2.6 million compared to the same period in 2016.

Net loss attributable to the Company was $3.8 million or (18.9)% of total revenue for the three months ended November 30, 2017, as compared to a net loss of $0.7 million or (3.4)% of total revenue for the three months ended November 30, 2016. The increase in net loss was largely due to $2.0 million in lower revenue and a $1.0 million increase in loss on disposition of property as a result of campus impairments.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended November 30, 2017 in percentages	Three Months Ended November 30, 2016 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	33.0	29.9
Selling, general and administrative	76.1	69.4
Auxiliary expense	3.4	4.9
(Gain) loss on disposition of property	5.3	0.0
Total operating expenses	117.8	104.2
Operating loss	(17.8)	(4.2)
Interest income	0.1	0.1
Interest expense	(1.1)	(1.0)
Other income - net	(0.0)	(0.1)
Loss before income taxes and non-controlling interest	(18.8)	(5.2)

Total revenue. The total revenue for the three months ended November 30, 2017 was $19.4 million, a decrease of $2.3 million or 10.4%, as compared to total revenue of $21.7 million for the same period in 2016. The decrease was primarily due to the average enrollment decrease of 13.8% for the three months ended November 30, 2017 as compared to the same period in 2016, partially offset by an increase in revenue per student as a result of our new tuition plan. The enrollment decrease is due to lower market demand among our targeted student demographic resulting, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the three months ended November 30, 2016 was $18.5 million, a decrease of $1.8 million or 8.8%, as compared to academic revenue of $20.3 million for the same period in 2016. The decrease was primarily due to lower enrollments compared to the prior year period. Auxiliary revenue for the three months ended November 30, 2017 was $0.9 million, a decrease of $0.5 million or 34.2%, as compared to auxiliary revenue of $1.4 million for the same period in 2016. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the three months ended November 30, 2017 were $6.4 million, a decrease of $0.1 million, or 1.3% as compared to educational expenses of $6.5 million for the same period in 2016. This decrease was primarily due to lower enrollments resulting in a decreased number of classes. The educational services expense as a percentage of total revenue for the three months ended November 30, 2017 was 33.0%, as compared to 29.9% for the same period in 2016.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the three months ended November 30, 2017 was 76.1%, as compared to 69.4% for the same period in 2016. The selling, general and administrative expenses for the three months ended November 30, 2017 were $14.8 million, a decrease of $0.3 million, or 1.8%, as compared to selling, general and administrative expenses of $15.1 million for the same period in 2016. The decrease was primarily due to $0.2 million reduction in bad debt expense due to reduced revenue and improved collections, $0.7 million reduction in labor costs as we continue to identify and execute cost-cutting initiatives to better align with the decreasing enrollments which were partially offset by a $0.3 million increase in other admissions expenses in an effort to recruit new students.

Liquidity and Capital Resources

Liquidity. At November 30, 2017, and May 31, 2017, cash, cash equivalents and marketable securities were $8.7 million and $16.2 million, respectively. Consistent with our cash management plan and investment philosophy, a portion of the excess cash was invested in certificates of deposit. Of the amounts listed above, the certificates of deposit at November 30, 2017 and May 31, 2017 were $3.6 million and $4.2 million respectively.

Based on our current operations and anticipated revenues, the cash flows from operations and other sources of liquidity are anticipated to provide adequate funds for ongoing operations and planned capital expenditures for the near future. These expenditures include our plans for continued expansion of new programming and the purchase of substantially all of the assets of Henley-Putnam University for $1.5 million plus a $0.4 million working capital calculation less payments made in advance of closing. The transaction is expected to close during the third quarter of our fiscal year 2018 if certain closing conditions are met.

Operating Activities. Net cash used in operating activities for the six months ended November 30, 2017 were $3.7 million compared to $1.7 million for the six months ended November 30, 2016. This increase in cash used (in operating activities) is primarily due to a $4.8 million increase in net loss and a $0.7 million change in deferred income taxes partially offset by non-cash campus impairments of $1.0 million and favorable changes in assets and liabilities of $2.9 million.

Investing Activities. Net cash used in investing activities for the six months ended November 30, 2017 and 2016, were $0.8 million and $7.1 million respectively. The decrease in the cash used in investing activities was due to a decrease of net purchases of US treasury bills and notes, which went from $5.0 million in the six months ended November 30, 2016 to $0.6 million in the six months ended November 30, 2017.The remaining decrease is due to reduced asset and courseware purchases and proceeds from property and equipment sales.

Financing Activities. Net cash used in financing activities was $2.3 million and $2.3 million for the six months ended November 30, 2017 and 2016, respectively.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2017 was disclosed in our fiscal year 2017 Annual Report on Form 10-K. During the six months ended November 30, 2017, there were no material changes to this previously disclosed information with the exception of two lease buy-outs which reduced the total future payments by $1,491.

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

The following table provides a reconciliation of net income attributable to the Company to EBITDA (In thousands):

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Net loss attributable to the Company	$(7,605)	$(2,808)	$(3,777)	$(752)
Income attributable to non-controlling interest	19	27	5	10
Interest income	(49)	(49)	(29)	(27)
Interest expense	417	428	208	214
Income taxes	(185)	(1,397)	56	(406)
Depreciation and amortization	2,440	2,597	1,234	1,291
EBITDA	$(4,963)	$(1,202)	$(2,303)	$330

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three-month period ended November 30, 2017. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At November 30, 2017, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the second fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risk factors discussed in Part I, Item IA, “Risk Factors” of the Form 10-K. The risks described in the Form 10-K are those which we believe are the material risks we face, and such risks could materially adversely affect our business, prospects, financial condition, cash flows and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may impact us. Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in the Form 10-K.

Congress may revise the laws governing Title IV programs or reduce funding for those programs which could reduce our enrollment and revenue and increase costs of operations.

On December 13, 2017, the Committee on Education and the Workforce of the U.S. House of Representatives approved legislation to reauthorize the HEA. If enacted in its current form, this legislation would substantially amend the HEA, including but not limited to changes to Title IV programs and provisions governing institutional participation therein. We cannot predict when or whether the full House of Representatives will vote on the legislation, nor when or whether similar legislation will be considered by the U.S. Senate. Furthermore, we cannot predict with any certainty the outcome of the HEA reauthorization process nor the extent to which any legislation, if adopted, could materially affect our business, financial condition, and results of operations.

The Department of Education may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the Department of Education’s assessment of our institutional capability.

On November 1, 2016, the Department of Education published final regulations that among other provisions, establish new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment (“Borrower Defense”) on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. These final regulations (the “Borrower Defense Final Rule”) were published with an effective date of July 1, 2017. On June 15, 2017, the Department of Education announced an indefinite delay to its implementation of the Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. On August 30, 2017, the Department published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee. The notice also announced that this negotiated rulemaking committee will meet for three sessions. The first session occurred in November 2017, with the other two planned sessions scheduled in January and February 2018. We cannot predict with any certainty the outcome of this rulemaking, nor the extent to which a revised rule may differ from the previously promulgated Borrower Defense Final Rule.

If we do not meet specific financial responsibility standards established by the Department of Education, we may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, or we could lose our eligibility to participate in Title IV programs.

On November 1, 2016, as part of the Borrower Defense Final Rule, the Department of Education adopted final regulations that revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. On June 15, 2017, the Department of Education announced the indefinite delay to its implementation of the Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to revise the rule. On August 30, 2017, the Department published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee. The notice also announced that this negotiated rulemaking committee will meet for three sessions. The first session occurred in November 2017, with the other two planned sessions scheduled in January and February 2018. As a part of this negotiated rulemaking, the Department also formed a subcommittee, which met in November 2017 and is scheduled to meet in January 2018, to specifically discuss potential modifications to the Department’s financial responsibility regulations. We cannot predict with any certainty the subcommittee’s recommendations, the outcome of this rulemaking, or the extent to which a revised rule may differ from the previously promulgated Borrower Defense Final Rule.

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

Under the Higher Education Act, as amended (the “HEA”), proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, the concept of “gainful employment” has not been defined in detail. On October 31, 2014, the Department of Education published final regulations to define “gainful employment” which became effective on July 1, 2015. On June 16, 2017, the Department of Education published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the gainful employment regulations. On July 5, 2017, the Department of Education further announced that it is allowing additional time, until July 1, 2018, for institutions to comply with certain disclosure requirements in the gainful employment regulations. On August 30, 2017, the Department published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee. The notice also announced that this negotiated rulemaking committee will meet for three sessions. The first session occurred in December 2017, with the other two planned sessions scheduled in February and March 2018. We cannot predict with any certainty the outcome of this negotiated rulemaking nor the extent to which a revised regulation may differ from the current gainful employment regulations.

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

National American University Holdings, Inc. (Registrant)

Dated: January 5, 2018	By:	/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.
President and Chief Executive Officer

	By:	/s/ David K. Heflin
David K. Heflin, Ed. D.
Chief Financial Officer