Form 10-Q
period 2018-02-28
National American University Holdings, Inc.
filed 2018-04-06
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☑
As of March 29, 2018, 24,330,914 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES INDEX

Page of Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Balance Sheet as of February 28, 2018 and May 31, 2017	3
	Unaudited Condensed Consolidated Statements of Operations and Conprehensive Income for the three months ended February 28, 2018 and 2017	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended February 28, 2018 and 2017	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2018 and 2017	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 4.	CONTROLS AND PROCEDURES	26

PART II. OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2018 AND MAY 31, 2017
(In thousands, except share and per share amounts)
	February 28,	May 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,638	$11,974
Available for sale investments	$-	$4,183
Student receivables — net of allowance of $686 and $1,195 at February 28, 2018
and May 31, 2017, respectively	$3,586	$2,895
Other receivables	$724	$458
Income taxes receivable	$2,397	$2,301
Prepaid and other current assets	$1,638	$1,649
Total current assets	$12,983	$23,460
Total property and equipment - net	$27,194	$31,318
OTHER ASSETS:
Restricted certificate of deposit	$1,250	$-
Condominium inventory	$190	$621
Land held for future development	$229	$229
Course development — net of accumulated amortization of $3,465 and $3,322 at
February 28, 2018 and May 31, 2017, respectively	$812	$1,111
Other	$597	$853
Total other assets	$3,078	$2,814
TOTAL	$43,255	$57,592

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$367	$331
Accounts payable	$2,643	$3,076
Dividends payable	$-	$1,094
Income taxes payable	$105	$113
Deferred income	$3,312	$1,691
Accrued and other liabilities	$5,240	$5,906
Total current liabilities	$11,667	$12,211
DEFERRED INCOME TAXES	$-	$194
OTHER LONG-TERM LIABILITIES	$2,870	$4,010
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	$10,957	$11,237
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,670,095 issued and
24,330,914 outstanding as of February 28, 2018; 28,557,968 issued and 24,224,924
outstanding as of May 31, 2017)	$3	$3
Additional paid-in capital	$59,258	$59,060
Accumulated deficit	$(19,024)	$(6,622)
Treasury stock, at cost (4,339,181 shares at February 28, 2018 and 4,333,044
shares at May 31, 2017)	$(22,494)	$(22,481)
Accumulated other comprehensive loss, net of taxes - unrealized loss
on available for sale securities	$-	$(4)
Total National American University Holdings, Inc. stockholders' equity	$17,743	$29,956
Non-controlling interest	$18	$(16)
Total stockholders' equity	$17,761	$29,940
TOTAL	$43,255	$57,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
(In thousands, except share and per share amounts)
	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
REVENUE:
Academic revenue	$53,607	$59,872	$16,923	$20,158
Auxiliary revenue	2,930	3,699	955	891
Rental income — apartments	1,049	873	349	282
Condominium sales	455	-	-	-

Total revenue	58,041	64,444	18,227	21,331

OPERATING EXPENSES:
Cost of educational services	19,545	20,594	6,234	7,629
Selling, general and administrative	44,633	47,228	13,817	15,321
Auxiliary expense	2,079	2,694	686	591
Cost of condominium sales	427	-	-	-
Loss on lease termination	362	-	-	-
Loss on impairment and disposition of property	2,071	8	1,076	2

Total operating expenses	69,117	70,524	21,813	23,543

OPERATING LOSS	(11,076)	(6,080)	(3,586)	(2,212)

OTHER INCOME (EXPENSE):
Interest income	63	77	14	28
Interest expense	(628)	(639)	(211)	(211)
Other income — net	95	83	8	14

Total other expense	(470)	(479)	(189)	(169)

LOSS BEFORE INCOME TAXES	(11,546)	(6,559)	(3,775)	(2,381)

INCOME TAX BENEFIT (EXPENSE)	268	1,254	83	(143)

NET LOSS	(11,278)	(5,305)	(3,692)	(2,524)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING	(34)	(39)	(15)	(12)
INTEREST

NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN
UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	(11,312)	(5,344)	(3,707)	(2,536)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Unrealized gains (losses) on investments, net of tax benefit (expense)	4	(2)	11	3
COMPREHENSIVE LOSS ATTRIBUTABLE TO
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(11,308)	$(5,346)	$(3,696)	$(2,533)

Basic net loss attributable to National American University	$(0.47)	$(0.22)	$(0.15)	$(0.10)
Holdings, Inc.
Diluted net loss attributable to National American University	$(0.47)	$(0.22)	$(0.15)	$(0.10)
Holdings, Inc.
Basic weighted average shares outstanding	24,222,864	24,146,643	24,269,158	24,177,979
Diluted weighted average shares outstanding	24,222,864	24,146,643	24,269,158	24,177,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
(In thousands, except share and per share amounts)

					Accumulated
		Additional	Retained		other		Total
	Common	paid-in	earnings	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	(deficit)	stock	loss	interest	equity

Balance - May 31, 2016	$3	$58,893	$4,012	$(22,477)	$(2)	$(64)	$40,365
Purchase of 1,887 shares common
stock for the treasury	-	-	-	(4)	-	-	(4)
Share based compensation expense	-	143	-	-	-	-	143
Dividends declared	-	-	(3,270)	-	-	-	(3,270)
Net (loss) income	-	-	(5,344)	-	-	39	(5,305)
Other comprehensive loss, net of tax	-	-	-	-	(2)	-	(2)
Balance - February 28, 2017	$3	$59,036	$(4,602)	$(22,481)	$(4)	$(25)	$31,927

Balance - May 31, 2017	$3	$59,060	$(6,622)	$(22,481)	$(4)	$(16)	$29,940
Purchase of 6,137 shares common
stock for the treasury	-	-	-	(13)	-	-	(13)
Share based compensation expense	-	198	-	-	-	-	198
Dividends declared	-	-	(1,090)	-	-	-	(1,090)
Net (loss) income	-	-	(11,312)	-	-	34	(11,278)
Other comprehensive income, net of tax	-	-	-	-	4	-	4
Balance - February 28, 2018	$3	$59,258	$(19,024)	$(22,494)	$-	$18	$17,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
(In thousands)

	Nine Months Ended
	February 28,	February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,278)	$(5,305)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	3,577	3,857
Loss on lease termination	362	-
Loss on impairment and disposition of property	2,071	8
Realized loss on sale of available-for-sale investments	16	-
Provision for uncollectable tuition	1,775	2,822
Noncash compensation expense	198	143
Deferred income taxes	(194)	1,374
Changes in assets and liabilities:
Student and other receivables	(2,732)	(3,573)
Prepaid and other current assets	11	(523)
Condominium inventory	431	-
Other assets	96	211
Income taxes receivable/payable	(104)	78
Accounts payable	17	(553)
Deferred income	1,621	(59)
Accrued and other liabilities	(737)	(193)
Other long-term liabilities	(1,431)	(605)

Net cash flows used in operating activities	(6,301)	(2,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(1,747)	(5,985)
Proceeds from sale of available for sale investments	4,668	3,916
Purchases of property and equipment	(1,695)	(3,834)
Proceeds from sale of property and equipment	210	-
Course development	(186)	(472)
Payments received on contract for deed	133	5
Other	23	46

Net cash flows provided by (used in) investing activities	1,406	(6,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(244)	(209)
Purchase of treasury stock	(13)	(4)
Dividends paid	(2,184)	(3,267)

Net cash flows used in financing activities	(2,441)	(3,480)

		(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
(In thousands)

	Nine Months Ended
	February 28,	February 28,
	2018	2017

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(7,336)	$(12,122)

CASH AND CASH EQUIVALENTS — Beginning of year	11,974	21,713

CASH AND CASH EQUIVALENTS — End of period	$4,638	$9,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid (received) for income taxes	$30	$(2,706)
Cash paid for interest	$630	$641
Property and equipment purchases included in accounts payable	$-	$283
Dividends declared and unpaid at February 28, 2018 and 2017	$-	$1,093

		(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
(In thousands, except share and per share amounts)

1.
STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of National American University Holdings, Inc., its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), Fairway Hills, the Fairway Hills Park and Recreational Association, the Park West Owners’ Association, the Vista Park Owners’ Association (“Fairway Hills”), and the Company’s interest in Fairway Hills Section III Partnership (the “Partnership”), collectively the “Company.” The accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2017, was derived from the audited consolidated financial statements of the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements which were included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017, filed on August 4, 2017. Furthermore, the results of operations and cash flows for the nine month periods ended February 28, 2018 and 2017 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

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

Financial Condition and Liquidity

At February 28, 2018 and May 31, 2017, cash, cash equivalents, and marketable investments were $4,638 and $16,157., respectively. For the nine months ended February 28, 2018 and 2017, cash used in operating activities was $6,301 and $2,318, respectively. During the same period, the Company generated revenues of $58,041 and $64,444, and incurred operating expenses of $69,117 and $70,524, respectively. Included within the operating expenses for the nine months ended February 28, 2018 and 2017, are non-cash expenses, related to depreciation and amortization expenses of $3,577 and $3,857, and losses on impairment and disposition of property of $2,071 and $8, respectively. Our working capital remains positive at $1,316 at February 28, 2018.

We have taken steps to strengthen our cash flow position with focus on improving our enrollment trend and reducing our operating expenses. To improve our enrollment trend, we focused on creating and developing new programs as well as assisting students impacted by schools that have closed or have announced that they are discontinuing enrollments. During the quarter ended February 28, 2018, we signed a transfer contract with Zenith, and the estimated revenue for this contract related to the fiscal quarter ended February 28, 2018 was approximately $2,100. To reduce our operating expenses, we executed cost-cutting initiatives to better align our costs with the decreasing enrollments, and we started to see the reduction in operating costs in the quarter ended February 28, 2018. Total operating expenses were $21,813 for the quarter ended February 28, 2018, compared to $23,543 for the quarter ended February 28, 2017. Without taking into considerations the non-cash impairment charge of $1,076, we reduced our operating expenses quarter over quarter by $2,804. We ceased declaring dividends during the first quarter of fiscal year 2018, and we did not carry out any major capital projects during 2018. We also plan on seeking additional financing to help with our cash reserve.

We believe that the actions we have taken to reduce enrollment declines and operating expenses, together with existing cash resources, will be sufficient to meet the Company's cash requirements for at least one year after issuance of these financial statements.

There is no assurance, however, that the Company will achieve its enrollment and revenue plans, which would negatively impact its near-term liquidity needs. Further, there is no assurance that the Company will become profitable and generate positive operating cash flow, or that it will be able to obtain additional financing when needed or on terms acceptable to the Company.

2.
NATURE OF OPERATIONS

The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-location institution of higher learning, offering associate, bachelors, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; and in higher education.

In addition to the university operations, the Company owns and operates a real estate business known as Fairway Hills Developments, or Fairway Hills. The real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Development area of Rapid City, South Dakota.

3.
RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, provides more useful information to users of the consolidated financial statements through improved disclosure requirements, and simplifies the preparation of the consolidated financial statements by reducing the number of requirements to which an entity must refer. The ASU outlines five steps to achieve proper revenue recognition: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This standard will be effective for the Company’s fiscal year 2019 in the first quarter ending August 31, 2018. During the quarter ended February 28, 2018, the Company made progress in its evaluation of the impact on accounting policies and internal processes and controls the new standard may have for each of its primary revenue streams. Tuition revenue and affiliate revenue is recorded ratably over the length of respective courses, which the Company believes, based upon initial assessment, is reasonably consistent with the revenue recognition method required by the new standard. Under the guidance of Accounting Standards Codification Topic 605, Revenue Recognition, the Company recognizes revenue upon the receipt of cash in situations where collectability is not reasonably assured. This accounting treatment is not allowed under Topic 606 and will require modification. Further, the Company will be required to expand its current disclosures to be in compliance with Topic 606. As the Company completes its evaluation, additional impacts may be identified.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of share-based accounting. Specifically, the standard (1) requires all excess tax benefits and deficiencies to be recognized as income tax expense/benefit in the income statement as discrete items in the reporting period in which they occur, with no charges to additional paid-in capital; (2) requires excess tax benefits to be classified as operating cash flows; (3) allows an accounting election to account for forfeitures when they occur, instead of when they are expected to vest; (4) allows awards settled in cash to qualify for equity classification if withholding is up to the maximum statutory tax rates in the applicable jurisdictions; (5) clarifies that the cash paid by an employer to taxing authorities when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the cash flow statement. This standard became effective in the first quarter ending August 31, 2017. The Company elected to account for forfeitures when they occur, instead of when they are expected to vest. The Company has determined that the impact of implementation on the Company’s consolidated financial statements is immaterial.

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

4.
STUDENT RECEIVABLES, NET
Student receivables, net consist of the following as of the respective period ends:

	February 28,	May 31,
	2018	2017
Student accounts receivable	$4,272	$4,090
Less allowance for doubtful accounts	(686)	(1,195)
Student receivables, net	$3,586	$2,895

Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017
Beginning allowance for doubtful accounts	$843	$1,041	$1,195	$723
Provisions for uncollectible accounts receivable	496	934	1,775	2,822
Write-offs, net of recoveries	(653)	(791)	(2,284)	(2,361)
Ending allowance for doubtful accounts	$686	$1,184	$686	$1,184

5.
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

During the quarter ended November 30, 2017, upon review of assets for impairment, management determined the estimated future undiscounted cash flows associated with the assets of the Houston, Minnetonka, Bloomington, Brooklyn Center and Burnsville locations are not sufficient to recover their carrying value. Accordingly, the carrying values of the assets, primarily leasehold improvements, were reduced to their fair value, which the Company believes to be minimal. An impairment charge of $1,009 related to these five locations was recorded during the three months ended November 30, 2017. The impairment charges are included in loss on impairment and disposition of property, within the NAU segment, in the condensed consolidated financial statements.

During the quarter ended February 28, 2018, ten locations (including the four Minnesota locations above) were consolidated into other locations. In addition, the Wichita West location was closed down as the result of a fire. An additional impairment charge of $790 was recorded during the three months ended February 28, 2018 as a result of these events. The impairment charges are included in loss on impairment and disposition of property, within the NAU segment, in the condensed consolidated financial statements. During the nine months ended February 28, 2017, there were no impairment charges.

6.
STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 24,330,914 and 24,224,924 shares of common stock were outstanding as of February 28, 2018 and May 31, 2017, respectively. No shares of preferred stock or Class A common stock were outstanding at February 28, 2018 and May 31, 2017.

Stock-Based Compensation

At February 28, 2018, the Company had 723,557 shares available for future grants under its stock-based compensation plans. The Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. These issuances reduce the shares available for future grants. In addition, the Company settles a portion of the compensation in stock which totaled $25 and $103 for the three and nine months ended February 28, 2018.

Restricted stock

During the three and nine months ended February 28, 2018, the Company awarded zero and 47,615 restricted stock awards, respectively, with time based vesting at a grant date fair value of $2.10 per share to members of the board of directors. Shares vest one year from the grant date and require board service for the entire year. In addition, during the three and nine months ended February 28, 2018, zero and 5,000 restricted stock awards, respectively, that vested immediately with a fair value of $2.10 per share were awarded to members of the board of directors.

Compensation expense in the condensed consolidated statements of operations and comprehensive income associated with restricted stock awards totaled $25 and $87 for the three and nine–month periods ended February 28, 2018, respectively. At February 28, 2018, the unamortized compensation cost of these restricted stock awards totaled $59. The unamortized cost is expected to be recognized over a weighted-average period of 0.6 years as of February 28, 2018.

Performance-based restricted stock units

During the quarter ended August 31, 2017, the Company issued 281,250 performance based restricted stock units (“RSUs”) with a weighted average grant date fair value of $2.38 per share. As of February 28, 2018, 253,250 of the RSUs issued remain outstanding. Up to 100% of the remaining RSUs outstanding will vest on May 31, 2018, based on the annual operating income attained during the 2018 fiscal year. No expense was recorded during the three and nine months ended February 28, 2018 as management believes the targeted annual operating income will not be attained.

Stock options

During the three months ended February 28, 2018, the Company granted stock options to purchase 8,000 shares of stock at an exercise price of $1.17 per share. 50% of the shares vest on June 1, 2018 and the remaining 50% vests on June 1, 2019.

During the three months ended November 30, 2017, the Company granted stock options to purchase 12,500 shares of stock at an exercise price of $1.72 per share. 50% of the stock options vested on the issuance date and the remaining 50% vests at the end of the current fiscal year.

There were no stock options exercised during the three and nine months ended February 28, 2018.

The following assumptions were used to determine fair value of the stock options awarded:

Assumptions used:	For the three and nine months ended February 28, 2018
Expected term (in years)	5.75 - 5.75
Expected volatility	49.14% - 49.17%
Weighted average risk free interest rate	2.11% - 2.11%
Weighted average expected dividend	0.00% - 0.00%
Weighted average fair value	$.72 - $.82

The Company recorded compensation expense for the stock options of $2 and $8 for the three and nine months ended February 28, 2018, respectively, in the condensed consolidated statements of operations and comprehensive income. As of February 28, 2018, there was $6 of unrecognized compensation cost related to unvested stock option based compensation arrangements under the Plan to be amortized over 0.9 years.

Dividends

The following table presents details of the Company’s fiscal 2018 and 2017 dividend payments:

Date declared	Record date	Payment date	Per share
April 4, 2016	June 30, 2016	July 8, 2016	$0.0,450
August 8, 2016	September 30, 2016	October 7, 2016	$0.0,450
October 3, 2016	December 31, 2016	January 13, 2017	$0.0,450
January 28, 2017	March 31, 2017	April 7, 2017	$0.0,450
April 13, 2017	June 30, 2017	July 7, 2017	$0.0,450
August 4, 2017	September 30, 2017	October 6, 2017	$0.0,450

7.
INCOME TAXES

The total net loss for the nine months ended February 28, 2018 created a deferred tax asset; however, the Company has determined that it is more likely than not that it will not realize this asset. As such, a valuation allowance totaling $3,503 was recorded at February 28, 2018. Similarly, a valuation allowance totaling $1,222 was recorded at May 31, 2017, and was included in net deferred income taxes liability in the accompanying condensed consolidated balance sheets. A primary factor in the assessment of this non-cash charge is that the Company continued to be in a cumulative loss position over the prior three-year period.

The Company’s effective tax rate was 2.3% for the nine months ended February 28, 2018 as compared to 19.1% for the corresponding period in 2017. The effective rate varies from the statutory rate primarily due to the deferred tax asset valuation allowance. In addition, there is a fluctuation in state income taxes as a result of the Company’s net loss position, as well as nondeductible meals.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%. The Company has recorded an income tax expense of $1,125 due to a re-measurement of deferred tax assets and liabilities; however, this has been offset by the valuation allowance noted above.

8.
EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Numerator:
Net loss attributable to National American University Holdings, Inc.	$(11,312)	$(5,344)	$(3,707)	$(2,536)
Denominator:
Weighted average shares outstanding used to compute basic net income per
common share	24,222,864	24,146,643	24,269,158	24,177,979
Incremental shares issuable upon the assumed exercise of stock options	-	-	-	-
Incremental shares issuable upon the assumed vesting of restricted shares	-	-	-	-
Common shares used to compute diluted net income per share	24,222,864	24,146,643	24,269,158	24,177,979
Basic net loss per common share	$(0.47)	$(0.22)	$(0.15)	$(0.10)
Diluted net loss per common share	$(0.47)	$(0.22)	$(0.15)	$(0.10)

A total of 206,975 and 190,850 shares of common stock subject to issuance upon exercise of stock options for the three and nine months ended February 28, 2018 and February 28, 2017, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 47,615 and 328,195 shares of common stock subject to issuance upon vesting of restricted shares for the three and nine months ended February 28, 2018 and February 29, 2017, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

9.
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

On July 21, 2017, the Company entered into an agreement to acquire substantially all of the assets of Henley-Putnam University, a for-profit post-secondary educational institution that offers 100% online programs focused in the field of strategic security, for a cash payment of $1,626. The transaction closed on March 21, 2018.

During the fiscal quarter ended February 28, 2018, the Company entered into an irrevocable letter of credit with Great Western Bank for $1,000. The agreement expires December 19, 2018, bears interest at 0.5% over the prime rate, and is secured by a restricted certificate of deposit totaling $1,250 at February 28, 2018. The letter of credit was required by the state of New Mexico in an amount set by the New Mexico Department of Higher Education.

10.
FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair Value

February 28, 2018
Investments:
Restricted certificates of deposit	$0	$1,250	$0	$1,250
Total assets at fair value	$0	$1,250	$0	$1,250

May 31, 2017
Investments:
Certificates of deposit	$0	$4,183	$0	$4,183
Money market accounts included in cash equivalents	9	-	-	9
Total assets at fair value	$9	$4,183	$0	$4,192

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

Fair value of financial instruments: The Company’s financial instruments include cash and cash equivalents, CD’s and money market accounts, receivables and payables. The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments. CD’s and money market accounts are recorded at fair values as indicated in the preceding disclosures.

11.
SEGMENT REPORTING

Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision maker, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.

The Company has two reportable segments: NAU and Other. The NAU segment contains the revenues and expenses associated with the University operations. The Company considers each location to be an operating segment, and they are aggregated into the NAU segment for financial reporting purposes, as the locations have similar economic and other conditions. The Other segment contains primarily real estate. General administrative costs of the Company are allocated to specific divisions of the Company. The following table presents the reportable segment financial information, in thousands:

	Nine months ended February 28, 2018			Nine months ended February 28, 2017
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$53,607	$-	$53,607	$59,872	$-	$59,872
Auxiliary revenue	2,930	-	2,930	3,699	-	3,699
Rental income -- apartments	-	1,049	1,049	-	873	873
Condominium sales	-	455	455	-	-	-
Total revenue	56,537	1,504	58,041	63,571	873	64,444
Operating expenses:
Cost of educational services	19,545	-	19,545	20,594	-	20,594
Selling, general &administrative	43,166	1,467	44,633	46,155	1,073	47,228
Auxiliary expense	2,079	-	2,079	2,694	-	2,694
Cost of condominium sales	-	427	427	-	-	-
(Gain) loss on disposition of			-	-	-	-
property	2,112	(41)	2,071
Loss on lease termination	362	-	362	8	-	8
Total operating expenses	67,264	1,853	69,117	69,451	1,073	70,524
Loss from operations	(10,727)	(349)	(11,076)	(5,880)	(200)	(6,080)
Other income (expense):
Interest income	58	5	63	56	21	77
Interest expense	(628)	-	(628)	(639)	-	(639)
Other (expense) income - net	(49)	144	95	(60)	143	83
Total other (expense) income	(619)	149	(470)	(643)	164	(479)
Loss before income taxes	$(11,346)	$(200)	$(11,546)	$(6,523)	$(36)	$(6,559)

	As of February 28, 2018			As of February 28, 2017
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$31,851	$11,404	$43,255	$46,978	$12,644	$59,622

	Three months ended February 28, 2018			Three months ended February 28, 2017
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total

Revenue:
Academic revenue	$16,923	$-	$16,923	$20,158	$-	$20,158
Auxiliary revenue	955	-	955	891	-	891
Rental income — apartments	-	349	349	-	282	282
Condominium sales	-	-	-	-	-	-
Total revenue	17,878	349	18,227	21,049	282	21,331
Operating expenses:
Cost of educational services	6,234	-	6,234	7,629	-	7,629
Selling, general &administrative	13,386	431	13,817	14,980	341	15,321
Auxiliary expense	686	-	686	591	-	591
Loss on disposition of
property	1,076	-	1,076	2	-	2
Total operating expenses	21,382	431	21,813	23,202	341	23,543
Loss from operations	(3,504)	(82)	(3,586)	(2,153)	(59)	(2,212)
Other income (expense):
Interest income	14	-	14	20	8	28
Interest expense	(211)	-	(211)	(211)	-	(211)
Other (expense) income - net	(40)	48	8	(35)	49	14
Total other (expense) income	(237)	48	(189)	(226)	57	(169)
Loss before income taxes	$(3,741)	$(34)	$(3,775)	$(2,379)	$(2)	$(2,381)

12.
REGULATORY MATTERS

Financial Responsibility Composite Score

To participate in Title IV programs, the U.S. Department of Education (the “Department”) regulations specify that an eligible institution of higher education must satisfy specific measures of financial responsibility prescribed by the Department, or post a letter of credit in favor of the Department and accept other conditions on its participation in Title IV programs. Pursuant to the Title IV program regulations, each eligible institution must satisfy a measure of financial responsibility that is based on a weighted average of the following three annual ratios which assess the financial condition of the institution:

● Primary Reserve Ratio - measure of an institution’s financial viability and liquidity;

● Equity Ratio - measure of an institution’s capital resources and its ability to borrow; and

● Net Income Ratio - measure of an institution’s profitability.

These ratios provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If an institution’s composite score is at least 1.5, it is considered financially responsible. If an institution’s composite score is less than 1.5 but is 1.0 or higher, it is still considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years under the Department’s “zone” alternative. Under the zone alternative, the Department may subject the institution to various operating or other requirements, which may include being transferred from the “advance” method of payment of Title IV program funds to the heightened cash monitoring payment method under which the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds from the Department for the amount of those disbursements, or being transferred to the more onerous reimbursement payment method under which an institution must submit to the Department documentation demonstrating the eligibility for each Title IV disbursement and wait for the Department’s approval before drawing down Title IV funds.

If an institution does not achieve a composite score of at least 1.0, it is subject to additional requirements in order to continue its participation in the Title IV programs, including submitting to the Department a letter of credit in an amount equal to at least ten percent, and at the Department’s discretion up to 50%, of the Title IV funds received by the institution during its most recently completed fiscal year, and being placed on provisional certification status, under which the institution must receive Department approval before implementing new locations or educational programs and comply with other restrictions, including reduced due process rights in subsequent proceedings before the Department.

In addition, under regulations that took effect on July 1, 2016, institutions placed on either the heightened cash monitoring payment method or the reimbursement payment method must pay Title IV credit balances to students and parents before requesting Title IV funds from the Department and may not hold Title IV credit balances on behalf of students or parents, even if such balances are expected to be applied to future tuition payments.

Our audited financial statements for the fiscal years ended May 31, 2017 and May 31, 2016 indicated our composite scores for such fiscal years were 1.8 and 1.8, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements. During the nine months ended February 28, 2018 the Company experienced revenue declines and was in a loss position. If the decline in the Company’s financial position continues, our composite score for the fiscal year ending May 31, 2018 could fall below 1.5.

13.
SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date through the date the consolidated financial statements were issued.

On March 21, 2018, the Company acquired substantially all of the assets of Henley-Putnam University, a for-profit post-secondary educational institution that offers 100% online programs focused in the field of strategic security, for a cash payment of $1,626. Due to the timing of the transaction closure, the Company has not completed the purchase price allocation. On March 23, 2018, the company received $2,252 of its $2,397 income taxes receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new locations and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with accepting students from closed educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on August 4, 2017 and its other filings with the SEC. The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.

Background

The Company owns and operates National American University. NAU is a regionally accredited, proprietary, multi-location institution of higher learning, offering associate, baccalaureate, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; and in higher education. As of February 28, 2018, our operations had 31 locations, across the states of Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas. Distance learning operations and central administration offices operate from Rapid City, South Dakota.

As of February 28, 2018, NAU had 617 students enrolled at its physical locations, 4,617 students for its online programs, and 747 students that attended physical hybrid learning locations and also took classes online. NAU supports the instruction of approximately 2,700 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

During the fiscal quarter ended February 28, 2018, the Company consolidated its operations of the Albuquerque West, Bloomington, Brooklyn Center, Burnsville, Colorado Springs South, Houston, Lewisville, Minnetonka and Watertown locations. In addition, the Wichita West location was closed down as the result of a fire and its ground students transferred to the Wichita location. During the term prior to the consolidation, nearly 100% of the students at the consolidated locations participated in classes exclusively through online delivery. Therefore, the Company expects a reduction of expenses with little impact on revenues as a result of the consolidation.

The real estate operations, Fairway Hills, consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 1% of our revenues for the quarter ended February 28, 2018.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the nine months ended February 28, 2018, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales, and the real estate operations’ rental income. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. During the quarter ended November 30, 2017, we began allowing students to take classes on the 2nd or 3rd month within a term rather than waiting to enroll the following term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term, unless they have already finished sixty percent or more of the term. Auxiliary revenue is recognized as items are sold and is recorded net of any applicable sales tax.

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

We record deferred income for prepaid academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Bad debt expenses as a percentage of revenues for the nine months ended February 28, 2018 and February 28, 2017 were 3.1% and 4.4%, respectively.

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

The following chart is a summary of our student enrollment on February 28, 2018 and February 28, 2017, by degree type and by instructional delivery method.

	February 28, 2018 (Winter 2017-18 Term)		February 28, 2017 (Winter 2016-17 Term)
	Number of Students	% of Total	Number of Students	% of Total	YOY Percent Change
Continuing Ed	-	0.0%	202	2.8%	-100.0%
Doctoral	111	1.9%	98	1.3%	13.3%
Graduate	393	6.6%	386	5.3%	1.8%
Undergraduate & Diploma	5,477	91.5%	6,628	90.6%	-17.4%
Total	5,981	100.0%	7,314	100.0%	-18.2%

All Ground	617	10.3%	1,553	21.2%	-60.3%
All Online	4,617	77.2%	4,834	66.1%	-4.5%
Hybrid	747	12.5%	927	12.7%	-19.4%
Total	5,981	100.0%	7,314	100.0%	-18.2%

The combined enrollment in the doctoral and graduate programs increased 4.1% in the winter term 2018 as compared to the winter term 2017. However, the continuing education programs for students who enroll in one-off courses were eliminated pursuant to our plans to phase out those programs. The undergraduate and diploma programs decreased 17.4% due to lower market demand among our targeted student demographic. The overall 18.2% decline in enrollment was across all course delivery methods. We believe our investment to expand academic programming and our growth strategies will be critical in growing enrollemnt in all segments.

We continue to assist students impacted by schools that have closed or have announced that they are discontinuing enrollments. Over the past year, NAU has enrolled students from other institutions where students have been unable to complete their education. During the fiscal quarter ended November 30, 2017, we entered into a transfer agreement with another institution that allows its former students to begin enrolling with NAU in December 2017. The estimated revenue for this agreement related to the quarter ended February 28, 2018 was approximately $2.1 million. In addition, we are accepting enrollments from students at Canadian institutions as we continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of various Canadian regulatory authorities.

We also plan to continue expanding and developing our academic programming by focusing on our existing locations and potentially making acquisitions. Our ability to maintain or increase enrollment will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which we are able to increase enrollment will be correlated with the number of programs that are developed, and, potentially, the number of locations and programs added through acquisitions.

Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expense, cost of condominium sales, loss on disposition of property, and loss on lease termination. Cost of educational services contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative include the salaries of the student service positions, salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include primarily costs associated with book sales. Cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property represents the income received and the cost incurred in the disposal of assets that are no longer used by us. The loss on lease termination represents excess of amounts paid per lease termination agreements over accrued lease amounts.

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

Seasonality. Our operations are generally subject to seasonal trends. While we enroll students throughout the year, summer and winter quarter new enrollments and revenue are generally lower than enrollments and revenue in other quarters due to the traditional custom of summer breaks and the holiday break in December and January. In addition, we generally experience an increase in enrollments in the fall of each year when most students seek to begin their post-secondary education. We cannot predict at this time the effect on our seasonality due to the monthly start program that began in the quarter ended November 30, 2017.

Results of Operations — Nine Months Ended February 28, 2018 Compared to Nine Months Ended February 28, 2017

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended February 28, 2018 in percentages	Nine Months Ended February 28, 2017 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	33.7	32.0
Selling, general and administrative	76.9	73.3
Auxiliary expense	3.6	4.2
Cost of condominium sales	0.7	0.0
Loss on lease termination	0.6	0.0
Loss on disposition of property	3.6	0.0
Total operating expenses	119.1	109.4
Operating loss	(19.1)	(9.4)
Interest income	0.1	0.1
Interest expense	(1.1)	(1.0)
Other income - net	0.2	0.1
Loss before income taxes	(19.9)	(10.2)
Income tax benefit (expense)	0.5	1.9
Net income attributable to non-controlling interest	(0.1)	(0.1)
Net loss attributable to the Company	-19.5%	-8.4%

For the nine months ended February 28, 2018, our total revenue was $58.0 million, a decrease of $6.4 million or 9.9%, as compared to total revenue of $64.4 million for the same period in 2017. The change was primarily due to a decrease in average enrollments of 18.2% for the nine months ended February 28, 2018 over the prior year partially offset by an increase in average tuition per student. The decrease in average enrollments is due to lower market demand among our targeted student demographic. Our revenue for the nine months ended February 28, 2018 consisted of $56.5 million from our NAU operations and $1.5 million from our other operations.

Total operating expenses were $69.1 million or 119.1% of total revenue for the nine months ended February 28, 2018, which is a decrease of $1.4 million compared to the same period in 2017. Operating loss was $11.1 million or (19.1%) of total revenue for the nine months ended February 28, 2018, compared to $6.1 million for the same period in 2017 or (9.4%) of total revenue. Net loss attributable to the Company was $11.3 million or (19.5%) of total revenue for the nine months ended February 28, 2018 as compared to a net loss attributable to the Company of $5.3 million or (8.4%) of total revenue for the nine months ended February 28, 2017.

Net loss for the nine months ended February 28, 2018 increased by $6.0 million as compared to the same period in 2017 due to $6.4 million lower revenue, a decrease in income tax benefit of $1.0 million from 2017 due to a Company determination that its deferred tax asset will likely not be realized, partially offset by a $1.4 million decrease in operating expenses. The decreases in operating expenses were a result of cost cutting initiatives as a result of continued declining enrollments and consisted of a $0.5 million expense due to reduced instruction and instructional support staff, a $0.5 million decrease in other instructional support costs, a $1.0 million reduction in bad debt expense as a result of reduced revenue and improved collections, and a $2.3 million reduction in selling, general and administrative labor costs. These decreases were partially offset by an increase in loss on impairment and disposition of property due to asset impairments.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended February 28, 2018 in percentages	Nine Months Ended February 28, 2017 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	34.6	32.4
Selling, general and administrative	76.4	72.6
Auxiliary expense	3.7	4.2
Loss on lease termination	0.6	0.0
Loss on disposition of property	3.7	0.0
Total operating expenses	119.0	109.2
Operating loss	(19.0)	(9.2)
Interest income	0.1	0.1
Interest expense	(1.1)	(1.0)
Other income - net	(0.1)	(0.1)
Loss before income taxes and non-controlling interest	(20.1)	(10.2)

Total revenue. The total revenue for NAU for the nine months ended February 28, 2018 was $56.5 million, a decrease of $7.1 million or 11.1% as compared to total revenue of $63.6 million for the same period in 2017. The decrease was primarily due to an average enrollment decrease of 15.2% for the nine months ended February 28, 2018 over the same period in 2017 partially offset by an increase in average tuition per student. The enrollment decrease is due to lower market demand among our targeted student demographic due in part to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the nine months ended February 28, 2018 was $53.6 million, a decrease of $6.3 million or 10.5%, as compared to academic revenue of $59.9 million for the same period in 2017. The decrease was primarily due to lower enrollments over the prior year. The auxiliary revenue for the nine months ended February 28, 2018 was $2.9 million, a decrease of $0.8 million or 20.8%, as compared to auxiliary revenue of $3.7 million for the same period in 2017. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the nine months ended February 28, 2018 decreased $1.1 million, to $19.5 million, as compared to $20.6 million for the same period in 2017. Of this decrease, $0.5 million was due to reduced instruction and instructional support staff due to lower enrollments in certain locations and programs. The remaining $0.5 million decrease was due to decreases in other instructional support costs. The educational services expense as a percentage of total revenue for the nine months ended February 28, 2018, was 34.6%, as compared to 32.4% for the same period in 2017 primarily due to somewhat fixed costs, such as facility expenses, together with a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the nine months ended February 28, 2018 was 76.4%, as compared to 72.6% for the same period in 2017. The selling, general and administrative expenses for the nine months ended February 28, 2018 were $43.2 million, a decrease of $3.0 million or 6.2%, as compared to selling, general and administrative expenses of $46.2 million for the same period in 2017. The decreases were primarily due to a $1.0 million reduction in bad debt expense as a result of reduced revenue and improved collections, a $2.3 million reduction in labor costs as we continue to identify and execute cost-cutting initiatives to better align with the decreasing enrollments, which were partially offset by a $0.3 million increase in other admissions expenses in an effort to recruit new students.

Results of Operations — Three Months Ended February 28, 2018 Compared to Three Months Ended February 28, 2017

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February, 2018 in percentages	Three Months Ended February, 2017 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	34.2	35.8
Selling, general and administrative	75.8	71.8
Auxiliary expense	3.8	2.8
Loss on disposition of property	5.9	0.0
Total operating expenses	119.7	110.4
Operating loss	(19.7)	(10.4)
Interest income	0.1	0.1
Interest expense	(1.1)	(1.0)
Other income - net	0.0	0.1
Loss before income taxes	(20.7)	(11.2)
Income tax benefit	0.5	(0.7)
Net income attributable to non-controlling interest	(0.1)	(0.1)
Net loss attributable to the Company	-20.3%	-11.9%

For the three months ended February 28, 2018, our total revenue was $18.2 million, a decrease of $3.1 million or 14.6%, as compared to total revenue of $21.3 million for the same period in 2017. The decrease was primarily due to the enrollment decrease of 18.2% during the winter quarter 2018 over the winter quarter 2017. The enrollment decreases were the result of economic conditions and lower market demand among our targeted student demographic. Our revenue for the three months ended February 28, 2017 consisted of $17.9 million from our NAU operations and $0.3 million from our other operations.

Total operating expenses were $21.8 million or 119.7% of total revenue for the three months ended February 28, 2018, which is a decrease of $1.7 million compared to the same period in 2017 primarily due to a $2.9 decrease in cost of education and selling, general and administrative expenses, partially offset by a $1.1 million increase in loss on disposition of property. The operating loss was $3.6 million or (19.7%) of total revenue for the three months ended February 28, 2018, which is an increase in operating loss of $1.4 million compared to the same period in 2017 primarily due to a $3.1 million decrease in revenue, partially offset by a $1.7 million reduction in operating expenses.

Net loss attributable to the Company was $3.7 million or (20.3%) of total revenue for the three months ended February 28, 2018, as compared to a net loss attributable to the Company of $2.5 million or (11.9%) of total revenue for the three months ended February 28, 2017. The increase in net loss was primarily due to a decrease in revenue of $3.1 million, partially offset by a $1.7 million reduction in operating expenses and a $0.2 million increase in income tax benefit.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended February, 2018 in percentages	Three Months Ended February, 2017 in percentages

Total revenue	100.0%	100.0%
Operating expenses:
Cost of educational services	34.9	36.2
Selling, general and administrative	74.9	71.2
Auxiliary expense	3.8	2.8
Loss on disposition of property	6.0	0.0
Total operating expenses	119.6	110.2
Operating loss	(19.6)	(10.2)
Interest income	0.1	0.1
Interest expense	(1.2)	(1.0)
Other income - net	(0.2)	(0.2)
Loss before income taxes and non-controlling interest	(20.9)	(11.3)

Total revenue. The total revenue for the three months ended February 28, 2018 was $17.9 million, a decrease of $3.1 million or 15.1%, as compared to total revenue of $21.0 million for the same period in 2017. The decrease was primarily due to an average enrollment decrease of 18.2% for the three months ended February 28, 2018 as compared to the same period in 2017, partially offset by an increase in revenue per student. The enrollment decrease is due to lower market demand among our targeted student demographic due in part to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the three months ended February 28, 2018 was $16.9 million, a decrease of $3.1 million or 16.0%, as compared to academic revenue of $20.2 million for the same period in 2017. The decrease was primarily due to lower enrollments compared to the prior year period. Auxiliary revenue for the three months ended February 28, 2018 was $1.0 million, an increase of $0.1 million or 7.2%, as compared to auxiliary revenue of $0.9 million for the same period in 2017. This increase in auxiliary revenue was primarily related to book sales driven by students who enrolled in the January and February monthly starts. The revenue related to book sales is recognized as books are sold while only a portion of the academic revenue related to the students that started classes in January and February was recognized in the fiscal quarter ended February 28, 2018.

Cost of educational services. The educational services expense for the three months ended February 28, 2018 was $6.2 million, a decrease of $1.4 million, or 18.2% as compared to educational services expense of $7.6 million for the same period in 2017. Of this decrease, $0.8 million was due to reduced instruction and instructional support staff due to lower enrollments in certain locations and programs. The remaining $0.6 million decrease was due to decreases in other instructional support costs. The educational services expense as a percentage of total revenue for the three months ended February 28, 2018 was 34.9%, as compared to 36.2% for the same period in 2017 primarily due to somewhat fixed costs, such as facility expenses, together with a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the three months ended February 28, 2018 was 74.9%, as compared to 71.2% for the same period in 2017. The selling, general and administrative expenses for the three months ended February 28, 2018 were $13.4 million, a decrease of $1.6 million or 10.6%, as compared to selling, general and administrative expenses of $15.0 million for the same period in 2017. The decreases were primarily due to $0.4 million reduction in bad debt expense as a result of reduced revenue and improved collections, a $1.2 million reduction in labor costs and other institutional support costs as we continue to identify and execute cost-cutting initiatives to better align with the decreasing enrollments and needs of the Company.

Liquidity and Capital Resources

Liquidity.  At February 28, 2018 and May 31, 2017, cash, cash equivalents, and marketable investments were $4.6 million and $16.2 million, respectively. For the nine months ended February 28, 2018 and 2017, cash used in operating activities was $6.3 million and $2.3 million, respectively. During the same period, the Company generated revenues of $58 million and $64.5 million and incurred operating expenses of $69.1 million and $70.5 million, respectively. Included within the operating expenses for the nine months ended February 28, 2018 and 2017, are non-cash expenses, related to depreciation and amortization expenses of $3.6 million and $3.9 million, and asset impairment losses of $2.1 million and $0, respectively. Our working capital remains positive at $1.3 million at February 28, 2018.

The decrease in cash, cash equivalents, and marketable investments from May 31, 2017 to February 28, 2018, was primarily due to the cash used in operating activities of $6.3 million, purchases of property and equipment of $1.7 million, and dividend payments of $2.2 million. The decrease in cash, cash equivalents, and marketable investments was also due to entering into an irrevocable letter of credit with Great Western Bank for $1.0 million, which is secured by a restricted certificate of deposit of $1.3 million. The letter of credit was required by the state of New Mexico in an amount set by the New Mexico Department of Higher Education.

We have taken steps to strengthen our cash flow position with focus on improving our enrollment trend and reducing our operating expenses. To improve our enrollment trend, we focused on creating and developing new programs as well as assisting students impacted by schools that have closed or have announced that they are discontinuing enrollments. During the quarter ended February 28, 2018, we signed a transfer contract with Zenith, and the revenue related to this transfer contract (including its related deferred revenue) is approximately $2.1 million. To reduce our operating expenses, we executed cost-cutting initiatives to better align our costs with the decreasing enrollments, and we started to see the reduction in operating costs in the quarter ended February 28, 2018. Total operating expenses were $21.8 million for the three-months ended February 28, 2018, compared to $23.5 million for the three-months ended February 28, 2017. Without taking into considerations the non-cash impairment charge of $1.1 million, we reduced our operating expenses quarter over quarter by approximately $3.0 million. We ceased declaring dividends during the first quarter of fiscal year 2018, and we did not carry out any major capital projects during fiscal year 2018. We also plan on seeking additional financing to help with our cash reserve.

We believe that the actions we have taken to reduce enrollment declines and operating expenses, together with the Company’s existing cash resources, will be sufficient to meet its cash requirements for at least one year after issuance of these financial statements.

There is no assurance, however, that the Company will achieve its enrollment and revenue plans, which would negatively impact its near-term liquidity needs. Further, there is no assurance that the Company will become profitable and generate positive operating cash flow, or that it will be able to obtain additional financing when needed or on terms acceptable to the Company.

Operating Activities. Net cash used in operating activities for the nine months ended February 28, 2018 was $6.3 million, as compared to $2.3 million for the nine months ended February 28, 2017. This increase in cash used in operating activities is primarily due to a $6.0 million increase in net loss, partially offset by an increase in non-cash impairment charges of $1.8 million.

Investing Activities. Net cash provided by investing activities was $1.4 million for the nine months ended February 28, 2018, as compared to $6.3 million of net cash used in investing activities for the nine months ended February 28, 2017. The increase in the cash provided by investing activities was due, in part, to the net sales of US treasury bills and notes, which resulted in net proceeds of $2.9 million in the nine months ended February 28, 2018, as compared to net purchases of US treasury bills and notes of $2.1 million in the nine months ended February 28, 2017. In addition, there was a reduction of $2.1 million in purchases of property and equipment for the nine months ended February 28, 2018, as compared to the same period ended February 28, 2017.

Financing Activities. Net cash used in financing activities was $2.4 million and $3.5 million for the nine months ended February 28, 2018 and February 28, 2017, respectively. The reduction in cash used in financing activities was due to a $1.1 million reduction in dividends paid.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2017 was disclosed in our fiscal year 2017 Annual Report on Form 10-K. During the nine months ended February 28, 2018, there were no material changes to this previously disclosed information with the exception of two lease buy-outs which reduced the total future payments by $1.5 million.

EBITDA

EBITDA consists of loss attributable to the Company plus income from non-controlling interest, minus interest income, plus interest expense, plus income taxes, plus depreciation and amortization. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies and is therefore limited as a comparative measure. Furthermore, as an analytical tool, EBITDA has additional limitations, including that (a) it is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments; (b) it does not reflect changes in, or cash requirements for, our working capital needs; and (c) although depreciation and amortization are non- cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements, or future requirements for capital expenditures or contractual commitments. To compensate for these limitations, we evaluate our profitability by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of cash flows from operations and through the use of other financial measures.

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

The following table provides a reconciliation of net income attributable to the Company to EBITDA (In thousands):

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2018	2017	2018	2017

Net loss attributable to the Company	$(11,312)	$(5,344)	$(3,707)	$(2,536)
Income attributable to non-controlling interest	34	39	15	12
Interest income	(63)	(77)	(14)	(28)
Interest expense	628	639	211	211
Income taxes	(268)	(1,254)	(83)	143
Depreciation and amortization	3,577	3,857	1,137	1,260
EBITDA	$(7,404)	$(2,140)	$(2,441)	$(938)

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

The Company believes inflation has had a minimal impact on results of operations for the three-month period ended February 28, 2018. There can be no assurance that future inflation will not have an adverse impact on operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At February 28, 2018, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

There were no changes to the Company’s internal control over financial reporting during the third fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 13, 2017, the Committee on Education and the Workforce of the U.S. House of Representatives approved legislation to reauthorize the Higher Education Act, as amended (the “HEA”). If enacted in its current form, this legislation would substantially amend the HEA, including but not limited to changes to Title IV programs and provisions governing institutional participation therein. We cannot predict when or whether the full House of Representatives will vote on the legislation, nor when or whether similar legislation will be considered by the U.S. Senate. Furthermore, we cannot predict with any certainty the outcome of the HEA reauthorization process nor the extent to which any legislation, if adopted, could materially affect our business, financial condition, and results of operations.

The Department of Education may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the Department of Education’s assessment of our institutional capability.

On November 1, 2016, the Department of Education published final regulations that among other provisions, establish new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment (“Borrower Defense”) on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. These final regulations (the “Borrower Defense Final Rule”) were published with an effective date of July 1, 2017. On June 15, 2017, the Department of Education announced an indefinite delay to its implementation of the Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. On August 30, 2017, the Department published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee. The notice also announced that this negotiated rulemaking committee would meet for three sessions. The rulemaking committee sessions occurred in November 2017, January 2018, and February 2018. The Department and negotiators failed to reach consensus on a revised rule, and the Department is now expected to issue revised regulations by the summer of 2018, with a final rule issued by November 1, 2018 and taking effect July 1, 2019. We cannot predict with any certainty the extent to which a revised rule may differ from the previously promulgated Borrower Defense Final Rule.

If we do not meet specific financial responsibility standards established by the Department of Education, we may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, or we could lose our eligibility to participate in Title IV programs.

On November 1, 2016, as part of the Borrower Defense Final Rule, the Department of Education adopted final regulations that revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. On June 15, 2017, the Department of Education announced the indefinite delay to its implementation of the Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to revise the rule. On August 30, 2017, the Department published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee. The notice also announced that this negotiated rulemaking committee would meet for three sessions. The rulemaking committee sessions occurred in November 2017, January 2018, and February 2018. The Department and negotiators failed to reach consensus on a revised rule, and the Department is now expected to issue revised regulations by the summer of 2018, with a final rule issued by November 1, 2018 and taking effect July 1, 2019. We cannot predict with any certainty the extent to which a revised rule may differ from the previously promulgated Borrower Defense Final Rule.

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

Under the HEA, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, the concept of “gainful employment” has not been defined in detail. On October 31, 2014, the Department of Education published final regulations to define “gainful employment” which became effective on July 1, 2015. On June 16, 2017, the Department of Education published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the gainful employment regulations. On July 5, 2017, the Department of Education further announced that it is allowing additional time, until July 1, 2018, for institutions to comply with certain disclosure requirements in the gainful employment regulations. On August 30, 2017, the Department published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee. The notice also announced that this negotiated rulemaking committee would meet for three sessions. The rulemaking committee sessions occurred in December 2017, February 2018, and March 2018. The Department and negotiators failed to reach consensus on a revised rule, and the Department is now expected to issue revised regulations by the summer of 2018, with a final rule issued by November 1, 2018 and taking effect July 1, 2019. We cannot predict with any certainty the extent to which a revised rule may differ from the current gainful employment regulations.

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

National American University Holdings, Inc.

Dated: April 6, 2018	By:	/s/ Ronald L. Shape
Ronald L. Shape, Ed. D. President and Chief Executive Officer

By:	/s/ David K. Heflin
David K. Heflin, Ed. D. Chief Financial Officer