Form 10-K
period 2018-05-31
National American University Holdings, Inc.
filed 2018-09-14
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2018
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☑

As of July 31, 2018, there were 24,348,425 shares of Common Stock, $0.0001 par value per share outstanding.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.1 million.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2018 fiscal year) are incorporated by reference into Part III of this Report.

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

Since 2013, increasing numbers of students have been transitioning from ground-based programs to fully online or blended offerings. Multiple locations are evolving to become online support centers as opposed to locations for ground-based programs. These locations use small physical facilities in strategic geographic areas, allowing students to work with staff online or in person for assistance with their educational choices and related services while completing the majority of their coursework online. Working adults and other non-traditional students remain attracted to the flexibility of online programs and the personal attention provided at our physical facilities. As a result, we are realigning our ground-based resources and distance-learning infrastructure to support the growing percentage of students in blended and online offerings, as well as to support our efforts in serving military students and students from closed institutions through formal teach-out and transfer arrangements. As of May 31, 2018, NAU operated 24 locations across the states of Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, and Texas. Distance learning operations and central administration offices operate from Rapid City, South Dakota. During the third quarter of fiscal year 2017, we consolidated three campus-based operations in Texas and Minnesota, realigning them to expand administrative and enrollment services support in key locations of our university system. Simultaneously, we opened locations to serve military students and community college graduates.

In addition to the university operations, NAUH operates a real estate business known as Fairway Hills Developments, or Fairway Hills. The real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Residential Development area of Rapid City, South Dakota. Fairway Hills completed construction on a 24-unit luxury apartment complex in the first quarter of fiscal year 2018.

The university’s enrollment declined from 8,185 students as of May 31, 2016 to 6,703 students as of May 31, 2017, and then decreased to 5,648 students as of May 31, 2018, representing a decrease of approximately 18.1% from 2016 to 2017 and a decrease of 15.7% from 2017 to 2018. Across the system, eight undergraduate locations experienced year-over-year growth; our graduate school achieved 22.7% growth and our doctoral school achieved 13.3% growth in the Spring 2018 Quarter. We believe the decline in student enrollment and revenue is the result of the regulatory scrutiny of the industry and the current economic environment. Over the past year, the rate of decline has slowed and is comparable or better to institutions across the higher education landscape. Similar to our peers, many working adults have chosen not to attend school.

Notwithstanding the unfavorable economic environment, we believe the opportunity exists to increase profit by controlling costs and further leveraging our online offerings and physical locations. During the same periods, total revenue declined from $96.1 million for the fiscal year ended May 31, 2016, to $86.6 million for fiscal year ended May 31, 2017, and then decreased to $77.2 million for the fiscal year ended May 31, 2018, representing annual decreases of 9.9% and 10.9%, respectively. Income before income taxes for the fiscal year ended May 31, 2016 was a loss of $8.2 million, compared to a loss of $7.8 million for the fiscal year ended May 31, 2017, and a loss of $12.3 million for the fiscal year ended May 31, 2018.

Revenue for the NAU segment declined from $95.0 million in fiscal year 2016 to $85.4 million in fiscal year 2017 and decreased to $74.8 million in fiscal year 2018, representing a decrease of 10.1% between 2016 and 2017 and a decrease of 12.5% from 2017 to 2018. Loss before income taxes for the NAU segment was $8.2 million in fiscal year 2016, decreasing to a loss of $7.8 million in fiscal year 2017 and then increasing to a loss of $12.1 million in fiscal year 2018. Total assets for the NAU segment decreased from $60.6 million in fiscal year 2016 to $44.4 million in fiscal year 2017, and decreased to $35.4 million in fiscal year 2018.

Revenue for the Other segment (primarily Fairway Hills), increased from $1.1 million in fiscal year 2016 to $1.2 million in fiscal year 2017 and increased to $2.4 million in fiscal year 2018, representing an increase of 4.5% between 2016 and 2017, and an increase of 108.1% from 2017 to 2018. Income before taxes for this segment went from a loss of $0.02 million in fiscal year 2016 to a gain of $0.02 million in fiscal year 2017 and then decreased to a loss of $0.2 million in fiscal year 2018. Total assets for the Other segment increased from $7.9 million in fiscal year 2016 to $13.2 million in fiscal year 2017 and then increased to $13.4 million in fiscal year 2018.

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

Corporate Information

National American University Holdings, Inc., formerly known as Camden Learning Corporation, was organized under the laws of the State of Delaware on April 10, 2007, as a blank check company to acquire one or more domestic or international assets of an operating business in the education industry. On November 23, 2009, as a result of the merger transaction with Dlorah, Inc., a South Dakota corporation, which owns and operates NAU, Dlorah became our wholly owned subsidiary. For accounting purposes, Dlorah was the acquirer and accounted for the transaction as a recapitalization. Accordingly, the consolidated financial statements included in this annual report on Form 10-K reflect the results of Dlorah. We conduct substantially all of our business and generate substantially all of our revenue through Dlorah. Our primary business is the operation of National American University, which generated 96.9% of our revenue in fiscal year 2018. We also have Fairway Hills, a multi-family residential real estate operation in Rapid City, South Dakota, which generated 3.1% of our revenue in fiscal year 2018. The NAU website is www.national.edu. The information on the website is not incorporated by reference in this Annual Report on Form 10-K. We upload the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on the website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Standardized course design. We employ a standardized curriculum development process to promote consistent, authentic learning experiences in our online courses, and implement this curriculum through blended instructional delivery at the campus locations. We continue to review programs in an effort to ensure they remain consistent, up-to-date and effective in producing the desired student learning outcomes. We also regularly review student survey data to identify opportunities for course modifications and enhancements. NAU has completed implementation and upgrade of BrightSpace by D2L. Upgrades include live chat, texting, live tutoring, and other new tools for faculty-student engagement. In addition, the D2L/Brightspace course room prototype for all 450+ undergraduate and graduate courses has been developed and is being tested by NAU staff, faculty, and students. We have defined a curricular model that evaluates the competencies, learning outcomes, and related assignments and assessments across an academic program. By 2019, all programs and courses should have the ability to be unbundled and offered on a pure competency-based and laddered credential model.

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

Our affiliations with other educational institutions. NAU began offering online academic programs in 1998, and has continually developed expertise in curricula and technology related to online education. We have established a number of affiliations with other educational institutions to provide curriculum development services and technology support services. We also believe NAU provides an appealing opportunity for displaced students of closed schools who seek to continue their education through transfer- and teach-out options.

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

Business Development and Expansion

There has been a fundamental shift in how our student population chooses to engage in their educational pursuits and in response we have expanded our online operations. We will continue to focus on the market for ground based academic programs (such as nursing, surgical technician, medical assistant, etc.) that is delivered in a very focused space. We may continue to consolidate on-ground operations to promote efficiencies and superior service for students. There are several approaches to building the online operations of the university, including integrating online operations in one location, acquiring certain assets of Henley-Putnam University, and expanding our Canadian operations.

NAU has integrated the operations of the Rapid City and Kansas City online operations. This integrated operation is fully functional and is providing stability to the overall online enrollment of the university. We expect this integrated operation will add the necessary capacity to scale and grow our online enrollment population for the foreseeable future.

The asset purchase transaction with Henley-Putnam University closed on March 21, 2018, and the university is working on the integration of programs, students, faculty, and staff into NAU. The acquisition of these assets provides additional, high demand, academic programs and certificates that will be offered through NAU’s Henley Putnam School of Strategic Security, housed under NAU’s College of Military Studies. We will be using traditional marketing networks along with the network that HPU had developed to provide greater exposure to these programs. These programs are offered entirely online.

We also continue to focus on growth in the Canadian operations. The Canadian opportunity allows us the potential to further diversify our holdings and provide a new source of enrollment growth. NAU continues to focus on building the Canadian infrastructure that will support this growth for the foreseeable future. The Canadian operation is provided entirely online.

NAU began offering academic degree and diploma programs online in 1998, through what we refer to as our online campus. We were one of the first regionally accredited universities to be approved by the HLC to offer full degree programs under an Internet-based delivery methodology. We have invested heavily in the creation and evolution of a sophisticated and reliable online delivery system. The online campus has grown as an organizational structure, providing a scope of service consistent with the university’s other campuses. Careful consideration was afforded to preserving the student-centered philosophy of the university while capitalizing on the technological advancements in online delivery. Students can now access all support services, tutoring, library, career services, courses, and program information via their smart phones. In addition, IT has implemented electronic forms, replacing paper-based systems, and has launched auto-population of grades from D2L to CampusVue. NAU conducts virtual graduation that allows for live-streaming of graduates, faculty, and testimonials. The organization of the online campus continues to evolve in response to increasing enrollment and the expanding sphere of quality services available to our students.

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

As of May 31, 2018, we offered the following degree, diploma and certificate programs:

Graduate Degrees	Associate Degrees
Ed. D Community College Leadership	Accounting
Master of Business Administration	Business Administration
Master of Business Administration with:	Business Logistics
● Emphasis in Accounting	Computer Support Specialist
● Emphasis in Aviation Management	Construction Management
● Emphasis in E-Marketing	Criminal Justice
● Emphasis in Health Care Administration	Emergency Medical Services
● Emphasis in Human Resource Management	Health and Beauty Management
● Emphasis in Information Technology Management	Health Information Technology
● Emphasis in International Business	Information Technology
● Emphasis in Management	Management
● Emphasis in Operations and Configuration Management	Medical Administrative Assistant
● Emphasis in Project and Process Management	Medical Assisting
Executive Master of Business Administration	Medical Laboratory Technician
Medical Staff Services Management
Master of Management	Occupational Therapy Assistant
Master of Management with:	Associate of Science in Nursing
● Emphasis in Aviation Management	Paralegal Studies
● Emphasis in Criminal Justice Management	Professional Legal Studies
● Emphasis in E-Marketing	Small Business Management
● Emphasis in Health Care Administration	Surgical Technology
● Emphasis in Higher Education
● Emphasis in Human Resource Management
● Emphasis in Information Technology Management
● Emphasis in Operations and Configuration Management	Diplomas
● Emphasis in Project and Process Management	Accounting and Bookkeeping
Computer Support Specialist
Master of Science in Nursing	Healthcare Coding
Master of Science in Nursing with:	Medical Assisting
● Emphasis in Care Coordination	Medical Billing and Coding
● Emphasis in Education	Network and Server Administrator
● Emphasis in Nursing Administration	Office Applications and Software Support
● Emphasis in Nursing Informatics	Vocational Nursing

Henley-Putnam School of Strategic Studies
Master of Science in Nursing
Master of Science in Nursing with:
● Emphasis in Care Coordination
● Emphasis in Education
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
Energy Management
Health Information Management
Healthcare Management
Information Technology
Information Technology with:
● Emphasis in Applications Development
● Emphasis in Cybersecurity and Forensics
● Emphasis in Database Administration/Microsoft
● Emphasis in Management Information Systems
● Emphasis in Network Management/Microsoft
● Emphasis in Web Development

Bachelor of Science in Nursing

Organizational Leadership
Paralegal Studies
Professional Legal Studies

B.S. Intelligence Management
B.S. Strategic Security and Protection Management
B.S. Intelligence Management
B.S. Terrorism and Counterterrorism Studies
M.S. Intelligence Management
M.S. Strategic Security and Protection Management
M.S. Terrorism and Counterterrorism Studies
D.S.S. Strategic Security
Mid-Level Certificate in Counterterrorism
Senior-Level Certificate in Counterterrorism
Certificate in Intelligence and Terrorism Profiling
Advanced Certificate in Intelligence Collection and Analysis
Certificate in Strategic Intelligence
Mid-Level Certificate in Intelligence Analysis
Senior-Level Certificate in Intelligence Analysis
Advanced Certificate in Physical Security and Risk Assessment
Mid-Level Certificate in Executive Protection
Senior-Level Certificate in Executive Protection
Certificate in Cybersecurity
Certificate in Homeland Security
Advanced Certificate in Security Management
Certificate in Strategic Security Management
Entry-Level Certificate in Counterterrorism
Certificate in Intelligence Collection
Certificate in Intelligence Collection and Analysis
Entry-Level Certificate in Intelligence Analysis
Arabic Certificate
Dari Certificate
Farsi Certificate
French Certificate
Hindi Certificate
Mandarin Chinese Certificate
Portuguese Certificate
Russian Certificate
Spanish Certificate
Urdu Certificate
Certificate in Physical Security and Risk Assessment
Entry-Level Certificate in Executive Protection
Certificate in Security
Certificate in Security Management

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

Affiliations

NAU began offering online academic programs in 1998, and has continually developed expertise in curricula and technology related to online education. We have established a number of affiliations with other educational institutions to provide curriculum development services and technology support services. We also believe NAU provides an appealing opportunity for displaced students of closed schools who seek to continue their education through transfer- and teach-out options.

Associate to Bachelor’s Degree Completion Program

Our associate to bachelor’s degree completion programs, also called the 2 + 2 degree completion programs, are based on strategic affiliations with various higher education institutions in the United States. These programs allow students with an associates degree to transfer into a bachelor’s degree.

Educational and Administrative Sites

The central administration is in Rapid City, South Dakota. We lease our educational, administrative and student services sites from third parties. As of May 31, 2018, we provided educational offerings and support services in the following locations:

State	Address	Approximate Size
Colorado:	8242 S. University Blvd., Suite 100	4,600 sq. ft.
Centennial, CO 80122-3178

	1079 Space Center Dr.	5,500 sq. ft.
Colorado Springs, CO 80915-3612

	1915 Jamboree Dr., Suite 185	9,300 sq. ft.
Colorado Springs, CO 80920-5378

Indiana:	3600 Woodview Trace, Suite 200	16,375 sq. ft.
Indianapolis, IN 46268-3167

Kansas:	10310 Mastin St.	25,500 sq. ft.
Overland Park, KS 66212-5451

	7309 E. 21st St. North, Suite G40	10,100 sq. ft.
Wichita, KS 67206-1179

	801 Campus Drive	1,300 sq. ft.
Garden City, KS 67206-1179

Minnesota:	7801 Metro Parkway, Suite 200	20,400 sq. ft.
Bloomington, MN 55425-1536

	6200 Shingle Creek Parkway, Suite 130	14,300 sq. ft.
Brooklyn Center, MN 55430-2131

	1550 W. Highway 36	14,800 sq. ft.
Roseville, MN 55113-4035

	3906 E Frontage Highway 52 Rd. NW	7,150 sq. ft.
Rochester, MN 55901-0108

	10901 Red Circle Dr., Suite 150	5,200 sq. ft.
Minnetonka, MN 55343-4545

	513 W. Travelers Trail	6,000 sq. ft.
Burnsville, MN 55337-2548

Missouri:	3620 Arrowhead Ave.	18,300 sq. ft.
Independence, MO 64057-1791

	7490 NW 87th St.	16,700 sq. ft.
Kansas City, MO 64153-1934

	401 NW Murray Rd.	7,000 sq. ft.
Lee’s Summit, MO 64081-1425

Nebraska:	3604 Summit Plaza Dr.	9,500 sq. ft.
Bellevue, NE 68123-1065

New Mexico:	4775 Indian School Rd. NE, Suite 200	24,400 sq. ft.
Albuquerque, NM 87110-3976

	10131 Coors Blvd., NW Suite I-01	6,200 sq. ft.
Albuquerque, NM 87114-4045

Oklahoma:	8040 S. Sheridan Rd.	8,600 sq. ft.
Tulsa, OK 74133-8945

South Dakota:	5301 Mount Rushmore Rd. *	99,600 sq. ft.
Rapid City, SD 57701-8931

	1000 Ellsworth St., Suite 2400B	6,700 sq. ft.
Ellsworth AFB, SD 57706-4943

	5801 S. Corporate	22,400q. ft.
Sioux Falls, SD 57108-5027

	925 29th St. SE	4,700 sq. ft.
Watertown, SD 57201-9123

Texas:	13801 Burnet Rd., Suite 300	20,400 sq. ft.
Austin, TX 78727-1281

	6836 Austin Center Blvd, Suite 270	10,300 sq. ft.
Austin, TX 78731-3188

	4522 Fredericksburg Rd., Suite A100	37,343 sq. ft.
San Antonio, TX 78201

	1015 West University Ave. Suite 700	7,170 sq. ft.
Georgetown, TX 78628-5355

	203 West Jasper, Suite 200	2,021 sq. ft.
Killeen, TX 78752

	300 N. Coit Road, Suite 225	4,700 sq. ft.
Richardson, TX 75080-5400

475 State Highway 121 S. By-pass, Suite 150	5,500 sq. ft.
Lewisville, TX 75067-8193

18600 LBJ Freeway	16,800 sq. ft.
Mesquite, TX 75150-5628

11511 Katy Freeway, Suite 200	3,007 sq. ft.
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

Faculty and Other Employees

NAU’s faculty includes full-time and part-time campus-based and online faculty members. Approximately 61% of our current faculty members hold a master’s degree in their respective field and approximately 26% hold a doctoral degree or first professional degree. During fiscal year 2018, the university employed approximately 73 full-time and 666 part-time faculty members; more than 550 faculty members are active each quarter. These numbers reflect an effort by the institution to effectively manage redundant course offerings and to maintain academically sound class sizes. Average class size ranges from less than 8 students on ground to 17 students online depending on the academic program. The average class size system wide is about 13 students per class.

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

In addition to our faculty, as of May 31, 2018, we employed approximately 500 staff and administrative personnel in university services, academic advising and support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with the university.

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

International applicants to the university’s doctoral program must provide evidence of completion of a graduate degree in the form of official transcripts from (i) a regionally accredited institution of higher education in the United States; or (ii) an international higher education institution recognized by the ministry of education or other appropriate government agency and a transcript evaluation from an organization approved by NACES; must complete and submit the International Financial Certification form and attach an original bank statement. International students are required, as part of the application process, to show evidence of sufficient funding during their studies. The amount and source of funds are also shown on the Certificate of Eligibility (I-20) needed to apply for an F-1 visa. In addition, students planning to bring a spouse and/or children are required to show additional funds for those individuals. Applicants must demonstrate proficiency in English through satisfaction of one of the following requirements:

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

International applicants to the university’s master’s programs must provide evidence of completion of a baccalaureate degree in the form of official transcripts from (i) an international higher education institution recognized by the ministry of education or other appropriate government agency and a transcript evaluation from an organization approved by NACES or (ii) a U.S. higher education institution; must complete and submit the International Financial Certification form and attach an original bank statement. International students are required, as part of the application process, to show evidence of sufficient funding during their studies. The amount and source of funds are also shown on the Certificate of Eligibility (I-20) needed to apply for an F-1 visa. In addition, students planning to bring a spouse and/or children are required to show additional funds for those individuals. Applicants must demonstrate proficiency in English through satisfaction of one of the following requirements:

a.        Provide an official TOEFL score report indicating a minimum score of 550 for a paper-based, 213 for a computer-based or 80 for an Internet-based exam (The TOEFL must have been taken within the past two calendar years. Official test scores must be sent from the testing agency to National American University. When ordering TOEFL test results, include the university’s school code of 6464.).

b.        Provide an official IELTS score report with an overall minimum score of 6.0. (The IELTS must have been taken within the past two calendar years. Official test scores must be sent from the testing agency to National American University.)

c.        Provide evidence of completion of two trimesters (or equivalent) of college-level English (excluding ESL courses) with a grade of C or higher at a college or university whose language of instruction is English.

d.        Provide evidence of English language proficiency as deemed appropriate by National American University.

Undergraduate applicants must have graduated from a recognized high school (or the Department of Education or state-required accepted equivalent) or submit an official transcript from an accredited higher education institution in the United States indicating completion of a postsecondary education program of at least two years that is acceptable for full credit toward a bachelor’s degree, with a minimum cumulative grade point average of 2.0. Non-native English speaking applicants must provide an official TOEFL score report indicating a minimum score of 520 for a paper-based, 190 for a computer-based, or 68 for an Internet-based exam; or provide an official Test of English for International Communication (TOEIC) score report indicating a minimum score of 750 (not applicable to student enrolled in the nursing program); or provide an official IELTS score report with an overall minimum score of 5.; or provide evidence of completion of two semesters (or the equivalent) of college-level English (excluding ESL courses) with a grade of “C” or higher at an accredited college or university whose language of instruction is English; or provide evidence of English language proficiency by completing the Accuplacer ESL English assessment exam with minimum scores or 102 or higher in reading, 100 or higher in sentence meaning, 95 or higher in language usage and 5 or higher in writing sample.

Enrollment

Enrollments have decreased from 6,703 students as of May 31, 2017 to 5,648 students as of May 31, 2018, representing an annual decrease of approximately 15.7% mainly as a result of a decrease in undergraduate and diploma students. As of May 31, 2018, we had 4,342 students enrolled in our online programs, 724 students enrolled on-campus, and 582 students enrolled through our hybrid learning centers. The average age of our students is approximately 36 years.

The following is a summary of our student enrollment at May 31, 2018, and May 31, 2017, by degree type and by instructional delivery method:

	May 31, 2018 (Spring '18 Qtr)		May 31, 2017 (Spring '17 Qtr)
	Number of Students	% of Total	Number of Students	% of Total	% Change for same quarter over prior year

Continuing Ed	59	1.0%	170	2.5%	-65.3%
Doctoral	111	2.0%	98	1.5%	13.3%
Graduate	449	8.0%	366	5.4%	22.7%
Undergraduate and Diploma	5,029	89.0%	6,069	90.5%	-17.1%
Total	5,648	100.0%	6,703	100.0%	-15.7%

On-Campus	724	12.8%	1,309	19.5%	-44.7%
Online	4,342	76.9%	4,691	70.0%	-7.4%
Hybrid	582	10.3%	703	10.5%	-17.2%
Total	5,648	100.0%	6,703	100.0%	-15.7%

Continuing Ed, Doctoral, Grad	619		634		-2.4%

Tuition and Fees

Our tuition rates vary by educational site. Total tuition varies based upon several factors, including the number of credit hours for each program, the degree level of the program, and geographic location.

Our students finance their education through a variety of sources, including government sponsored financial aid, private and NAU provided scholarships, employer provided tuition assistance, veteran’s benefits, private loans, and cash payments. A substantial portion of our students rely on funds received under various government sponsored student financial aid programs, predominately Title IV programs. In the fiscal years ended May 31, 2018, 2017, and 2016, approximately 82.1%, 82.6%, and 86.8%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In the future, we expect to continue the current initiatives to increase revenue from sources other than Title IV programs, such as continuing education programming that is not eligible for Title IV program funding.

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

To service our online teaching, we utilize Desire2Learn TM, or D2L, an Internet-based learning management system. The features of this product include content display and organization, synchronous and asynchronous chat, private messaging, quizzing, student surveys and assignment submission and student tracking and grading. The system is used to present online courses to both domestic and international students. In collaboration with the IT team, academic leaders have developed and launched or will launch three new cloud-based comprehensive service points for math, writing, career, and library support—as well as student support 24/7.

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

Real Estate Operations

Fairway Hills, the real estate operations, conducts business through various projects and associations, including Fairway Hills I and II, Park West, Vista Park, Fairway Hills Park and Recreational Association, the Vista Park Homeowners’ Association and the Park West Homeowners’ Association. Fairway Hills I and Fairway Hills II are apartment buildings consisting of a total of 52 rental units, referred to as Doral Apartments, of which 98% were leased as of May 31, 2018. Park West originally consisted of 48 apartment units and is owned by a partnership that is 50% owned by the Company and 50% owned by members of the Buckingham family (including Robert Buckingham, chairman of our board of directors, and his siblings and the spouses and estates of his siblings). Two of the original Park West apartments were combined into one large unit and later sold. Four additional apartments were sold, resulting in 42 rental apartments. Park West is 98% leased as of May 31, 2018. Vista Park consists of 24 total condominium units of which a total of 21 had been sold as of May 31, 2018. Prices for Vista Park condominium units start at approximately $215,000. Early in the fiscal year ended May 31, 2018, Fairway Hills completed construction on a 24-unit luxury apartment complex referred to as Arrowhead View, of which all 24 units were under lease as of May 31, 2018.

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

We are required by the Higher Education Act to be authorized by applicable state educational agencies in South Dakota and other states where we are physically located to participate in Title IV programs. On December 19, 2016, the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The Department of Education would recognize authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. The final regulations also require that foreign additional locations and branch campuses be authorized by the appropriate foreign government agency and, if at least 50% of a program can be completed at the location/branch, be approved by the institution’s accrediting agency and be reported to the state where the main campus is located. The final regulations also require institutions to: document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. The final regulations regarding state authorization for foreign locations of domestic institutions became effective July 1, 2018. On June 29, 2018, the Department of Education delayed the effective date of these final regulations with respect to distance education from July 1, 2018, to July 1, 2020. See “Regulatory Matters – Regulation of Federal Student Financial Aid Programs – State Authorization.”

In addition, in recent years several states have voluntarily entered into State Authorization Reciprocity Agreements (“SARA”) that establish standards for interstate offering of postsecondary distance education courses and programs. If an institution’s home state participates in SARA and authorizes the institution to provide distance education in accordance with SARA standards, then the institution need not obtain additional authorizations for distance education from any other SARA member state. The SARA participation requirements and process are administered by the four regional higher education compacts in the United States (the Midwestern Higher Education Compact, the New England Board of Higher Education, the Southern Regional Education Board and the Western Interstate Commission for Higher Education) and are overseen by the National Council for State Authorization Reciprocity Agreements. NAU is approved to participate in SARA, through the SARA Coordinator of the South Dakota Board of Regents as a state portal agency with its most recent approval effective from April 20, 2018 through April 19, 2019.

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

In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the HLC at the institutional level, we also had the following specialized accreditations as of May 31, 2018:

Specialized or Programmatic Accreditation or Approval	Accrediting or Approving Body
Selected Business Degree Programs (Associate of Applied Science, Bachelor of Science, Master of Management, Master of Business Administration degrees)	International Assembly for Collegiate Business Education

Medical Laboratory Technician (Kansas City [Zona Rosa], Missouri campus)	National Accrediting Agency for Clinical Laboratory Sciences

Health Information Technology (online program) Management	Commission on Accreditation for Health Informatics and Information

Invasive Cardiovascular Technology (Austin, Texas campus)	Commission on Accreditation of Allied Health Education Programs on the recommendation of the Joint Review Committee on Education in Cardiovascular Technology

Medical Assisting (Albuquerque, New Mexico;Georgetown and Mesquite, Texas; Bellevue, Nebraska;Rochester and Roseville, Minnesota; Colorado Springs, and Centennial, Colorado; Independence, Kansas City [Zona Rosa], Missouri; Overland Park, and Wichita, Kansas; Sioux Falls, South Dakota; Tulsa, Oklahoma, campuses)
Commission on Accreditation of Allied Health Education Programs on the recommendation of the Medical Assisting Education Review Board

Occupational Therapy Assistant (Centennial, Colorado. and Independence, Missouri. campuses)	Accreditation Council for Occupational Therapy Education

Paralegal Studies (Rapid City and Sioux Falls, South Dakota; Roseville, Minnesota, campuses)	American Bar Association

Pharmacy Technician (Roseville, Minnesota;Independence, Missouri. campuses)	American Society of Health-System Pharmacists

Surgical Technology (Overland Park and Wichita, Kansas; Tulsa, Oklahoma, campuses)	Accrediting Bureau of Health Education Schools

Veterinary Technology (Rapid City, South Dakota campus)	Committee on Veterinary Technician Education and Activities

Associate of Science Nursing Program (Kansas City [Zona Rosa], Missouri campus	Missouri Board of Nursing Full Approval

Bachelor of Science in Nursing Program (Albuquerque, New Mexico campus)	New Mexico Board of Nursing Full Approval

Bachelor of Science in Nursing Program (Rapid City, and Sioux Falls, South Dakota. campuses)	South Dakota Board of Nursing Interim Approval

Bachelor of Science in Nursing Program (Austin, Texas campus)	Texas Board of Nursing Initial Approval

Bachelor of Science in Nursing and Licensed Practical Nurse Bridge to Bachelor of Science in Nursing Program (Overland Park, and Wichita, Kansas. campuses)	Kansas State Board of Nursing Approval

Bachelor of Science and Master of Science in Nursing Programs	Commission on Collegiate Nursing Education Initial Accreditation

Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning)	South Dakota Board of Nursing Approval

Pre- and Post-licensure baccalaureate degree programs in nursing (Distance Learning) (all states except Tennessee)	Commission on Collegiate Nursing Education Initial Accreditation

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

In recent years, various pieces of legislation have been proposed in Congress that, if adopted, would affect our business. For example, from time to time, legislation is introduced to make a proprietary institution ineligible to participate in Title IV programs if it derives more than 85% of its revenues from federal funds, including Title IV programs, revenues from the GI Bill and Department of Defense Tuition Assistance funds. Some legislation would also prohibit proprietary institutions, including us, from using federally-derived funds for marketing, advertising and recruiting expenses. This and similar proposals could be used as a basis of discussion during the reauthorization of the Higher Education Act.

On December 13, 2017, the U.S. House of Representatives Committee on Education and the Workforce approved legislation to reauthorize the Higher Education Act. If enacted in its current form, this legislation would substantially amend the HEA, including changes to Title IV programs and provisions governing institutional participation therein. We cannot predict when or whether the full House of Representatives will vote on the legislation, nor when or whether similar legislation will be considered by the U.S. Senate. Any actions that change the requirements for our participation in Title IV programs or the amount of student financial aid for which our students are eligible could negatively impact our business.

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

We cannot predict whether further focus on military tuition assistance will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which our students are eligible, our enrollments, revenues and results of operation could be materially affected.

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

On November 1, 2016, the Department of Education published final regulations that, among other provisions, establish new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment (“Borrower Defense”) on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. These final regulations (the “2016 Borrower Defense Final Rule”) were published with an effective date of July 1, 2017. Among other topics, the 2016 Borrower Defense Final Rule establishes permissible borrower defense claims for discharge, procedural rules under which claims will be adjudicated, time limits for borrowers’ claims, and guidelines for recoupment by the Department of Education of discharged loan amounts from institutions of higher education. The 2016 Borrower Defense Final Rule also prohibits schools from using any pre-dispute arbitration agreements, prohibits schools from prohibiting relief in the form of class actions by student borrowers, and invalidates clauses imposing requirements that students pursue and internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, the 2016 Borrower Defense Final Rule describes the threshold for loan repayment rates that will require specific disclosures to current and prospective students and the applicable loan repayment rate methodology. The 2016 Borrower Defense Final Rule also establishes important new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. For example, certain events would automatically trigger the need for a school to obtain a letter of credit, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock the school failed to timely file a required annual or quarterly report with the SEC or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would require a recalculation of an institution’s composite score of financial responsibility including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner’s equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated group on whose basis the composite score was calculated. The 2016 Borrower Defense Final Rule also sets forth events that are discretionary triggers for letters of credit, meaning that if any of them occur, the Department of Education may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The 2016 Borrower Defense Final Rule provides that if an institution fails to meet the composite score requirement for longer than three years under provisional certification, the Department of Education may mandate additional financial protection from the institution or any party with "substantial control" over the institution. Such parties with "substantial control" must agree to jointly and severally guarantee the Title IV liabilities of the institution at the end of the three-year provisional certification period. Under current regulations, a party may be deemed to have "substantial control" over an institution if, among other factors, the party directly or indirectly holds an ownership interest of 25% or more of an institution, or is a member of the board of directors, a general partner, the chief executive officer or other executive officer of the institution.

On June 15, 2017, the Department of Education announced an indefinite delay to its implementation of the 2016 Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. On August 30, 2017, the Department of Education published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee, and on October 24, 2017, the Department of Education promulgated an interim final rule under which the effective date of most substantive provisions of the 2016 Borrower Defense Final Rule were delayed until July 1, 2019. The negotiated rulemaking committee sessions occurred in November 2017, January 2018, and February 2018, during which the Department of Education and negotiators failed to reach consensus on a revised regulation. Additionally, on July 6, 2017, the attorneys general of 18 states and the District of Columbia filed suit against the Department of Education claiming that its delay of the 2016 Borrower Defense Final Rule violated applicable law, including the Administrative Procedure Act. On September 12, 2018, the U.S. District Court for the District of Columbia issued a decision concluding that the above-described delay of the 2016 Borrower Defense Final Rule was improper. The Court further ordered additional oral argument on the matter of remedies, and thus has not yet entered or finalized a remedial order in connection with its decision. The Department of Education may appeal the court’s decision and any subsequent remedial order. We therefore cannot predict with any certainty the final outcome or impact of this litigation.

On July 31, 2018, the Department of Education published in the Federal Register a proposed rule (the “2018 Borrower Defense Proposed Rule”) which would replace most substantive provisions of the 2016 Borrower Defense Final Rule. The 2018 Borrower Defense Proposed Rule would establish a federal standard for individual borrowers to raise as a defense to repaying loans disbursed on or after July 1, 2019. This proposed regulation would permit borrowers to challenge repayment of loans based on misrepresentation, defined to include acts or omissions by an institution which are false, misleading or deceptive, and which are made with knowledge of their falsity, deception, or misleading nature, or with reckless disregard for the truth. The 2018 Borrower Defense Proposed Rule seeks comment as to whether such a defense may be raised affirmatively or may only arise defensively, out of a collection action. The proposed regulation also would establish a five-year window following a final decision on borrower defense for the Department of Education to seek recoupment from an institution. The 2018 Borrower Defense Proposed Rule would permit schools to use class-action waivers and pre-dispute arbitration agreements, but would require schools to provide additional disclosures and borrower counseling when including such provisions in enrollment agreements. The 2018 Borrower Defense Proposed rule also sets forth automatic and discretionary triggers under which the Department of Education may require the school to provide a letter of credit, cash, or other form of surety, or may agree to provide surety through an offset of future Title IV funds for a six-to-twelve month period. For example, certain events would automatically trigger the need for a school to obtain a letter of credit or other surety, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would require a recalculation of an institution’s composite score of financial responsibility including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner’s equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated group on whose basis the composite score was calculated; or for any institution, the incursion of a borrower defense liability which reduces the institution’s composite score to under 1.0. The 2018 Borrower Defense Proposed Rule also sets forth events that are discretionary triggers for letters of credit or other forms of surety, meaning that if any of them occur, the Department of Education may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The 2018 Borrower Defense Proposed Rule also includes provisions regarding the treatment of operating leases in the financial responsibility composite score methodology, would more specifically define and require disclosures concerning the composite score’s inclusion of debt obtained for long-term purposes, and would revise limited aspects of the composite score formula to account for changes in accounting terminology. Following a 30-day public comment period, the Department of Education is expected to issue a final rule by November 1, 2018, taking effect July 1, 2019. We cannot predict the extent to which that final rule may differ from the 2018 Borrower Defense Proposed Rule, or may differ from the previously promulgated 2016 Borrower Defense Final Rule, or the impact that any such revised rule might have on our business.

On December 19, 2016, the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The Department of Education would recognize authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. The final regulations also require that foreign additional locations and branch campuses be authorized by the appropriate foreign government agency and, if at least 50% of a program can be completed at the location/branch, be approved by the institution’s accrediting agency and be reported to the state where the main campus is located. The final regulations would also require institutions to: document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. The final regulations regarding state authorization for foreign locations of domestic institutions became effective July 1, 2018. On June 29, 2018, the Department of Education delayed the effective date of these final regulations with respect to distance education from July 1, 2018, to July 1, 2020. We cannot predict with certainty the impact that such regulations might have on our business.

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

In January 2017, the Department of Education issued to institutions final debt-to-earnings rates for the first gainful employment debt measurement year. Two of our programs, both of which are no longer enrolling students, were determined to be failing programs under those debt-to-earnings rates. Five of our programs, one of which is no longer enrolling students, were determined to be “zone” programs under those rates. We continue to evaluate making changes to our educational program offerings as a result of gainful employment regulations. Effective September 6, 2017, we have suspended enrollment in the Associates of Applied Science in Veterinary Technology program and plan to phase out the program by August 31, 2018. Effective June 6, 2017, we also suspended enrollments in the Associates in Medical Assisting and plan to phase out the program by August 31, 2019.

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

On June 16, 2017, the Department of Education published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the gainful employment regulations. On August 30, 2017, the Department of Education published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee, and announced that this committee would meet for three sessions. The sessions occurred in December 2017, February 2018, and March 2018. The Department of Education and negotiators failed to reach consensus on a revised rule, and on August 14, 2018, the Department of Education published in the Federal Register a proposed rule (the “Gainful Employment Proposed Rule”) which, if enacted as a final rule, would rescind the current gainful employment regulations applicable to all of our educational programs. Among other things, the Gainful Employment Proposed Rule would remove from the Department of Education’s regulations the debt-to-earnings metric calculations for our programs, and sanctions and alternate earnings appeals related to those calculations, and related reporting, disclosure, and certification requirements. In the Gainful Employment Proposed Rule, the Department of Education also seeks comment on whether all institutions participating in the federal student financial aid programs should be required to disclose net price, completion rates, withdrawal rates, program size, graduate eligibility for state licensure, or any other items currently required under the gainful employment regulations. Following a 30-day public comment period, the Department of Education is expected to issue a final rule by November 1, 2018, taking effect July 1, 2019. We cannot predict the extent to which that final rule may differ from the Gainful Employment Proposed Rule, or may differ from the current gainful employment regulations, or the impact that any such revised rule might have on our business.

On July 5, 2017, the Department of Education announced that it would allow additional time, until July 1, 2018, for institutions to comply with certain disclosure requirements in the gainful employment regulations. On June 15, 2018, the Department of Education further announced that it would allow additional time, until July 1, 2019, for institutions to comply with those disclosure requirements. Continued compliance with the gainful employment regulations could increase our cost of doing business, reduce our enrollments and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In April 2017, a former NAU employee filed a qui tam suit against NAU, NAUH, and Dlorah, Inc., alleging certain violations of the Higher Education Act and Title IV program requirements, including alleged misrepresentations to a programmatic accrediting agency, alleged miscalculating its percentage of revenues derived from Title IV program funds under the 90/10 Rule, and alleged noncompliance with the incentive compensation prohibition.  The U.S. government decided to not intervene in the lawsuit at that time, and the complaint was then unsealed by the court in January 2018, with an amended complaint being filed on April 24, 2018. The U.S. government reserved the right to intervene at a later time.  The case is styled U.S. ex rel. Brian Gravely v. National American University, et al., No. 5:17-cv-05032-JLV, and remains pending in the U.S. District Court for the District of South Dakota.  NAU, NAUH, and Dlorah, Inc., have filed an answer to the amended complaint, deny any legal wrongdoing or liability.  We cannot predict the outcome of this litigation, nor its ability to harm our reputation, impose litigation costs, or materially adversely affect our business, financial condition, and results of operations.

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

As described above under “Changes in Department of Education Regulations,” the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. The final regulations regarding state authorization for foreign locations of domestic institutions became effective July 1, 2018. On June 29, 2018, the Department of Education delayed the effective date of these final regulations with respect to distance education from July 1, 2018, to July 1, 2020. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by state. Independent of this matter of federal regulation, several states have jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state. The institution may be enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state educational agency law, regulation, or policy, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained or are currently in the process of obtaining approvals or exemptions that we believe are necessary because they may constitute a presence requiring state licensure or authorization based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. In recent years several states have voluntarily entered into State Authorization Reciprocity Agreements (“SARA”) that establish standards for interstate offering of post-secondary distance education courses and programs. If an institution’s home state participates in SARA and authorizes the institution to provide distance education in accordance with SARA standards, then the institution need not obtain additional authorizations for distance education from any other SARA member state. The SARA participation requirements and process are administered by the four regional higher education compacts in the United States (the Midwestern Higher Education Compact, the New England Board of Higher Education, the Southern Regional Education Board and the Western Interstate Commission for Higher Education) and are overseen by the National Council for State Authorization Reciprocity Agreements. NAU is approved to participate in SARA, through the SARA Coordinator of the South Dakota Board of Regents as a state portal agency with its most recent approval effective April 20, 2018 through April 19, 2019.

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

Eligibility and certification procedures. Each institution must apply periodically to the Department of Education for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. An institution may also come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location, adding a new educational program, or modifying the academic credentials it offers. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the school’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school, or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. Our current certification to participate in the Title IV programs, which is not provisional, became effective in June 2013 and extends through March 31, 2019.

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

If an institution’s composite score is less than 1.5 but is 1.0 or higher, it is still considered financially responsible, and the institution may continue to participate in the Title IV programs as a financially responsible institution for up to three years under the Department of Education’s “zone” alternative. Under the zone alternative, the Department of Education may subject the institution to various operating or other requirements, which may include complying with additional Department of Education monitoring requirements, agreeing to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance funding arrangement, such as the reimbursement method of payment or heightened cash monitoring, or complying with or accepting other limitations on the institution’s ability to increase the number of programs it offers or the number of students it enrolls.

If an institution does not achieve a composite score of at least 1.0, it is subject to additional requirements in order to continue its participation in the Title IV programs, including submitting to the Department of Education a letter of credit in an amount equal to at least ten percent, and at the Department of Education’s discretion up to 50%, of the Title IV funds received by the institution during its most recently completed fiscal year, and being placed on provisional certification status, under which the institution must receive Department of Education approval before implementing new locations or educational programs and comply with other restrictions, including reduced due process rights in subsequent proceedings before the Department of Education.

In addition, under regulations that took effect on July 1, 2016, institutions placed on either the heightened cash monitoring payment method or the reimbursement payment method must pay Title IV credit balances to students or parents before requesting Title IV funds from the Department of Education and may not hold Title IV credit balances on behalf of students or parents, even if such balances are expected to be applied to future tuition payments.

Our audited financial statements for the fiscal year ended May 31, 2017 indicated our composite scores was 1.8, which is sufficient to be deemed financially responsible under the Department of Education’s requirements. Our audited financial statements for the fiscal year ended May 31, 2018 indicate our composite score is 1.3. This score is subject to a final determination by the Department of Education once it receives and reviews our consolidated audited financial statements for the 2018 fiscal year, but we believe it is likely that the Department of Education will determine that our institutions are “in the zone” and that we will be required to operate under the “zone alternative” requirements as well as any other requirements that the Department of Education might impose in its discretion. If we are unable to meet the minimum composite score or to comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then our students could lose their access to Title IV program funding.

Additionally, as part of the 2016 Borrower Defense Final Rule, the Department of Education revised its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. Similarly, the 2018 Borrower Defense Proposed Rule includes various actions and events that would require institutions to provide additional surety, including irrevocable letters of credit. For additional information regarding this proposed rule, see “Item 1 – Business – Regulatory Matters –Changes in Department of Education Regulations.”

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

Using the Department of Education’s formula under the 90/10 Rule, for the 2018, 2017 and 2016 fiscal years, we derived approximately 82.1%, 82.6% and 86.8%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues NAU receives from Title IV programs, which could make it more difficult for us to satisfy the 90/10 Rule. In addition, economic downturns that adversely affect students’ employment circumstances could also increase their reliance on Title IV programs. Furthermore, from time to time, legislation is introduced that would make a proprietary institution ineligible to participate in Title IV programs if it derives more than 85% of its revenues from federal funds, including Title IV programs, revenues from the GI Bill and Department of Defense Tuition Assistance funds. We are exploring the feasibility of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds. Among other things, we expect to expand our non-Title IV education programming.

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

The Department of Education generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September. Our official cohort default rates for federal fiscal years 2014 and 2013 are 24.1% and 23.4%, respectively. The draft cohort rate for federal fiscal year 2015 is 23.7%.

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

Data privacy and protection of personal information. The Family Educational Rights and Privacy Act of 1974, or FERPA, and the Department of Education’s FERPA regulations require educational institutions to protect the privacy of students’ educational records by limiting an institution’s disclosure of a student’s personally identifiable information without the student’s prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right and to maintain records in each student’s file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the Department of Education may require corrective actions by the institution or may terminate an institution’s receipt of further federal funds. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, a federal law designed to protect consumers’ personal financial information held by financial institutions and other entities that provide financial services to consumers. GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the Federal Trade Commission, or FTC, and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use and disclosure of student information. The institution must also comply with the FTC Red Flags Rule, a section of the federal Fair Credit Reporting Act, that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts. Possession and use of personal information in our operations also subjects us to various U.S. state regulatory requirements with respect to such information. Moreover, certain of our operations may involve the collection of personal information from individuals outside the U.S., which may render us subject to global privacy and data security laws. For example, the European Union General Data Protection Regulation (“GDPR”), which became enforceable May 25, 2018, contains a number of requirements that are different from or exceed those in U.S. federal and state privacy and data security laws. The GDPR may apply to certain of our operations. Were it to apply and if we were out of compliance, there is the potential for administrative, civil, or criminal liability with significant monetary penalties as well as reputational harm to us and our employees.

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

On July 21, 2017, we entered into an agreement to acquire substantially all of the assets of Henley-Putnam University (“H-PU”), a for profit, postsecondary educational institution that offers 100% online programs focused in the field of strategic security. The transaction, which closed on March 21, 2018, did not contemplate the continued operation of HPU as a stand-alone postsecondary institution following the closing of the transaction. Rather, upon the closing of the transaction, HPU’s educational programs became part of NAU’s degree and certificate program offerings. Subsequent to the transaction closing date, we were granted approval from the Department of Education in order to disburse Title IV program funds to students in the acquired programs.

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

For our fiscal year ended May 31, 2018, we derived approximately 82.1% of our revenues (calculated on a cash basis) from federal student financial aid programs, known as Title IV programs, administered by the United States Department of Education, or the Department of Education. A significant percentage of our students rely on the availability of Title IV program funds to finance their cost of attending NAU. To participate in Title IV programs, a postsecondary institution must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, NAU’s operations and programs are regulated by other state education agencies and additional accrediting commissions. We are subject to extensive regulation by the education agencies of multiple states, the HLC, which is our institutional accrediting commission, various specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs and change our ownership structure.

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

Political and budgetary concerns significantly affect Title IV programs. The Higher Education Act of 1965, as amended (the “HEA”), which is a federal law that governs Title IV programs, must be periodically reauthorized by Congress and was most recently reauthorized in August 2008. Congress also must determine funding levels for Title IV programs on an annual basis and can change the laws governing Title IV programs at any time. Apart from Title IV programs, eligible veterans and military personnel may receive educational benefits for the pursuit of higher education. A reduction in federal funding levels for Title IV programs, or for programs providing educational benefits to veterans and military personnel, could reduce the ability of some students to finance their education. We cannot predict with certainty the nature of any new regulatory requirements, other future revisions to the law or funding levels for Title IV programs. Because a significant percentage of our revenue is and is expected to be derived from Title IV programs, any action by Congress that significantly reduces Title IV program funding or the ability of us or our students to participate in Title IV programs could have a material effect on our enrollments, business, financial condition and results of operations. Congressional action also may require us to modify our practices in ways that could increase administrative costs and reduce profit margins, which could have a material effect on our business, financial condition, and results of operations.

If Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, such as private sources. We cannot provide assurance that one or more private organizations would be willing or able to provide sufficient loans to students attending one of our schools or programs, or that the interest rate and other terms of such loans would be as favorable as Title IV program loans or acceptable to our students or that such private sources would be adequate to replace the full amount of the reduction in Title IV program funding. Therefore, even if some form of private financing sources becomes available, our enrollment could be materially affected. In addition, private organizations could require us to guarantee all or part of this assistance resulting in additional costs to us. If we were to provide more direct financial assistance to our students, we would assume increased credit risks and incur additional costs, which could have a material effect on our business, financial condition, and results of operations.

On December 13, 2017, the Committee on Education and the Workforce of the U.S. House of Representatives approved legislation to reauthorize the HEA. If enacted in its current form, this legislation would substantially amend the HEA, including changes to Title IV programs and provisions governing institutional participation therein. We cannot predict when or whether the full House of Representatives will vote on the legislation, nor when or whether similar legislation will be considered by the U.S. Senate. Furthermore, we cannot predict with any certainty the outcome of the HEA reauthorization process nor the extent to which any legislation, if adopted, could materially affect our business, financial condition, and results of operations.

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

The Department of Education certification to participate in Title IV programs lasts a maximum of six years, and institutions are required to seek recertification from the Department of Education on a regular basis to continue their participation in Title IV programs. An institution must also apply for recertification by the Department of Education if it undergoes a change in control, as defined by Department of Education regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Generally, the recertification process includes a review by the Department of Education of the institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The Department of Education could limit, suspend or terminate an institution’s participation in Title IV programs for violations of the Higher Education Act or Title IV regulations. Our current certification to participate in the Title IV programs became effective in June 2013 and extends through March 31, 2019. There can be no assurance that the Department of Education will recertify us after our current period of certification or that it would not impose restrictions in connection with any such recertification. In addition, the Department of Education may take emergency action to suspend our certification without advance notice if it receives reliable information that we are violating Title IV requirements and it determines that immediate action is necessary to prevent misuse of Title IV funds. If the Department of Education does not renew or withdraws our certification to participate in Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom it could disburse such funds or impose other restrictions. Any of these outcomes could have a material effect on NAU’s enrollments and our business, financial condition and results of operations.

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

On December 19, 2016, the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. These final regulations, which became effective July 1, 2018, are further described in See “Item 1 – Business – Regulation of Federal Financial Aid Programs – State Authorization.” Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practice or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained approvals or exemptions, or are currently in the process of obtaining such approvals or exemptions, that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. In recent years several states have voluntarily entered into State Authorization Reciprocity Agreements (“SARA”) that establish standards for interstate offering of post-secondary distance education courses and programs. If an institution’s home state participates in SARA and authorizes the institution to provide distance education in accordance with SARA standards, then the institution need not obtain additional authorizations for distance education from any other SARA member state. The SARA participation requirements and process are administered by the four regional higher education compacts in the United States (the Midwestern Higher Education Compact, the New England Board of Higher Education, the Southern Regional Education Board and the Western Interstate Commission for Higher Education) and are overseen by the National Council for State Authorization Reciprocity Agreements. NAU is approved to participate in SARA, through the SARA Coordinator of the South Dakota Board of Regents as a state portal agency with its most recent approval effective from April 20, 2018 through April 19, 2019.

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

On November 1, 2016, the Department of Education published final regulations that among other provisions, establish new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. These final regulations (the “2016 Borrower Defense Final Rule”) were published with an effective date of July 1, 2017. Among other topics, the 2016 Borrower Defense Final Rule establishes permissible borrower defense claims for discharge, procedural rules under which claims will be adjudicated, time limits for borrowers’ claims, and guidelines for recoupment by the Department of Education of discharged loan amounts from institutions of higher education. The 2016 Borrower Defense Final Rule also prohibits schools from using any pre-dispute arbitration agreements, prohibits schools from prohibiting relief in the form of class actions by student borrowers, and invalidates clauses imposing requirements that students pursue an internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, the 2016 Borrower Defense Final Rule describes the threshold for loan repayment rates that will require specific disclosures to current and prospective students and the applicable loan repayment rate methodology. The 2016 Borrower Defense Final Rule also establishes important new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. For example, certain events would automatically trigger the need for a school to obtain a letter of credit, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would will require a recalculation of an institution’s composite score of financial responsibility, including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner's equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated entity group on whose basis the composite score was calculated. The 2016 Borrower Defense Final Rule also sets forth events that are discretionary triggers for letters of credit, meaning that if any of them occur, the Department of Education may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The 2016 Borrower Defense Final Rule provides that if an institution fails to meet the composite score requirement for longer than three years under provisional certification, the Department of Education may mandate additional financial protection from the institution or any party with “substantial control” over the institution. Such parties with “substantial control” must agree to jointly and severally guarantee the Title IV program liabilities of the institution at the end of the three-year provisional certification period. Under current regulations, a party may be deemed to have "substantial control" over an institution if, among other factors, the party directly or indirectly holds an ownership interest of 25% or more of an institution, or is a member of the board of directors, a general partner, the chief executive officer or other executive officer of the institution.

On June 15, 2017, the Department of Education announced an indefinite delay to its implementation of the 2016 Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. On August 30, 2017, the Department of Education published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee, and on October 24, 2017, the Department of Education promulgated an interim final rule under which the effective date of most substantive provisions of the 2016 Borrower Defense Final Rule were delayed until July 1, 2019. The negotiated rulemaking committee sessions occurred in November 2017, January 2018, and February 2018, during which the Department of Education and negotiators failed to reach consensus on a revised regulation. Additionally, on July 6, 2017, the attorneys general of 18 states and the District of Columbia filed suit against the Department of Education claiming that its delay of the 2016 Borrower Defense Final Rule violated applicable law, including the Administrative Procedure Act. On September 12, 2018, the U.S. District Court for the District of Columbia issued a decision concluding that the above-describeddelay of the 2016 Borrower Defense Final Rule was improper. The Court further ordered additional oral argument on the matter of remedies, and thus has not yet entered or finalized a remedial order in connection with its decision. The Department of Education may appeal the court’s decision and any subsequent remedial order. We therefore cannot predict with any certainty the final outcome or impact of this litigation.

On July 31, 2018, the Department of Education published in the Federal Register a proposed rule (the “2018 Borrower Defense Proposed Rule”) which would replace most substantive provisions of the 2016 Borrower Defense Final Rule. The 2018 Borrower Defense Proposed Rule would establish a federal standard for individual borrowers to raise as a defense to repaying loans disbursed on or after July 1, 2019. This proposed regulation would permit borrowers to challenge repayment of loans based on misrepresentation, defined to include acts or omissions by an institution which are false, misleading or deceptive, and which are made with knowledge of their falsity, deception, or misleading nature, or with reckless disregard for the truth. The 2018 Borrower Defense Proposed Rule seeks comment as to whether such a defense may be raised affirmatively or may only arise defensively, out of a collection action. The proposed regulation also would establish a five-year window following a final decision on borrower defense for the Department of Education to seek recoupment from an institution. The 2018 Borrower Defense Proposed Rule would permit schools to use class-action waivers and pre-dispute arbitration agreements, but would require schools to provide additional disclosures and borrower counseling when including such provisions in enrollment agreements. The 2018 Borrower Defense Proposed rule also sets forth automatic and discretionary triggers under which the Department of Education may require the school to provide a letter of credit, cash, or other form of surety, or may agree to provide surety through an offset of future Title IV funds for a six-to-twelve month period. For example, certain events would automatically trigger the need for a school to obtain a letter of credit or other surety, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would require a recalculation of an institution’s composite score of financial responsibility including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner’s equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated group on whose basis the composite score was calculated; or for any institution, the incursion of a borrower defense liability which reduces the institution’s composite score to under 1.0. The 2018 Borrower Defense Proposed Rule also sets forth events that are discretionary triggers for letters of credit or other forms of surety, meaning that if any of them occur, the Department of Education may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The 2018 Borrower Defense Proposed Rule also includes provisions regarding the treatment of operating leases in the financial responsibility composite score methodology, would more specifically define and require disclosures concerning the composite score’s inclusion of debt obtained for long-term purposes, and would revise limited aspects of the composite score formula to account for changes in accounting terminology. Following a 30-day public comment period, the Department of Education is expected to issue a final rule by November 1, 2018, taking effect July 1, 2019. We cannot predict the extent to which that final rule may differ from the 2018 Borrower Defense Proposed Rule, or may differ from the previously promulgated 2016 Borrower Defense Final Rule, or the impact that any such revised rule might have on our business. Any regulation that increases potential borrower defense liabilities or affects the Department of Education’s assessment of our institutional capability could have a material effect on our business, financial condition and results of operations.

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

As described in more detail under “Item 1 – Business - Regulatory Matters — Regulation of Federal Student Aid Programs — Financial Responsibility,” the Department of Education annually assesses our financial responsibility through a composite score determination. Our audited financial statements for the fiscal year ended May 31, 2017 indicated our composite score was 1.8, respectively, which is sufficient to be deemed financially responsible under the Department of Education’s requirements. Our audited financial statements for the fiscal year ended May 31, 2018 indicate our composite score is 1.3. This score is subject to a final determination by the Department of Education once it receives and reviews our consolidated audited financial statements for the 2018 fiscal year, but we believe it is likely that the Department of Education will determine that we are “in the zone” and that we will be required to operate under the “zone alternative” requirements as well as any other requirements that the Department of Education might impose in its discretion. If we are unable to meet the minimum composite score or to comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then our students could lose their access to Title IV program funding.

On November 1, 2016, as part of the 2016 Borrower Defense Final Rule, the Department of Education adopted final regulations that revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. On June 15, 2017, the Department of Education announced an indefinite delay to its implementation of the 2016 Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. Additionally, on July 6, 2017, the attorneys general of 18 states and the District of Columbia filed suit against the Department of Education claiming that its delay of the 2016 Borrower Defense Final Rule violated applicable law, including the Administrative Procedure Act. On September 12, 2018, the U.S. District Court for the District of Columbia issued a decision concluding that the above-described delay of the 2016 Borrower Defense Final Rule was improper. The Court further ordered additional oral argument on the matter of remedies, and thus has not yet entered or finalized a remedial order in connection with its decision. The Department of Education may appeal the court’s decision and any subsequent remedial order. We therefore cannot predict with any certainty the final outcome or impact of this litigation. In addition, on August 30, 2017, the Department of Education published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee, and on October 24, 2017, the Department of Education promulgated an interim final rule under which the effective date of most substantive provisions of the 2016 Borrower Defense Final Rule were delayed until July 1, 2019. The rulemaking committee sessions occurred in November 2017, January 2018, and February 2018, during which the Department of Education and negotiators failed to reach consensus on a revised regulation.

On July 31, 2018, the Department of Education published in the Federal Register the 2018 Borrower Defense Proposed Rule, which would replace most substantive provisions of the 2016 Borrower Defense Final Rule. For additional information regarding the 2016 Borrower Defense Final Rule and the 2018 Borrower Defense Proposed Rule, see “— The Department of Education may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the Department of Education’s assessment of our institutional capability.” We cannot predict with certainty the timing or substance of any future regulations concerning financial responsibility standards for Title IV program participation, nor the impact that such regulations might have on our business. Any Department of Education regulations that require NAU to post letters of credit or accept other limitations to continue participating in Title IV programs could materially affect our business, financial condition and results of operations.

We may lose our eligibility to participate in the federal student financial aid programs if the percentage of our revenues derived from Title IV programs is too high.

A provision of the Higher Education Act commonly referred to as the 90/10 Rule, as amended in August 2008, provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. An institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the Department of Education. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the Department of Education may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. Under regulations that were published by the Department of Education in October 2009, a proprietary institution must disclose in a footnote to its annual audited financial statements its 90/10 calculation and the amounts of the federal and non-federal revenues, by source, included in its 90/10 calculation. The certified public accountant that prepares the institution’s audited financial statements is required to review that information and test the institution’s calculation. For our 2018, 2017 and 2016 fiscal years, we derived approximately 82.1%, 82.6% and 86.8%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. If we violate the 90/10 Rule and continue to disburse Title IV program funds to students after the effective date of our loss of eligibility to participate in Title IV programs, we would be required to return those funds to the Department of Education. We are exploring the feasibility of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds. Among other things, we expect to expand our non-Title IV continuing education programming. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% Title IV program funds threshold and would be unable to regain eligibility for two fiscal years thereafter.

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

The Department of Education generally publishes draft cohort default rates in February of each year for the prepayment period that ended the prior September. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September. Our official cohort default rates for federal fiscal years 2014 and 2013 are 24.1% and 23.4%, respectively. The draft cohort rate for federal fiscal year 2015 is 23.7%. Any increase in interest rates or reliance on “self-pay” students, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in Title IV programs, which would have a material effect on our business, financial condition and results of operations.

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

On June 16, 2017, the Department of Education published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the gainful employment regulations. On August 30, 2017, the Department of Education published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee, and announced that this committee would meet for three sessions. The sessions occurred in December 2017, February 2018, and March 2018. The Department of Education and negotiators failed to reach consensus on a revised rule, and on August 14, 2018, the Department of Education published in the Federal Register a proposed rule (the “Gainful Employment Proposed Rule”) which, if enacted as a final rule, would rescind the current gainful employment regulations applicable to all of our educational programs. Among other things, the Gainful Employment Proposed Rule would remove from the Department of Education’s regulations the debt-to-earnings metric calculations for our programs, and sanctions and alternate earnings appeals related to those calculations, and related reporting, disclosure, and certification requirements. In the Gainful Employment Proposed Rule, the Department of Education also seeks comment on whether all institutions participating in the federal student financial aid programs should be required to disclose net price, completion rates, withdrawal rates, program size, graduate eligibility for state licensure, or any other items currently required under the gainful employment regulations. Following a 30-day public comment period, the Department of Education is expected to issue a final rule by November 1, 2018, taking effect July 1, 2019. We cannot predict the extent to which that final rule may differ from the Gainful Employment Proposed Rule, or may differ from the current gainful employment regulations, or the impact that any such revised rule might have on our business.

On July 5, 2017, the Department of Education announced that it would allow additional time, until July 1, 2018, for institutions to comply with certain disclosure requirements in the gainful employment regulations. On June 15, 2018, the Department of Education further announced that it would allow more additional time, until July 1, 2019, for institutions to comply with those disclosure requirements. Continued compliance with the gainful employment regulations could increase our cost of doing business, reduce our enrollments and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Some of our students rely on state financial aid to fund a portion of their education. Many states in which we operate have faced budget constraints, which have caused or may cause them to reduce or eliminate state appropriations, including with respect to the amount of financial assistance provided to postsecondary students, and additional states may reduce or eliminate such appropriations in the future. In addition, state financial aid programs generally are subject to annual appropriation by the state legislatures, which may eliminate or significantly decrease the amount of state financial aid available to students. We cannot predict whether future reductions in state financial aid programs will occur or how long such reductions will persist. For fiscal year ended May 31, 2018, we derived less than 1% of our total revenue from state financial aid programs, although the percentage derived by each of our campus locations may vary on an individual basis. The loss or reduction of state financial aid could decrease our student enrollment and could have a material effect on our business.

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

Risks Related to Our Business

If we continue to decline in revenue and profitability, we may not have adequate liquidity and capital resources to execute our business plan.

The Company has experienced a decrease in revenue since 2013 due to enrollment declines at National American University, and this long-term decline in revenue has resulted in increasing net losses and decreases in our liquidity and capital resources. To counter the decrease in net losses, the Company consolidated students at thirteen locations into locations in the same market since the third quarter of 2017. Ten locations were consolidated in the third quarter of fiscal year 2018. The reduction of overhead as the result of these campus consolidations, while maintaining student services, has positively impacted operating cash flow and cash balances. The recent formation of the College of Military Studies and the acquisition of academic programs in strategic security and related fields from Henley Putnam University also have positive impact on our enrollment.

For the year ended May 31, 2018, our cash used in operating activities was $3.7 million. As of May 31, 2018, the Company had $5.3 million of unrestricted cash and cash equivalents and negative working capital of $652 thousand, which may not be sufficient to fund our forecasted operating and cash requirements without additional financing or other actions by management. The following management actions occurred after May 31, 2018, the results of which management believes are probable of occurring and will be sufficient to meet its forecasted liquidity needs for the next twelve months from the issuance of the Company’s financial statements:

●
 The Company has identified certain, non-revenue producing assets, specifically two aircraft that it will divest in order to further reduce operating expenses and support its liquidity needs. The estimated proceeds from the sale of the assets as well as the savings from the related maintenance and operating costs are approximately $2.3 million.

●
 The Company estimates a $3 million decrease in payroll expenses by eliminating positions through the reorganization of our enrollment function, which is now under one leadership team to provide transparency and accountability.

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

The payment and amount of future quarterly dividends is within the discretion of the Board of Directors and will depend on factors the Board deems relevant at the time declaration of a dividend is considered. These factors include, but are not limited to: available cash; management’s expectations regarding future performance and free cash flow; and the effect of various risks and uncertainties described in this “Risk Factors” section.

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

For the fiscal years ended May 31, 2018, 2017, and 2016, NAU derived cash receipts equal to approximately 82.1%, 82.6%, and 86.8%, respectively, of its net revenue from tuition financed under Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not subsidized. If our students’ employment circumstances are adversely affected by regional or national economic downturns, they may be more heavily dependent on student loans. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if interest rates increase or Congress decreases the amount available for Title IV funding, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a material effect on our enrollments and future growth prospects and our business, financial condition and results of operations.

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

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business and reputation. We collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to U.S. federal and state legislative and regulatory burdens that could require us to implement certain policies and procedures, such as the procedures we adopted to comply with the Red Flags Rule that was promulgated by the Federal Trade Commission under the federal Fair Credit Reporting Act, which requires the establishment of guidelines and policies regarding identity theft related to student credit accounts, and could require us to make certain notifications of data breaches and restrict our use of personal information. The risk of hacking and cyber-attacks has increased, as has the sophistication of such attacks, including email phishing schemes targeting employees to give up their credentials. We cannot provide any assurances that a breach, loss, or theft of personal information will not occur. A breach, theft, or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under U.S. federal and state privacy statutes and legal actions by state authorities and private litigants, any of which could have a material adverse effect on our business. Moreover, certain of our operations may involve the collection of personal information from individuals outside the U.S., which may render us subject to global privacy and data security laws. For example, the European Union General Data Protection Regulation (“GDPR”), which became enforceable May 25, 2018, contains a number of requirements that are different from or exceed those in U.S. federal and state privacy and data security laws. The GDPR may apply to certain of our operations. Were it to apply and if we were out of compliance, there is the potential for administrative, civil, or criminal liability with significant monetary penalties as well as reputational harm to us and our employees.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease all of our educational sites and administrative facilities (including those that are pending regulatory approval) located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, and Texas. Our corporate headquarters is located in Rapid City, South Dakota, as set forth under the heading “Educational and Administrative Sites” under Item 1. As of July 31, 2018, we operate in 33 educational sites, distance learning service centers, and administrative facilities.

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

	Fiscal 2018			Fiscal 2017
	Cash Dividends Declared	High	Low	Cash Dividends Declared	High	Low
First Quarter	$0.045	$2.77	$1.91	$0.045	$2.30	$1.80
Second Quarter	$0.000	$2.32	$1.00	$0.045	$2.18	$1.78
Third Quarter	$0.000	$1.70	$1.00	$0.045	$2.67	$1.90
Fourth Quarter	$0.000	$1.38	$0.76	$0.045	$2.72	$2.29

Stockholders

As of July 31, 2018, there were approximately 37 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

During our fiscal year 2017 our board of directors declared quarterly cash dividends on our common stock. During fiscal year 2018, our board of directors declared a dividend only in the first quarter. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.

Item 6. Selected Financial Data.

The following table shows our selected consolidated financial and operating data for each of the fiscal years ended May 31, 2018, 2017, 2016, 2015 and 2014. The selected consolidated statements of financial data for the fiscal years ended May 31, 2018, 2017, 2016, 2015 and 2014 are derived from the Company’s audited consolidated financial statements included in this document and those documents filed in prior years, prepared in accordance with accounting standards generally accepted in the United States. Our historical results are not necessarily indicative of our results for any future period.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended May 31,
	2018	2017	2016	2015	2014

	(dollars in thousands, except per share data)
Income Statement
Total revenues	$77,184	$86,587	$96,113	$117,891	$127,753
Operating expenses:
Cost of educational services	26,146	27,657	26,093	28,551	29,478
Selling, general and administrative	56,183	61,639	72,211	73,301	85,286
Auxiliary expense	2,741	3,477	4,667	5,629	6,236
Cost of condominium sales	709	0	0	368	386
Loss on course development impairment	286	0	0	0	0
Loss on lease termination and acceleration	362	285	0	0	0
Loss (gain) on disposition of property and equipment	2,258	767	735	(1,710)	114
Total operating expenses	88,685	93,825	103,706	106,139	121,500
Operating (loss) income	(11,501)	(7,238)	(7,593)	11,752	6,253
Other (expense) income	(842)	(539)	(605)	(565)	(479)
(Loss) income before income taxes	(12,343)	(7,777)	(8,198)	11,187	5,774
Income tax benefit (expense)	232	1,550	2,894	(4,433)	(2,306)
Net (loss) income	(12,111)	(6,227)	(5,304)	6,754	3,468
Net loss (income) attributable to non-controlling interest	(50)	(48)	(44)	(38)	17
Net (loss) income attributable to National American University Holdings, Inc. and subsidiaries	$(12,161)	$(6,275)	$(5,348)	$6,716	$3,485

(Loss) income from operations per Common Share
Basic	(0.50)	(0.26)	(0.22)	0.27	0.14
Diluted	(0.50)	(0.26)	(0.22)	0.27	0.14
Balance Sheet
Total assets	$48,807	$57,592	$68,526	$86,544	$88,457
Long-term obligations	$20,745	$15,441	$16,253	$21,183	$22,696
Cash Dividends declared per Common Share	$0.045	$0.18	$0.18	$0.18	$0.18
Weighted Average Shares
Basic EPS Common	24,239,888	24,154,541	24,651,521	25,160,729	25,093,096
Diluted EPS Common	24,239,888	24,154,541	24,651,521	25,165,732	25,094,361
Other Data (Unaudited)

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

 The following table provides a reconciliation of net income attributable to the Company to EBITDA:

	Year Ended May 31,
	2018	2017	2016	2015	2014

Net (loss) income attributable to the Company	$(12,161)	$(6,275)	$(5,348)	$6,716	$3,485
Income (loss) attributable to non-controlling interest	50	48	44	38	(17)
Interest income	(76)	(102)	(87)	(148)	(142)
Interest expense	846	850	870	891	770
Income taxes	(232)	(1,550)	(2,894)	4,433	2,306
Depreciation and amortization	4,642	5,086	5,596	6,127	6,356
EBITDA	$(6,931)	$(1,943)	$(1,819)	$18,057	$12,758

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

Background

National American University, or NAU, is a regionally accredited, for-profit, multi-campus institution of higher learning offering diploma, associates, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology; legal-related disciplines, such as paralegal, criminal justice; and in healthcare-related disciplines, such as nursing, medical assisting, surgical technology and healthcare management; and higher education. Courses are offered through physical educational sites as well as online via the internet. As of May 31, 2018, our operations had 33 locations, including educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas, and distance learning operations and central administration offices in Rapid City, South Dakota.

During the third quarter of the 2018 fiscal year, the Company consolidated its operations of the Albuquerque West, Bloomington, Brooklyn Center, Burnsville, Colorado Springs South, Houston, Lewisville, Richardson and Watertown locations. In addition, the Wichita West location was closed down as the result of a fire and its ground students transferred to the Wichita location. During the term prior to the consolidation, nearly 100% of the students at the consolidated locations participated in classes exclusively through online delivery. Therefore, the Company expects a reduction of expenses with little impact on revenues as a result of the consolidation.

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

In addition, we have made progress in executing our plans to enroll Canadian students in NAU courses and programs. We continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of various Canadian regulatory authorities.

As of May 31, 2018, NAU had 724 students enrolled at its physical locations, 4,342 students for its online programs, and 582 students that attend hybrid learning locations. As of May 31, 2018, NAU supports the instruction of approximately 3,735 additional students at affiliated institutions for whom NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada who do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

 The real estate operations, Fairway Hills, consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 3.1% of our revenues for the fiscal year ended May 31, 2018. Arrowhead View Apartments, a 24-unit luxury apartment building, began leasing to tenants on June 1, 2017.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For fiscal year ended May 31, 2018, approximately 91.8% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. During the second quarter of fiscal year 2018, we began allowing students to take classes in the 2nd or 3rd month within a term rather than waiting to enroll the following term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term, unless they have already finished 60% or more of the term. Auxiliary revenue is recognized as items are sold and services are performed and is net of any applicable sales tax.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expense as a percentage of academic revenue for the fiscal years ended May 31, 2018, 2017, and 2016 was 3.0%, 4.6% and 6.1%, respectively.

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

The following chart is a summary of our student enrollment on May 31, 2018, and May 31, 2017, by degree type and by instructional delivery method.

	May 31, 2018 (Spring '18 Qtr)		May 31, 2017 (Spring '17 Qtr)
	Number of Students	% of Total	Number of Students	% of Total	% Change for same quarter over prior year

Continuing Ed	59	1.0%	170	2.5%	-65.3%
Doctoral	111	2.0%	98	1.5%	13.3%
Graduate	449	8.0%	366	5.5%	22.7%
Undergraduate and Diploma	5,029	89.0%	6,069	90.5%	-17.1%
Total	5,648	100.0%	6,703	100.0%	-15.7%

On-Campus	724	12.8%	1,309	19.5%	-44.7%
Online	4,342	76.9%	4,691	70.0%	-7.4%
Hybrid	582	10.3%	703	10.5%	-17.2%
Total	5,648	100.0%	6,703	100.0%	-15.7%

We experienced a 15.7% decline in enrollment in spring term 2018 from spring term 2017. The undergraduate and diploma degree education programs had a 17.1% decline while the continuing education students who enroll in one-off courses had a 65.3% decline. The doctoral and master’s programs had 13.3%, and 22.7% increases, respectively. The on-campus, online and hybrid delivery methods saw a 44.7%, 7.4% and 17.2% decrease, respectively. We believe our investment to expand academic programming and our growth strategies detailed earlier in this document will be critical in growing all segments.

We plan to continue expanding and developing our academic programming focusing on growth at our approximately two dozen existing locations and potentially making acquisitions of other schools or programs. This growth will be subject to applicable regulatory requirements and market conditions. With these efforts, we anticipate positive enrollment trends. Our ability to maintain or increase enrollment will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which we are able to increase enrollment will be correlated with the creation of new delivery mechanisms, the number of academic programs that are developed, the number of programs that are expanded to other locations, and, potentially, the number of locations and programs added through acquisitions. If market conditions decline or if we are unable to open new physical locations, develop or expand academic programming or make acquisitions, whether as a result of regulatory limitations or other factors, our enrollment rate will likely decline.

Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expenses, the cost of condominium sales, loss on course development impairment, loss on lease termination and acceleration, and the loss on impairment and disposition of property and equipment. Cost of educational services expenses contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property and equipment expense records the cost incurred or income received in the disposal of assets that are no longer used by us.

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

Seasonality. Our operations are generally subject to seasonal trends. While we enroll students throughout the year, summer and winter quarter new enrollments and revenue are generally lower than enrollments and revenue in other quarters due to the traditional custom of summer breaks and the holiday break in December and January. In addition, we generally experience an increase in enrollments in the fall of each year when most students seek to begin their postsecondary education. We cannot predict at this time the effect on seasonality due to the monthly start program that began in the second quarter of fiscal year 2018.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of the students to make required payments. We determine the adequacy of the allowance for doubtful accounts based on an analysis of aging of the accounts receivable and with regard to historical bad debt experience. Accounts receivable balances are generally written off when deemed uncollectible at the time the account is returned by an outside collection agency. Bad debt expense is recorded as a selling, general and administrative expense. As of May 31, 2018, and 2017, the allowance for doubtful accounts was approximately $0.6 million and $1.2 million, respectively.During the fiscal years ended May 31, 2018, 2017, and 2016, bad debt expense was $2.2 million, $3.7 million, and $5.4 million, respectively. The bad debt expense was 3.0%, 4.6%, and 6.1% of academic revenue for the fiscal years ended May 31, 2018, 2017 and 2016, respectively.

Accounting for Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. During the quarter ended February 28, 2017, the Company determined that it is more likely than not that it will not realize its deferred tax asset. As such, a valuation allowance totaling $1,035 was recorded at February 28, 2017. A primary factor in the assessment of this non-cash charge is that the Company is in a cumulative loss position over the three-year period ended February 28, 2017. During fiscal year 2018, a full valuation allowance was booked against the Company’s deferred tax assets as the result of the fact that the Company’s net operating losses could no longer be carried back.

          The Company’s effective tax rate was 1.9% for the twelve months ended May 31, 2018 as compared to 19.9% for the corresponding period in 2017. The effective rate varies from the statutory rate primarily due to the deferred tax asset valuation allowance. In addition, there is a fluctuation in state income taxes as a result of the Company’s net loss position, as well as nondeductible meals.

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

Results of Operations — For the Year Ended May 31, 2018 Compared to the Year Ended May 31, 2017

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Percent of Revenue
	2018	2017
Total revenue	100.0%	100.0%
	.
Operating expenses:	.
Cost of educational services	33.9	31.9
Selling, general and administrative	72.8	71.2
Auxiliary expense	3.6	4.0
Cost of condominium sales	0.9	-
Loss on course development impairment	0.4	-
Loss on lease termination and acceleration	0.5	0.3
Loss on impairment and disposition of property	2.9	0.9
	.
Total operating expenses	114.9	108.4
	.
Operating loss	(14.9)	(8.4)
	.
Other income (expense)	.
Interest income	0.1	0.1
Interest expense	(1.1)	(1.0)
Other income — net	(0.1)	0.2
	.
Total other expense	(1.1)	(0.6)
	.
Loss before income taxes	(16.0)	(9.0)
	.
Income tax benefit	0.3	1.8
	.
Net loss	(15.7)	(7.2)
	.
Net income attributable to non-controlling interest	(0.1)	(0.1)
	.
Net loss attributable to the company	(15.8)%	(7.2)%

For the year ended May 31, 2018, we generated $77.2 million in revenue, a decrease of 10.9% compared to the same period in 2017. This decrease was attributable to a decline in enrollment that was partially offset by a new tuition plan effective March 1, 2017. Our revenue for the year ended May 31, 2018 consisted of $74.8 million from our NAU operations and $2.4 million from our other operations. Total operating expenses were $88.7 million or 114.9% of total revenue for the year ended May 31, 2018, an increase of 6.5% compared to the same period in 2017. Loss before income taxes was $12.3 million or 16% of total revenue for the year ended May 31, 2018, an increase of $4.6 million compared to the same period in 2017. Net loss attributable to the Company was $12.2 million or 15.8% of total revenue for the year ended May 31, 2018, an increase of $5.9 million compared to the same period in 2017. The additional details regarding these variances are described in greater detail below.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Percent of Revenue
	2018	2017
Total revenue	100.0%	100.0%

Operating expenses:
Cost of educational services	35.0	32.4
Selling, general and administrative	72.6	70.4
Auxiliary expense	3.7	4.1
Loss on course development impairment	0.4	-
Loss on lease termination and acceleration	0.5	0.3
Loss on impairment and disposition of property	3.0	1.0

Total operating expenses	115.1	108.2

Operating loss	(15.1)	(8.2)

Other income (expense)
Interest income	0.1	0.1
Interest expense	(1.1)	(1.0)
Other income — net	(0.1)	-

Total other expense	(1.1)	(0.9)

Loss before income taxes and non-controlling interest	(16.2)%	(9.1)%

Total revenue. The total revenue for NAU for the year ended May 31, 2018 was $74.8 million, a decrease of $10.7 million or 12.5%, as compared to total revenue of $85.4 million for the year ended May 31, 2017. The decrease was primarily due to decreased enrollments, partially offset by a new tuition plan that was approved by NAU’s board of governors in November 2016 and became effective in March 2017.

The academic revenue for the year ended May 31, 2018 was $70.9 million, a decrease of $9.7 million or 12.0%, as compared to $80.6 million for the year ended May 31, 2017. The decrease was primarily due to the decreased enrollments compared to the prior year, as discussed above. The auxiliary revenue was $3.9 million, a decrease of $0.9 million or 19.6%, as compared to $4.8 million for the year ended May 31, 2017. The decrease in auxiliary revenue was primarily driven by decreased enrollments that translated into decreased book sales in addition to many students purchasing books from other online alternatives.

Cost of educational services. The educational services expense increased as a percentage of revenue from 32.4% for the year ended May 31, 2017 to 35.0% for the year ended May 31, 2018. The expense decreased $1.5 million primarily due to a $1.3 million decrease in salary expense for faculty and other staff reductions. The remaining decrease is primarily related to $0.2 million for professional services and $0.1 million for depreciation.

Selling, general and administrative expenses. These expenses as a percentage of total revenue, increased from 70.4% for the year ended May 31, 2017 to 72.6%, for the year ended May 31, 2018. Selling, general and administrative expenses for the year ended May 31, 2018 decreased $5.9 million as compared to the year ended May 31, 2017. The dollar decrease is primarily due to a $2.7 million reduction in labor expenses due to staff reductions, a $1.6 million reduction in bad debt expense due to lower revenue and improved collection efforts, a $0.5 million reduction in depreciation expense primarily due to impairments, and $0.3 million related to advertising.

Auxiliary expenses. Auxiliary expenses for the year ended May 31, 2018 were $2.7 million, a decrease of $0.7 million or 21.2%, as compared to $3.5 million for the year ended May 31, 2017. This decrease was primarily due to lower enrollments that translated into lower book sales and cost of books sold.

Loss before non-controlling interest and taxes. The loss before non-controlling interest and taxes for the year ended May 31, 2018, was $12.1 million, an increase of $4.4 million, compared to a $7.8 million loss for the year ended May 31, 2017. The impact is due to factors as explained above.

Results of Operations — For the Year Ended May 31, 2017 Compared to the Year Ended May 31, 2016

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Percent of Revenue
	2017	2016
Total revenue	100.0%	100.0%

Operating expenses:
Cost of educational services	31.9	27.1
Selling, general and administrative	71.2	75.1
Auxiliary expense	4.0	4.9
Cost of condominium sales	-	-
Loss on course development impairment	-	-
Loss on lease termination and acceleration	0.3	-
Loss on impairment and disposition of property	0.9	0.8

Total operating expenses	108.4	107.9

Operating loss	(8.4)	(7.9)

Other income (expense)
Interest income	0.1	0.1
Interest expense	(1.0)	(0.9)
Other income — net	0.2	0.2

Total other expense	(0.6)	(0.6)

Loss before income taxes	(9.0)	(8.5)

Income tax benefit	1.8	3.0

Net loss	(7.2)	(5.5)

Net income attributable to non-controlling interest	(0.1)	(0.0)

Net loss attributable to the company	(7.2)%	(5.6)%

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

NAU

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	Percent of Revenue
	2017	2016
Total revenue	100.0%	100.0%

Operating expenses:
Cost of educational services	32.4	27.5
Selling, general and administrative	70.4	74.5
Auxiliary expense	4.1	4.9
Loss on course development impairment	-	-
Loss on lease termination and acceleration	0.3	-
Loss on impairment and disposition of property	1.0	0.9

Total operating expenses	108.2	107.8

Operating loss	(8.2)	(7.8)

Other income (expense)
Interest income	0.1	0.1
Interest expense	(1.0)	(0.9)
Other income — net	-	-

Total other expense	(0.9)	(0.8)

Loss before income taxes and non-controlling interest	(9.1)%	(8.6)%

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

Selling, general and administrative expenses. Selling, general, and administrative expenses decreased $10.6 million; in addition, the expenses as a percentage of total revenue, decreased from 74.5% for the year ended May 31, 2016 to 70.4% for the year ended May31, 2017. This decrease is primarily due to $1.7 million reduction in bad debt expense, $3.0 million reduction in labor expenses, a $3.2 million reduction in other institutional support costs and $1.6 million reduction in other admissions expense. We continue to identify and execute cost cutting initiatives to better align with the decreasing enrollments and needs of the Company.

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

Liquidity and Capital Resources

The Company has experienced a decrease in revenue since 2013 due to enrollment declines at National American University, and this long-term decline in revenue has resulted in increasing net losses and decreases in our liquidity and capital resources. To counter the decrease in net losses, the Company consolidated students at thirteen locations into locations in the same market since the third quarter of 2017. Ten locations were consolidated in the third quarter of fiscal year 2018. The reduction of overhead as the result of these campus consolidations, while maintaining student services, has positively impacted operating cash flow and cash balances. The recent formation of the College of Military Studies and the acquisition of academic programs in strategic security and related fields from Henley Putnam University also have positive impact on our enrollment.

For the year ended May 31, 2018, our cash used in operating activities was $3.7 million. As of May 31, 2018, the Company had $5.3 million of unrestricted cash and cash equivalents and negative working capital of $652 thousand, which may not be sufficient to fund our forecasted operating and cash requirements without additional financing or other actions by management. The following management actions occurred after May 31, 2018, the results of which management believes are probable of occurring and will be sufficient to meet its forecasted liquidity needs for the next twelve months from the issuance of the Company’s financial statements:

●
 The Company has identified certain, non-revenue producing assets, specifically two aircraft that it will divest in order to further reduce operating expenses and support its liquidity needs. The estimated proceeds from the sale of the assets as well as the savings from the related maintenance and operating costs are approximately $2.3 million.
●
The Company estimates a $3 million decrease in payroll expenses by eliminating positions through the reorganization of our enrollment function, which is now under one leadership team to provide transparency and accountability.

Operating Activities. Net cash used in operating activities was $3.8 million for the year ended May 31, 2018 compared to net cash provided by operating activities of $0.8 million for the year ended May 31, 2017. This decrease in cash was primarily due to an increase in the net loss, largely the result of decreased enrollment. In addition, the Company paid $1.0 million in 2018 for early termination of operating leases, compared to zero in 2017.

Net cash provided by operating activities was $0.8 million for the year ended May 31, 2017 compared to net cash provided by operating activities of $7.3 million for the year ended May 31, 2016. This decrease is primarily due to an increase in net loss and a decrease in cash flows caused by the change in student accounts receivable, which is due to a timing difference in cash receipts; and a reduction in the provision for uncollectable tuition partially offset by a decrease in income taxes receivable. The increase in net loss was largely the result of decreased enrollment. This enrollment reduction is due, in part, to the current improving economic climate, in which many working adults have chosen not to attend school.

Investing Activities. Net cash used in investing activities was $0.3 million for the year ended May 31, 2018, and $5.9 million for the year ended May 31, 2017. The decrease in the cash used in investing activities was primarily due to lower purchases of property and equipment in fiscal 2018 as compared to fiscal 2017, due to the new apartment building constructed by Fairway Hills in fiscal 2017. In 2018 we had $2.9 million net proceeds from the sale of investments, partially offset by the use of $1.3 million for the acquisition of Henley-Putnam University on March 21, 2018.

Net cash used in investing activities was $5.9 million for the year ended May 31, 2017, and $1.2 million for the year ended May 31, 2016. The increase in the cash used in investing activities was due mostly to an additional $4.6 million of asset purchases, primarily related to the 24-unit luxury apartment complex. Through May 31, 2017, the new apartment complex purchases were $4.9 million.

Financing Activities. Net cash used by financing activities was $2.5 million for the year ended May 31, 2018 as compared to net cash used in financing activities of $4.6 million for the year ended May 31, 2017. The decrease in funds used was the result of lower dividend payments. Dividends paid were cut in half since the year ended May 31, 2018 had two quarterly dividends paid, whereas fiscal year 2017 had four quarterly dividends paid.

Net cash used in financing activities was $4.6 million for May 31, 2017 as compared to net cash used in financing activities of $7.7 million for the year ended May 31, 2016. The decrease in funds used was due to $3.0 million in stock repurchases in 2016.

The table below sets forth our contractual commitments as of May 31, 2018:

	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	23,258	5,590	8,553	5,096	4,019
Capital leases	17,992	1,183	2,438	2,535	11,836
Long term debt	8,000	800	2,400	4,800	0

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

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At May 31, 2018, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

National American University Holdings, Inc. and Subsidiaries

Page
Consolidated Annual Financial Statements:
Report of Independent Registered Public Accounting Firm	82
Consolidated Balance Sheets as of May 31, 2018 and 2017	83
Consolidated Statements of Operations and Comprehensive Loss for the years ended May 31, 2018, 2017 and 2016	84
Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2018, 2017 and 2016	85
Consolidated Statements of Cash Flows for the years ended May 31, 2018, 2017 and 2016	86
Notes to Consolidated Financial Statements	88
Financial Statement Schedules All schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
National American University Holdings, Inc. and subsidiaries:
Rapid City, South Dakota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National American University Holdings, Inc. and subsidiaries (the "Company") as of May 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regardingthe amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, MN
August 17, 2018

We have served as the Company's auditor since 2009.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2018 AND 2017
(In thousands, except share and per share amounts)
	May 31,	May 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,324	$11,974
Available for sale investments	-	4,183
Student receivables — net of allowance of $587 and $1,195 at May 31, 2018
and May 31, 2017, respectively	2,893	2,895
Other receivables	563	458
Income taxes receivable	105	2,301
Prepaid and other current assets	1,552	1,649
Total current assets	10,437	23,460
Total property and equipment - net	25,228	31,318
OTHER ASSETS:
Restricted certificates of deposit	9,250	-
Condominium inventory	512	621
Land held for future development	414	229
Course development — net of accumulated amortization of $3,577 and $3,322 at
May 31, 2018 and May 31, 2017, respectively	1,841	1,111
Goodwill	363	-
Other intangibles — net of accumulated amortization of $22 and $0 at
May 31, 2018 and May 31, 2017, respectively	207	-
Other	555	853
Total other assets	13,142	2,814
TOTAL	$48,807	$57,592

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$380	$331
Current portion of long-term debt	800	-
Accounts payable	1,991	3,076
Dividends payable	-	1,094
Income taxes payable	70	113
Deferred income	3,758	1,691
Accrued and other liabilities	4,090	5,906
Total current liabilities	11,089	12,211
DEFERRED INCOME TAXES	0	194
OTHER LONG-TERM LIABILITIES	2,688	4,010
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	10,857	11,237
LONG-TERM DEBT, NET OF CURRENT PORTION	7,200	0
COMMITMENTS AND CONTINGENCIES (Notes 9 and 15)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,685,195 issued and
24,344,122 outstanding as of May 31, 2018; 28,557,968 issued and 24,224,924
outstanding as of May 31, 2017)	3	3
Additional paid-in capital	59,305	59,060
Accumulated deficit	(19,873)	(6,622)
Treasury stock, at cost (4,341,073 shares at May 31, 2018 and 4,333,044
shares at May 31, 2017)	(22,496)	(22,481)
Accumulated other comprehensive loss, net of taxes - unrealized loss
on available for sale securities	0	(4)
Total National American University Holdings, Inc. stockholders' equity	16,939	29,956
Non-controlling interest	34	(16)
Total stockholders' equity	16,973	29,940
TOTAL	$48,807	$57,592

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
(In thousands, except share and per share amounts)

	2018	2017	2016
REVENUE:
Academic revenue	$70,885	$80,595	$88,697
Auxiliary revenue	3,885	4,832	6,306
Rental income — apartments	1,404	1,160	1,110
Condominium sales	817	0	0
Other real estate income	193	0	0

Total revenue	77,184	86,587	96,113

OPERATING EXPENSES:
Cost of educational services	26,146	27,657	26,093
Selling, general and administrative	56,183	61,639	72,211
Auxiliary expense	2,741	3,477	4,667
Cost of condominium sales	709	0	0
Loss on course development impairment	286	0	0
Loss on lease termination and acceleration	362	285	0
Loss on impairment and disposition of property and equipment	2,258	767	735

Total operating expenses	88,685	93,825	103,706

OPERATING LOSS	(11,501)	(7,238)	(7,593)

OTHER INCOME (EXPENSE):
Interest income	76	102	87
Interest expense	(846)	(850)	(870)
Other (expense) income - net	(72)	209	178

Total other expense	(842)	(539)	(605)

LOSS BEFORE INCOME TAXES	(12,343)	(7,777)	(8,198)

INCOME TAX BENEFIT	232	1,550	2,894

NET LOSS	(12,111)	(6,227)	(5,304)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING	(50)	(48)	(44)
INTEREST

NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN
UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	(12,161)	(6,275)	(5,348)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on investments, net of tax benefit (expense)	4	(2)	(1)
Income tax benefit related to items of other comprehensive loss

COMPREHENSIVE LOSS ATTRIBUTABLE TO
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(12,157)	$(6,277)	$(5,349)

Basic net loss attributable to National American University	$(0.50)	$(0.26)	$(0.22)
Holdings, Inc.
Diluted net loss attributable to National American University	$(0.50)	$(0.26)	$(0.22)
Holdings, Inc.
Basic weighted average shares outstanding	24,239,888	24,154,541	24,651,521
Diluted weighted average shares outstanding	24,239,888	24,154,541	24,651,521

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
(In thousands, except share and per share amounts)

					Accumulated
		Additional	Retained		other		Total
	Common	paid-in	earnings	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	(deficit)	stock	loss	interest	equity

Balance - May 31, 2015	$3	$58,336	$13,751	$(19,455)	$(1)	$(108)	$52,526
Purchase of 1,260,330 shares common
stock for the treasury	0	0	0	(3,022)	0	0	(3,022)
Share based compensation expense	0	557	0	0	0	0	557
Dividends declared	0	0	(4,391)	0	0	0	(4,391)
Net (loss) income	0	0	(5,348)	0	0	44	(5,304)
Other comprehensive loss, net of tax	0	0	0	0	(1)	0	(1)
Balance - May 31, 2016	$3	$58,893	$4,012	$(22,477)	$(2)	$(64)	$40,365

Purchase of 1,887 shares common
stock for the treasury	0	0	0	(4)	0	0	(4)
Share based compensation expense	0	167	0	0	0	0	167
Dividends declared	0	0	(4,359)	0	0	0	(4,359)
Net (loss) income	0	0	(6,275)	0	0	48	(6,227)
Other comprehensive loss, net of tax	0	0	0	0	(2)	0	(2)
Balance - May 31, 2017	$3	$59,060	$(6,622)	$(22,481)	$(4)	$(16)	$29,940

Balance - May 31, 2017	$3	$59,060	$(6,622)	$(22,481)	$(4)	$(16)	$29,940
Purchase of 8,029 shares common
stock for the treasury	0	0	0	(15)	0	0	(15)
Share based compensation expense	0	245	0	0	0	0	245
Dividends declared	0	0	(1,090)	0	0	0	(1,090)
Net (loss) income	0	0	(12,161)	0	0	50	(12,111)
Other comprehensive income, net of tax	0	0	0	0	4	0	4
Balance - May 31, 2018	$3	$59,305	$(19,873)	$(22,496)	$0	$34	$16,973

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
(In thousands)

	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,111)	$(6,227)	$(5,304)
Adjustments to reconcile net loss to net cash flows
(used in) provided by operating activities:
Depreciation and amortization	4,642	5,086	5,596
Loss on course development impairment	286	0	0
Loss on lease terminations and accelerations	362	285	0
Payments for lease terminations	(1,010)	0	0
Loss on impairment and disposition of property	2,258	767	735
Realized loss on sale of available-for-sale investments	16	0	0
Provision for uncollectable tuition	2,152	3,740	5,403
Noncash compensation expense	245	167	557
Deferred income taxes	(194)	625	(1,379)
Changes in assets and liabilities:
Student and other receivables	(2,098)	(3,707)	6,764
Prepaid and other current assets	114	429	73
Condominium inventory	713	0	(236)
Other long-term assets	271	235	202
Income taxes receivable/payable	2,153	482	(2,671)
Accounts payable	(698)	(224)	(372)
Deferred income	1,795	42	190
Accrued and other liabilities	(1,106)	6	(891)
Other long-term liabilities	(1,586)	(890)	(1,361)

Net cash flows (used in) provided by operating activities	(3,796)	816	7,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(9,747)	(7,721)	(3,897)
Proceeds from sale of available for sale investments	4,668	7,652	3,881
Net cash paid for acquisition	(1,269)	0	0
Purchases of property and equipment	(1,765)	(5,547)	(959)
Proceeds from sale of property and equipment	26	215	75
Course development	(260)	(565)	(304)
Other	23	54	17

Net cash flows used in investing activities	(8,324)	(5,912)	(1,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(331)	(284)	(244)
Borrowings of long-term debt	8,000	0	0
Purchase of treasury stock	(15)	(4)	(3,022)
Dividends paid	(2,184)	(4,355)	(4,440)

Net cash flows provided by (used in) financing activities	5,471	(4,643)	(7,706)

			(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
(In thousands)

	2018	2017	2016

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(6,650)	$(9,739)	$(1,587)

CASH AND CASH EQUIVALENTS — Beginning of year	11,974	21,713	23,300

CASH AND CASH EQUIVALENTS — End of year	$5,324	$11,974	$21,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND
NON-CASH INFORMATION:
Cash (received) paid for income taxes	$(2,192)	$(2,658)	$1,156
Cash paid for interest	$835	$851	$871
Property and equipment sold under contract for deed	$0	$171	$0
Property and equipment purchases included in accounts payable	$0	$450	$63
Dividends declared and unpaid at May 31, 2018, 2017 and 2016	$0	$1,094	$1,090

			(Concluded)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
(In thousands, except share and per share amounts)

1.
STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying financial statements are presented on a consolidated basis and include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), Fairway Hills, the Fairway Hills Park and Recreational Association, the Park West Owners’ Association, the Vista Park Owners’ Association (“Fairway Hills”), and the Company’s interest in Fairway Hills Section III Partnership (the “Partnership”), collectively the “Company.” The Partnership is 50% owned by Dlorah and 50% owned by individual family members, most of whom are either direct or indirect stockholders of the Company.

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

The Company has determined that the Partnership qualifies as a VIE and that the Company is the primary beneficiary of the Partnership. Accordingly, the Company consolidated assets, liabilities, and net income of the Partnership within its consolidated balance sheets and statements of operations and comprehensive loss and appropriately presented the balances as non-controlling interest within the consolidated balance sheets and statements of operations and comprehensive loss. As of May 31, 2018 and 2017, the consolidated balance sheets include Partnership assets of $472 and $543, respectively, and Partnership liabilities of $88 and $90, respectively. The consolidated statements of operations and comprehensive loss include Partnership net income of $99, $97, and $88, for the years ended May 31, 2018, 2017, and 2016, respectively.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Throughout the notes to consolidated financial statements, amounts in tables are in thousands of dollars, except for share and per share data as otherwise designated. The Company’s fiscal year end is May 31. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated in consolidation.

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

Financial Condition and Liquidity —

The Company has experienced a decrease in revenue since 2013 due to enrollment declines at National American University, and this long-term decline in revenue has resulted in increasing net losses and decreases in our liquidity and capital resources. To counter the decrease in net losses, the Company consolidated students at thirteen locations into locations in the same market since the third quarter of 2017. Ten locations were consolidated in the third quarter of fiscal year 2018. The reduction of overhead as the result of these campus consolidations, while maintaining student services, has positively impacted operating cash flow and cash balances. The recent formation of the College of Military Studies and the acquisition of academic programs in strategic security and related fields from Henley Putnam University also have positive impact on our enrollment.

For the year ended May 31, 2018, our cash used in operating activities was $3.7 million. As of May 31, 2018, the Company had $5.3 million of unrestricted cash and cash equivalents and negative working capital of $652 thousand, which may not be sufficient to fund our forecasted operating and cash requirements without additional financing or other actions by management. The following management actions occurred after May 31, 2018, the results of which management believes are probable of occurring and will be sufficient to meet its forecasted liquidity needs for the next twelve months from the issuance of the Company’s financial statements:

●
 The Company has identified certain, non-revenue producing assets, specifically two aircraft that it will divest in order to further reduce operating expenses and support its liquidity needs. The estimated proceeds from the sale of the assets as well as the savings from the related maintenance and operating costs are approximately $2.3 million.

 The Company estimates a $3 million decrease in payroll expenses by eliminating positions through the reorganization of our enrollment function, which is now under one leadership team to provide transparency and accountability.

2.
NATURE OF OPERATIONS

National American University Holdings, Inc., formerly known as Camden Learning Corporation, was incorporated in the State of Delaware on April 10, 2007. On November 23, 2009, Dlorah, Inc., a South Dakota corporation (“Dlorah”), became a wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Reorganization between the Company and Dlorah.

The Company’s common stock is listed as NAUH on the NASDAQ Global Market. The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelor’s, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; and in higher education. Courses are offered through educational sites and online. On March 21, 2018, the Company acquired substantially all of the net assets of Henley-Putnam University, a for-profit post-secondary educational institution that offers 100% online programs focused in the field of strategic security. During the fiscal year ended May 31, 2018, operations include educational sites located in Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, and Texas. Distance learning operations and central administration offices operate from Rapid City, South Dakota. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, and contracts to provide online course development, hosting and technical assistance to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with U.S. Department of Education requirements, including the maintenance of certain financial ratios.

In addition to the university operations, the Company owns and operates a real estate business known as Fairway Hills Developments, or Fairway Hills. The real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Development area of Rapid City, South Dakota.

Approximately 92% of the Company’s total revenues for each of the years ended May 31, 2018, 2017, and 2016~~,~~ were derived from NAU’s academic revenue.

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash is held in bank accounts that periodically exceed insured limits; however, no losses have occurred, and the Company does not believe the risk of loss is significant.

Investments — The Company’s investments consist of certificates of deposit, certain of which are brokered and classified as “available-for-sale.” Available-for-sale securities represent securities carried at fair value in the consolidated balance sheets. Certain of the Company’s investments have maturity dates greater than one year. However, these certificates of deposit can be accessed at any time and are convertible to cash on demand. As such, the Company has classified these amounts as current assets in the consolidated balance sheets. Unrealized gains and losses deemed to be temporary are reported net of taxes and included in other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other (expense) income – net in the consolidated statements of operations and comprehensive loss. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Proceeds from the sale or call of investments totaled $4,668, $7,652 and $3,881 for the years ended May 31, 2018, 2017 and 2016, respectively.

The Company’s investments were comprised of the following at May 31:

	2018				2017
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Certificates of deposit	$-	$-	$-	$-	$4,187	$-	$(4)	$4,183

Restricted certificates of deposit	$9,250	$-	$-	$9,250	$-	$-	$-	$-

Declines in the fair value of individual securities classified as available-for-sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value, with the resulting write-downs included in current earnings as realized losses. Unrealized losses that may occur are generally due to changes in interest rates and, as such, are considered by the Company to be temporary. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company had no impairments during the years ended May 31, 2018, 2017, and 2016.

Student Receivables — Student receivables are recorded at estimated net realizable value and are revised periodically based on estimated future collections. Interest and service charges are applied to all past due student receivables; however, collections are first applied to principal balances until such time that the entire principal balance has been received. Student accounts are charged off only when reasonable collection means are exhausted. Bad debt expense is included in selling, general and administrative cost on the consolidated statements of operations and comprehensive loss.

Other Receivables — Other receivables consist primarily of financial aid amounts due from the federal government, and the current portion of institutional receivables, which are amounts due from students and are stated at net realizable value. Long-term portion of these institutional receivables are included in other assets.

Property and Equipment — Property and equipment are stated at cost. Renewals and improvements exceeding five hundred dollars and with an expected life greater than one year are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in loss on impairment and disposition of property. For financial statement purposes, depreciation includes the depreciation of the capital lease asset in the amount of $530 for each of the fiscal years 2018, 2017 and 2016. The depreciation expense for property and equipment was $4,309, $4,815, and $5,305 for the fiscal years 2018, 2017 and 2016, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and building improvements	19–40
Land improvements	10–20
Furniture, vehicles, and equipment	5–15

For tax purposes, depreciation is computed using the straight-line and accelerated methods.

Property and equipment — net consists of the following as of May 31:

	2018	2017
Land	$211	$119
Land improvements	691	23
Construction in progress	945	5,118
Building under capital lease	10,600	10,600
Buildings and building improvements	23,871	26,724
Furniture, vehicles, and equipment	27,435	28,708
Total gross property and equipment	63,753	71,292
Less capital lease accumulated depreciation	(3,489)	(2,959)
Less other accumulated depreciation	(35,036)	(37,015)
Total net property and equipment	$25,228	$31,318

Condominium Inventory — Condominium inventory is stated at cost (including capitalized interest). Condominium construction costs are accumulated on a specific identification basis. Under the specific identification basis, cost of revenues includes all applicable land acquisition, land development and specific construction costs (including direct and indirect costs) of each condominium paid to third parties. Land acquisition, land development and condominium construction costs do not include employee related benefit costs. The specific construction and allocated land costs of each condominium, including models, are included in direct construction. Allocated land acquisition and development costs are estimated based on the total costs expected in a project. Direct construction also includes amounts paid through the closing date of the condominium for construction materials and contractor costs. Should any condominium be leased while awaiting sale, the accumulated depreciation is a reduction of the carrying value. Condominium inventory is recorded as a long term asset due to the normal operating cycle being greater than one year.

Capitalized Course Development Costs — The University internally develops curriculum and electronic instructional materials for certain courses. The curriculum is primarily developed by employees and contractors. In fiscal year 2018 the Company purchased $1,157 in curriculum in the acquisition of Henley-Putnam University. The curriculum is integral to the learning system. Customers do not acquire the curriculum or future rights to it.

The Company capitalizes course development costs. Costs that qualify for capitalization are external direct costs, payroll, and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. Capitalization ends at such time that the course and/or material is available for general use by faculty and students. After becoming available for general use, the costs are amortized on a course-by-course basis over a period of three to five years. After the amortization period commences, the cost of maintenance and support is expensed as incurred, because it does not provide future benefit. If it is determined that the curriculum will not be used, the capitalized curriculum costs are written off and expensed in the period of this determination. The amortization of capitalized course development costs was $311, $271 and $291 for the fiscal years 2018, 2017 and 2016, respectively.

Goodwill and Other Intangible Assets — Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired and is not subject to amortization. Other identified intangible assets are amortized over their estimated useful lives of four to five years. Goodwill and other intangible assets are evaluated annually for impairment or when events or circumstances indicate potential impairment.

Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are held and used, impairment exists when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be held for sale are carried at the lower of carrying value or fair value, less cost to sell. All impairment charges are included in loss on impairment and disposition of property, within the NAU segment, in the consolidated financial statements.

In November 2017, upon review of assets for impairment, management determined the estimated future undiscounted cash flows associated with the assets of the Houston, Minnetonka, Bloomington, Brooklyn Center and Burnsville locations, as the result of continued decline in financial performance, are not sufficient to recover their carrying value. Accordingly, the carrying values of the assets, primarily leasehold improvements, were reduced to their fair value, which the Company believed to be minimal. An impairment charge of $1,009 related to these five locations was recorded during the year ended May 31, 2018.

In February 2018, ten locations (including Houston and the four Minnesota locations above) were consolidated into other locations. The five other locations consolidated were Albuquerque West, Colorado Springs South, Lewisville, Richardson and Watertown. The Wichita West location was closed down as the result of a fire. An additional impairment charge of $790 was recorded during the year ended May 31, 2018, for this location.

In addition, upon our fourth quarter review for impairment, we determined that the estimated future undiscounted cash flows associated with the assets of two other locations (Zona Rosa and Indianapolis), as the result of continued decline in financial performance, were not projected to be sufficient to recover their carrying value. Accordingly, their carrying values were reduced to their fair values. An impairment charge of $436 related to these two locations was recorded during the fourth quarter of fiscal year 2018.

In February 2017, the Company announced the closure of our Allen and Austin South locations. In addition, upon our review for impairment, we determined that the estimated future undiscounted cash flows associated with the assets of two other campuses (Bellevue and Mesquite), as the result of continued decline in financial performance, were not projected to be sufficient to recover their carrying value. Accordingly, their carrying values were reduced to their fair values. An impairment charge of $852 related to these four locations was recorded during the year ended May 31, 2017.

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

Non-Controlling Interest — The non-controlling interest presented on the consolidated statements of operations and comprehensive loss represents the individual owners’ share of the Partnership’s income or loss. The consolidated balance sheet amount “Non-controlling interest” represents the individual owners’ share of the Partnership obligations in excess of Partnership assets or vice versa. The Company has determined the non-controlling owners have a legal obligation to fund such deficits and believes it is fully collectable at May 31, 2018.

Leases — Leases are evaluated and classified as either operating or capital leases. Leased property and equipment meeting certain criteria would be capitalized, and the present value of the related lease payments is recognized as a liability on the consolidated balance sheets. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease or the life of the related asset, whichever is shorter. Leasehold improvements are depreciated over the depreciable lives of the corresponding fixed asset or the related lease term, whichever is shorter.

Academic Revenue Recognition — Academic revenue represents tuition revenue and the revenue generated through NAU’s teaching relationships with other non-related party institutions. Tuition revenue and affiliate revenue is recorded ratably over the length of the respective courses. Academic revenue also includes certain fees and charges assessed at the start of each term. The portion of tuition and registration fees payments received but not earned is recorded as deferred income and reflected as a current liability on the consolidated balance sheets, as such amount represents revenue the Company expects to earn within the next year. Academic revenue is reported net of adjustments for refunds and scholarships. If a student withdraws prior to the completion of the academic term, the respective portion of tuition and registration fees that the Company already received and is not entitled to are refunded back to the students and the Department of Education. Refunds and scholarships are recorded during the respective terms. For students that have withdrawn from all classes during an academic term, the University estimates the expected receivable balance that is due from such students and records a provision to reduce academic revenue for that amount calculated based on historical collection trends and adjusted for known current factors. The amount is then recognized as academic revenue at the time the receivable is collected (e.g. cash basis).

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

Rental Income — Rental income is primarily obtained from tenants of four apartment complexes under short-term operating leases. One of these apartment complexes was recently constructed, with operations beginning June 1, 2017. Tenants are required to pay rent on a monthly basis. Rent not paid by the end of the month is considered past due, while significant amounts paid in advance are included in deferred income on the consolidated balance sheets. If a tenant becomes 60 days past due, eviction procedures are started.

Other Real Estate Income — This income is primarily obtained from members of Owners Associations who pay monthly dues. Special assessments are also charged when significant work is done on owner-occupied buildings, like exterior painting. Amounts not paid by the end of the month are considered past due.

Rental Expense — The University accounts for rent expense under its long-term operating leases using the straight-line method. Certain of the University’s operating leases contain rent escalator provisions. Accordingly, a deferred rent and tenant improvement liability of $3,538 and $4,910, at May 31, 2018 and 2017, respectively, is recorded in accrued and other liabilities, and other long-term liabilities on the consolidated balance sheets. The 2017 liability amount also includes accelerated lease liability totaling $285 due to the closure of the Allen campus.

Accrued and other liabilities — Accrued and other liabilities consisted primarily of payroll and related benefits of $2,447 and $4,160 and the current portion of the long-term deferred rent and tenant improvement liabilities of $850 and $900, for 2018 and 2017, respectively.

4.
RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, provides more useful information to users of the consolidated financial statements through improved disclosure requirements, and simplifies the preparation of the consolidated financial statements by reducing the number of requirements to which an entity must refer. The ASU outlines five steps to achieve proper revenue recognition: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This standard will be effective for the Company’s fiscal year 2019 in the first quarter ending August 31, 2018. The Company completed its evaluation of the impact on accounting policies and internal processes and controls the new standard may have on its revenue streams. Tuition revenue and affiliate revenue is recorded ratably over the length of respective courses, which the Company believes, based upon initial assessment, is reasonably consistent with the revenue recognition method required by the new standard. Under the guidance of Accounting Standards Codification Topic 605, Revenue Recognition, the Company recognizes revenue upon the receipt of cash in situations where collectability is not reasonably assured. This accounting treatment is not allowed under Topic 606 and will require modification; however, the impact on the modification is not material to the Company's consolidated financial statements as a whole.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which is intended to reduce diversity in practice and the complexity in applying existing guidance related to changing terms or conditions of share-based payment awards. The standard clarifies that modification accounting is required unless the fair value, vesting conditions, and classification as an equity or liability instrument of the modified award are the same as that of the original award immediately prior to the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. We adopted this standard for our fiscal year beginning June 1, 2018, and it is not projected to have an effect on our consolidated financial statements. ASU 2017-09 will be applied prospectively to any awards modified on or after the adoption date.

5.
REGULATORY MATTERS

The University extends unsecured credit to a portion of the students who are enrolled throughout the campuses for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV Higher Education Act of 1965, as amended (the “Higher Education Act” or “HEA”). The University is required under 34 CFR 600.5(d) to maintain at least 10% of its revenues (calculated on a cash basis) from non-Title IV program funds, commonly referred to as the “90/10 Rule”. An institution is subject to loss of eligibility to participate in Title IV programs if it fails to meet the 10% threshold for two consecutive fiscal years. If the Company were to violate the 90/10 Rule, it would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% Title IV program funds threshold and would be unable to regain eligibility for two fiscal years thereafter. The University believes they are in compliance with this requirement for the years ended May 31, 2018, 2017 and 2016, as shown in the underlying calculation:

	2018		2017		2016
Title IV HEA
funds received	$62,444		$69,900		$90,238
Academic revenue	$76,097	=82.06%	$84,600	=82.62%	$103,904	=86.85%
(cash basis)

To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by the U.S. Department of Education (the “Department”), and be certified as an eligible institution by the Department. For this reason, educational institutions are subject to extensive regulatory requirements imposed by all of these entities. After an educational institution receives the required certifications by the appropriate entities, the educational institution must demonstrate compliance with the Department’s regulations pertaining to Title IV Programs on an ongoing basis. Included in these regulations is the requirement that the Company must satisfy specific standards of financial responsibility.

Financial Responsibility Composite Score

The Department of Education evaluates educational institutions for compliance with these standards each year, based upon an educational institution’s annual audited financial statements, as well as following any changes in ownership.

Department regulations specify that an eligible institution of higher education must satisfy specific measures of financial responsibility prescribed by the Department, or post a letter of credit in favor of the Department and accept other conditions on its participation in Title IV programs. Pursuant to the Title IV program regulations, each eligible institution must satisfy a measure of financial responsibility that is based on a weighted average of the following three annual ratios which assess the financial condition of the institution:

●
Primary Reserve Ratio – measure of an institution’s financial viability and liquidity;
●
Equity Ratio – measure of an institution’s capital resources and its ability to borrow; and
●
Net Income Ratio – measure of an institution’s profitability.

These ratios provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If an institution’s composite score is at least 1.5, it is considered financially responsible. If an institution’s composite score is less than 1.5 but is 1.0 or higher, it is still considered financially responsible, and the institution may continue to participate in the Title IV programs as a financially responsible institution for up to three years under the Department of Education’s “zone” alternative. Under the zone alternative, the Department of Education may subject the institution to various operating or other requirements, which may include complying with additional Department of Education monitoring requirements, agreeing to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance funding arrangement, such as the reimbursement method of payment or heightened cash monitoring, or complying with or accepting other limitations on the institution’s ability to increase the number of programs it offers or the number of students it enrolls.

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

In addition, under regulations that took effect on July 1, 2016, institutions placed on either the heightened cash monitoring payment method or the reimbursement payment method must pay Title IV credit balances to students or parents before requesting Title IV funds from the Department and may not hold Title IV credit balances on behalf of students or parents, even if such balances are expected to be applied to future tuition payments.

Our audited financial statements for the fiscal year ended May 31, 2017 and May 31, 2016 indicated our composite score for both years was 1.8, which is sufficient to be deemed financially responsible under the Department of Education’s requirements. Our audited financial statements for the fiscal year ended May 31, 2018 indicate our composite score is 1.3. This score is subject to a final determination by the Department of Education once it receives and reviews our consolidated audited financial statements for the 2018 fiscal year, but we believe it is likely that the Department of Education will determine that we are “in the zone” and that we will be required to operate under the “zone alternative” requirements as well a s any other requirements that the Department of Education might impose in its discretion. While the Company’s operations are typically consistent with “zone alternative” requirements, new requirements imposed as a result of being “in the zone” could have a negative impact on the Company’s liquidity.

Finally, to remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. Our official cohort default rates for federal fiscal years 2014 and 2013 are 24.1% and 23.4%, respectively.  The draft cohort rate for federal fiscal year 2015 is 23.7%.

The University’s current certification to participate in the Title IV programs, which is not provisional, was effective in June 2013 and extends through March 31, 2019.

6.
STUDENT RECEIVABLES, NET

Student receivables, net consist of the following as of the respective period ends:

	May 31,	May 31,
	2018	2017
Student accounts receivable	$3,480	$4,090
Less allowance for doubtful accounts	(587)	(1,195)
Student receivables, net	$2,893	$2,895

Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in the allowance for doubtful accounts for the years ended May 31:

	2018	2017	2016
Beginning allowance for doubtful accounts	$1,195	$723	$1,026
Provisions for uncollectible accounts receivable	2,152	3,740	5,403
Write offs	(3,585)	(4,082)	(6,569)
Recoveries	825	814	863
Ending allowance for doubtful accounts	$587	$1,195	$723

7.
CONDOMINIUM PROJECT

The Company built 24 condominium units called Vista Park to be sold to the general public. Four condo units were sold in the year ended May 31, 2018, two in 2017, and none in 2016. As of May 31, 2018 and 2017, three and seven units, respectively, remained unsold. The remaining condominium units are accounted for within condominium inventory on the consolidated balance sheets. The sales of the units are recorded within condominium sales and their cost is recorded within cost of condominium sales on the consolidated statements of operations and comprehensive loss.

8.
LETTER OF CREDIT AND LONG-TERM DEBT

During the year ended May 31, 2018, the Company entered into an irrevocable letter of credit with Great Western Bank for $1,000. The agreement expires December 19, 2018, bears interest at 0.5% over the prime rate, and is secured by a restricted certificate of deposit totaling $1,250 at May 31, 2018. The letter of credit was required by the state of New Mexico in an amount set by the New Mexico Department of Higher Education. Great Western Bank has restricted the $1,250 Certificate of Deposit as collateral for the $1,000 Letter Of Credit and the Company’s purchasing card account. The $1,000 bonding requirement in New Mexico has been satisfied through a bond and the State has released the Letter of Credit. This $1,000 of restricted cash will become unrestricted cash.

On May 17, 2018, Dlorah and the Company jointly and severally issued to Black Hills Community Bank, N.A. (the “Bank”) a promissory note in the principal amount of $8,000 (the “Note”), which is secured by a mortgage granted by Dlorah to the Bank on certain real property located in Pennington County, South Dakota, pursuant to a collateral real estate mortgage (the “Mortgage,” and together with the Note, the “Loan Agreements”) entered into between Dlorah and the Bank on the same date as the Note, and certain related rents, as well as a security interest in certain deposit accounts, to include restricted certificates of deposit totaling $8,000 at May 31, 2018. The Company's Board of Directors requested the $8,000 in Certificates of Deposit be restricted, and not available for spending, pending the achievement of budgeted financial targets in the current fiscal year. These Certificates of Deposit are also restricted by the Bank and are not available for spending.

The Loan Agreements provide for an $8,000 five-year term loan (the “Loan”). The Loan carries a fixed interest rate of 4% (the “Interest Rate”) and is payable as follows: beginning June 17, 2018, 59 monthly consecutive interest-only payments based on the unpaid principal balance of the Loan at the Interest Rate; beginning May 17, 2019, four consecutive annual principal payments of $800 each, during which interest will continue to accrue on the unpaid principal balance of the Loan at the Interest Rate; and on May 17, 2023, one payment of the remaining principal balance and one month of accrued interest on the Loan in the amount of $4,816. The Company and Dlorah may prepay the Loan at any time without penalty unless the Note is refinanced with proceeds derived from another lender, in which case the Bank will be entitled to a prepayment penalty of 1%. The Loan Agreements also contain various affirmative and negative covenants, including financial covenants and events of default.

Future principal maturities are as follows as of May 31, 2018:

2019	$800
2020	800
2021	800
2022	800
2023	4,800
$8,000

9.
LEASES

The University leases building facilities for branch operations and equipment for classroom operations under operating leases with various terms and conditions. Total rent expense for the years ended May 31, 2018, 2017 and 2016, was $5,482, $5,919, and $5,737, respectively, which is included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive income.

Future minimum lease payments on noncancelable operating leases for the future fiscal years ending May 31 are as follows:

2019	$5,590
2020	4,835
2021	3,718
2022	2,874
2023	2,222
Thereafter	4,019
$23,258

Future minimum lease payments at May 31, 2017 included the remaining lease payments for the Tigard, Weldon Spring and Austin South campuses. The associated lease payments were not accelerated because the Company was still receiving economic benefit from the leases at May 31, 2017. Effective August 1, 2017, the future obligation under the Tigard lease was bought out through a cash payment of $820. August 31, 2017 was the ceased use date for Tigard. Effective May 31, 2017, the Allen campus lease payments were accelerated as there was no intention to utilize the campus going forward, resulting in a liability of $285 at May 31, 2017. May 31, 2017 was the ceased use date for Allen. Effective June 30, 2017, the future obligation under the Allen lease was bought out through a cash payment of $190. The Company exercised the early termination option on its downtown Rapid City location, which terminated the lease on May 31, 2018. In May 2018, the Company exercised the early termination option on its Watertown, South Dakota lease, which terminates it effective November 30, 2018. The associated lease payments for Watertown were not accelerated because the Company was still receiving economic benefit from this lease at May 31, 2018. November 30, 2018 will be the cease use date for Watertown. Through regular monthly payments, exercise of early termination options, and buy-outs, the Company was able to reduce its operating lease obligation by $7,986 during the year ended May 31, 2018.

Effective November 1, 2011, the Company entered into a 20-year capital lease arrangement for space that houses the corporate headquarters, distance learning operations, and the Rapid City campus operations. The Company is obligated to make future payments under the capital lease obligation, which totaled $18.0 million and $19.2 million as of May 31, 2018 and 2017, respectively; had a net present value of $11.2 million and $11.6 million as of May 31, 2018 and 2017, respectively; and was recognized as current and non-current capital lease payable of $380 and $10,857 at May 31, 2018 and $331 and $11,237 at May 31, 2017, respectively. The capital lease asset totals $10,600, and accumulated depreciation totals $3,489 and $2,959 at May 31, 2018 and 2017, respectively. The net amount is included in net property and equipment in the consolidated balance sheets.

The following is a schedule of future minimum commitments under the capital lease obligation as of May 31, 2018:

2019	$1,183
2020	1,207
2021	1,231
2022	1,255
2023	1,280
Thereafter (through October 2031)	11,836
Total future minimum lease obligation	$17,992
Less: Imputed interest on capital leases	(6,755)
Net present value of lease obligations	$11,237

10.
STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 24,344,122 and 24,224,924 shares of common stock were outstanding as of May 31, 2018 and 2017, respectively. No shares of preferred stock or Class A common stock were outstanding at May 31, 2018 and 2017.

Stock-Based Compensation
In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “Plan”) pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally two years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the Plan may be incentive stock options or nonqualified stock options. At May 31, 2018, all stock options issued have been nonqualified stock options.  A total of 1,300,000 shares were authorized by the Plan.  Shares forfeited or canceled are eligible for reissuance under the Plan. At May 31, 2018, 217,335 shares of common stock remain available for issuance under the Plan.

In October 2013, the Company’s Board of Directors adopted the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan. The Company may grant restricted stock awards or restricted stock units to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Restricted stock grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant and vest over various terms. Shares forfeited or canceled are eligible for reissuance under the Plan. At May 31, 2018, 750,000 shares of common stock remain available for issuance under the 2013 Plan.

The Company’s board of directors has approved the termination of the 2013 Plan subject to the approval by the stockholders of the National American University Holdings, Inc. 2018 Stock Option and Compensation Plan at the 2018 Annual Meeting of Stockholders.

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

During the year ended May 31, 2018, the Company awarded 52,615 restricted stock awards with time based vesting at a grant date fair value of $2.10 per share to members of the board of directors. 5,000 shares vested upon issuance on October 3, 2017 and 47,615 shares vest one year from the October 3, 2017 grant date and require board service for the entire year.

Compensation expense associated with restricted stock awards, totaled $112, $91 and $116 for the years ended May 31, 2018, 2017 and 2016, respectively. At May 31, 2018, unamortized compensation cost of restricted stock awards totaled $34. The unamortized cost is expected to be recognized over a weighted-average period of 0.3 years as of May 31, 2018.

A summary of restricted share awards activity as of May 31, 2018 and 2017, and the changes during the years then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2016	40,485	$2.47
Granted	46,945	1.96
Vested	(40,485)	2.47
Forfeited	0	0
Non-vested shares at May 31, 2017	46,945	$1.96
Granted	52,615	2.10
Vested	(51,945)	1.97
Forfeited	0	0
Non-vested shares at May 31, 2018	47,615	$2.10

Restricted Stock Units
During the quarter ended August 31, 2016, the Company issued 281,250 restricted stock units (“RSUs”) with performance-based vesting under the 2013 Plan. The number of shares to be earned was determined by the Company’s profitability and other operating metrics during the year ended May 31, 2017. The grant date fair value of the RSUs was $1.93 per share. No expense was recorded as targeted profitability and operating metrics were not attained and all shares were canceled on May 31, 2017.

During the quarter ended August 31, 2017, the Company issued 281,250 restricted stock units with performance-based vesting under the 2013 Plan. The number of shares to be earned was determined by the Company’s profitability and other operating metrics during the year ended May 31, 2018. The grant date fair value of the RSUs was $2.38 per share. No expense was recorded as targeted profitability and operating metrics were not attained and all shares were canceled on May 31, 2018.

Unrestricted Stock
Unrestricted stock is issued to certain employees in settlement of a portion of their salaries and bonuses.  Compensation expense in the consolidated statements of operations and comprehensive loss associated with these unrestricted stock issuances totaled $121, $60 and $320, respectively, for the years ended May 31, 2018, 2017, and 2016.

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

For stock options issued during the years ended May 31, 2018 and 2017, the following assumptions were used to determine fair value:

Assumptions used:	2018	2017
Expected term (in years)	5.75	5.75
Weighted average expected volatility	48.75%	50.65%
Expected volatility range	48.15-49.14%	50.65-50.65%
Weighted average risk free interest rate	2.29%	1.37%
Risk free interest rate range	2.11 – 2.57%	1.37 - 1.37%
Weighted average expected dividend	0.00%	8.60%
Expected dividend range	0.00 – 0.00%	8.60 – 8.60%
Weighted average fair value	$0.72	$0.41

Expected volatilities are based on historic volatilities from the Company’s traded shares. The expected term of options granted is the safe harbor period. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company.

A summary of option activity under the Plan as of May 31, 2018 and 2017, and changes during the years then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at May 31, 2016	192,350	$4.11	8.4	$0
Granted	12,500	1.96
Exercised	0	0
Forfeited or canceled	(14,000)	5.80
Outstanding at May 31, 2017	190,850	$3.85	7.6	$7
Exercisable at May 31, 2017	190,850	$3.85	7.6	$7

Outstanding at May 31, 2017	190,850	$3.85	7.6	$7
Granted	20,500	1.51
Exercised	0	0
Forfeited or canceled	(18,000)	3.83
Outstanding at May 31, 2018	193,350	$3.54	6.9	$0
Exercisable at May 31, 2018	189,350	$3.59	6.9	$0

The Company recorded compensation expense for stock options of $12, $5 and $121, for the years ended May 31, 2018, 2017 and 2016, respectively, in the consolidated statements of operations and comprehensive loss. As of May 31, 2018, there is unrecognized compensation cost of $2 related to unvested stock option-based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.0 year as of May 31, 2018.

The Company plans to issue new shares as settlement of options exercised. There were no options exercised during the years ended May 31, 2018 or 2017.

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

11.
EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan Payable — The Company sponsors a 401(k) plan for its University employees, which provides for a discretionary match, net of forfeitures, of up to 5%. The University uses certain consistently applied operating ratios to determine contributions. The University’s matching contributions paid were $0, $0, and $514 during the years ended May 31, 2018, 2017 and 2016, respectively. At May 31, 2018 and 2017, there were no accruals for the University’s 401(k) match.

Compensation Plans — The Company has entered into an employment agreement, as amended, with Dr. Ronald Shape, Chief Executive Officer that requires, among other things, an annual incentive payment as defined in the agreement. There were no incentive payments made for 2018, 2017 and 2016. In addition, as part of the Chief Executive Officer compensation plan, $100 annually is scheduled to be paid in equal monthly installments converted to the Company’s common stock shares based on the closing price on the last day of the month. In the fall of 2016, the Board of Directors voted to temporarily reduce the Chief Executive Officer compensation by $67 by suspending the monthly stock payments from October 2016 through May 2017. For the 2018 year, stock payments at the $100 per year resumed, but for the last two months, Dr. Shape elected to forgo the awards.

In addition, the Company has an approved Named Executive Officer Compensation Plan.  The compensation plan has a base salary component, quarterly achievement award component and an annual achievement award component as defined in the agreements.

12.
SELF-INSURED HEALTH INSURANCE

The Company maintains a self-insured health insurance plan for employees. Under this plan, the Company pays a monthly fee to its administrator, as well as claims submitted by its participants. As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted, the Company has recorded a liability for outstanding claims of $375 and $399 at May 31, 2018 and 2017, respectively. Such liability is reported with accrued and other liabilities in the consolidated balance sheets.

13.
INCOME TAXES

Components of the provision for income taxes for the years ended May 31, 2018, 2017 and 2016, were as follows:

	2018	2017	2016
Current tax (benefit) expense:
Federal	$(96)	$(2,270)	$(1,579)
State	57	95	64
	(39)	(2,175)	(1,515)

Deferred tax (benefit) expense:
Federal	(181)	733	(1,183)
State	(12)	(108)	(196)
	(193)	625	(1,379)
Total tax (benefit) expense	$(232)	$(1,550)	$(2,894)

The effective tax rate varies from the statutory federal income tax rate for the following reasons:

	2018	2017	2016

Statutory	(29.2)%	(34.0)%	(34.0)%
Tax Effect of US Tax Reform	17.3%	0.0%	0.0%
State income taxes — net of federal benefit	0.3	(0.6)	(1.9)
Deferred tax valuation allowance	10.6	15.6	0.0
Permanent differences and other	(0.9)	(0.9)	0.6
Effective income tax rate	(1.9)%	(19.9)%	(35.3)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) as of May 31 were as follows:

	2018	2017
Deferred income tax assets:
Account receivable allowances	$165	$493
Bad debt write-offs	793	1,521
Other	73	32
Accrued salaries	360	612
Start up costs	123	217
Capital lease obligations	2,753	4,338
Net operating loss carryforwards - expires 2021-2037	3,071	243
Deferred rent	867	1,841
Total deferred income tax assets	8,205	9,297
Valuation allowance	(3,444)	(1,222)
Net deferred income tax assets	4,761	8,075

Deferred income tax liabilities:
Fixed assets and course development	(4,406)	(7,689)
Prepaid expenses	(355)	(564)
Other	0	(16)
Total deferred income tax liabilities	(4,761)	(8,269)

Net deferred income tax assets (liabilities)	$0	$(194)

As of May 31, 2018 and 2017, the Company had net operating loss (NOL) carryforwards of approximately $12 million and $0, respectively, adjusted for certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward has no expiration . Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of May 31, 2018 and 2017 to reduce the tax benefit asset value to zero.

The change in the valuation allowance for deferred tax assets for the years ended May 31, 2018 and 2017 was $2.2 million and $1.2 million, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2018 and 2017, and recorded a full valuation allowance.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%. The accounting for these changes has been completed. The Company has recorded an income tax expense of $1,125 due to a re-measurement of deferred tax assets and liabilities; however, this has been offset by the valuation allowance noted above.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. Because of closure of an Internal Revenue Service examination, the Company is generally no longer subject to U.S. federal income tax or state and local tax examinations for years before 2014.

14.
EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	For the year ended May 31,
	2018	2017	2016
Numerator:
Net loss attributable to National American
University Holdings, Inc.	$(12,157)	$(6,277)	$(5,349)
Denominator:
Weighted average shares outstanding used to compute
basic net income per common share	24,239,888	24,154,541	24,651,521
Incremental shares issuable upon the assumed exercise of
stock options	-	-	-
Incremental shares issuable upon the assumed vesting of
restricted shares	-	-	-
Common shares used to compute diluted net income per
share	24,239,888	24,154,541	24,651,521
Basic net loss per common share	$(0.50)	$(0.26)	$(0.22)

Diluted net loss per common share	$(0.50)	$(0.26)	$(0.22)

A total of 189,350, 190,850 and 192,350 shares of common stock subject to issuance upon exercise of stock options for the year ended May 31, 2018, 2017 and 2016, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 99,560, 87,430, and 82,640 shares of common stock subject to issuance upon vesting of restricted shares for the year ended May 31, 2018, 2017 and 2016, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

In April 2017, a former NAU employee filed a qui tam suit against NAU, NAUH, and Dlorah, Inc., alleging certain violations of the Higher Education Act and Title IV program requirements, including alleged misrepresentations to a programmatic accrediting agency, alleged miscalculating its percentage of revenues derived from Title IV program funds under the 90/10 Rule, and alleged noncompliance with the incentive compensation prohibition. The U.S. government decided to not intervene in the lawsuit at that time, and the complaint was then unsealed by the court in January 2018, with an amended complaint being filed on April 24, 2018. The U.S. government reserved the right to intervene at a later time. The case is styled U.S. ex rel. Brian Gravely v. National American University, et al., No. 5:17-cv-05032-JLV, and remains pending in the U.S. District Court for the District of South Dakota. NAU, NAUH, and Dlorah, Inc., have filed an answer to the amended complaint, deny any legal wrongdoing or liability. We cannot predict the outcome of this litigation, nor its ability to harm our reputation, impose litigation costs, or materially adversely affect our business, financial condition, and results of operations. The amount or range of reasonably possible losses cannot be determined and, accordingly, no liability has been accrued for this matter.

16.
BUSINESS ACQUISITION AND INTANGIBLE ASSETS

On March 21, 2018, the Company acquired substantially all of the assets of Henley-Putnam University (“HPU”), a for-profit post-secondary educational institution that offers 100% online programs focused in the field of strategic security, for a cash payment of $1,933. Excluded from the transaction are leases on real estate, server and certain other technology and equipment, and related items. The results of HPU’s operations have been included in the consolidated statements of operations and comprehensive loss since March 21, 2018. HPU’s service areas complement the Company’s current educational offerings and locations. Within the last five years, HPU has invested in the expansion of its curriculum, programs, and student services, as well as cultivating its relationship with parts of the armed forces. Because the institution elected not to pursue Title IV eligibility, its ability to recruit students and support its efforts was limited. Upon review of HPU’s programs and operations, the Company found that acquiring HPU was in alignment with its strategic initiative to expand academic offerings and support services to the Company’s armed forces student population; approximately 25% of the University’s student population are active-duty service members, veterans, or dependents of an active-duty service members or veterans.

The total purchase price was allocated to the fair values of the assets acquired and the liabilities assumed as follows:

Cash and cash equivalents	$664
Student receivables - net	157
Prepaid and other current assets	17
Course development	1,067
Goodwill	363
Other intangibles	229
Accounts payable	(63)
Deferred income	(272)
Accrued and other liabilities	(229)
Total fair value of net assets acquired	1,933
Less cash acquired	(664)
Total consideration for acquisition, less cash acquired	$1,269

Course development costs are being amortized on a straight-line basis over five years. Goodwill is calculated as the excess of the purchase price paid over the net assets recognized. The goodwill recorded as part of the acquisition primarily reflects the assembled workforce and a proven ability to generate new products and services to drive future revenue.

The purchased intangible assets consist of student relationships and the Henley-Putnam brand name. These assets are being amortized on a straight-line basis over four and five years, respectively. Net intangible assets consist of the following at May 31, 2018:

		Accumulated	Net Carrying
	Cost	Amortization	Amount
Student relationships	$157	$(18)	$139
Brand name	72	(4)	68
	$229	$(22)	$207

Future amortization expense is as follows as of May 31, 2018:

FY 2019	$54
FY 2020	54
FY 2021	54
FY 2022	34
FY 2023	11
$207

The results of HPU’s operations have been included in the consolidated statements of operations and comprehensive income since March 21, 2018. Below are the results of operations from March 21, 2018 through May 31, 2018. Proforma information is not presented as the effects are immaterial.

Academic revenue	$235
Auxiliary revenue	6
Total revenue	241

Cost of educational services	176
Selling, general and administrative	180
Auxiliary expense	5

Total operating expenses	361

Operating income (loss)	$(120)

17.
FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at May 31, 2018 and 2017:

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

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
May 31, 2018
Investments
Restricted certificates of deposit	$-	$9,250	$-	$9,250
Total assets at fair value	$-	$9,250	-	$9,250

May 31, 2017
Investments
Certificates of deposit	-	$4,183	-	$4,183
Money market accounts included in cash equivalents	$9	-	-	9
Total assets at fair value	$9	$4,183	-	$4,192

Following is a summary of the valuation techniques for assets and liabilities recorded in the consolidated balance sheets at fair value on a recurring basis:

Certificates of deposit (“CD’s”) and money market accounts: Investments which have closing prices readily available from an active market are used as being representative of fair value. The Company classifies these investments as level 1. Market prices for certain CD’s are obtained from quoted prices for similar assets. The Company classifies these investments as level 2. The certificates at May 31, 2018 are restricted by a $1 million letter of credit and an $8 million promissory note. See further information in Note 8 to these consolidated financial statements.

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

	For the year ended May 31,			For the year ended May 31,			For the year ended May 31,
	2018			2017			2016
			Consolidated			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic	$70,885	$-	$70,885	$80,595	$-	$80,595	$88,697	$-	$88,697
Auxiliary	3,885	-	3,885	4,832	-	4,832	6,306	-	6,306
Rental income -
apartments	-	1,404	1,404	-	1,160	1,160	-	1,110	1,110
Condominium sales	-	817	817	-	-	-	-	-	-
Other real estate income	-	193	193	-	-	-	-	-	-

Total revenue	74,770	2,414	77,184	85,427	1,160	86,587	95,003	1,110	96,113

Operating expenses:
Cost of educational
services	26,146	-	26,146	27,657	-	27,657	26,093	-	26,093
Selling, general
and administrative	54,293	1,890	56,183	60,171	1,468	61,639	70,819	1,392	72,211
Auxiliary expense	2,741	-	2,741	3,477	-	3,477	4,667	-	4,667
Cost of condominium sales	-	709	709		-	-
Loss on couse development impairment	286	-	286	-	-	-	-	-	-
Loss on lease termination and acceleration	362	-	362	285	-	285	-	-	-

Loss (gain) on impairment and dispositon of property	2,250	8	2,258	862	(95)	767	810	(75)	735
Total operating
expenses	86,078	2,607	88,685	92,452	1,373	93,825	102,389	1,317	103,706

Operating loss	(11,308)	(193)	(11,501)	(7,025)	(213)	(7,238)	(7,386)	(207)	(7,593)
Other income
(expense):
Interest income	65	11	76	78	24	102	80	7	87
Interest expense	(833)	(13)	(846)	(850)	-	(850)	(870)	-	(870)
Other income
(expense) - net	(72)	-	(72)	-	209	209	-	178	178
Total other
(expense) income - net	(840)	(2)	(842)	(772)	233	(539)	(790)	185	(605)
(Loss) income
before taxes	$(12,148)	$(195)	$(12,343)	$(7,797)	$20	$(7,777)	$(8,176)	$(22)	$(8,198)

	As of and for the Year Ended			As of and for the Year Ended			As of and for the Year Ended
	May 31, 2018			May 31, 2017			May 31, 2016
			Consolidated			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total	NAU	Other	Total
Total assets	$35,363	$13,444	$48,807	$44,422	$13,170	$57,592	$60,614	$7,912	$68,526

Expenditures for
long-lived assets	$1,016	$749	$1,765	$1,136	$4,411	$5,547	$710	$249	$959
Depreciation and
amortization	$3,965	$677	$4,642	$4,548	$538	$5,086	$5,058	$538	$5,596

19.
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected unaudited quarterly financial information for the last eight quarters.

	Quarter
	First	Second	Third	Fourth
Fiscal Year Ended May 31, 2018
Revenues	$19,796	$20,018	$18,227	$19,143
Operating (loss) income	(3,910)	(3,580)	(3,586)	(425)
Net loss	(3,814)	(3,772)	(3,692)	(833)
Net loss attributable to
NAUH and Subsidiaries	(3,828)	(3,777)	(3,707)	(849)
Net loss per share (common):
Basic	(0.16)	(0.16)	(0.15)	(0.03)
Diluted	(0.16)	(0.16)	(0.15)	(0.03)

Basic and Diluted weighted average shares outstanding	24,181,440	24,219,884	24,269,158	24,290,404

Fiscal Year Ended May 31, 2017
Revenues	$21,130	$21,983	$21,331	$22,143
Operating loss	(2,875)	(993)	(2,212)	(1,158)
Net loss	(2,039)	(742)	(2,524)	(922)
Net loss attributable to
NAUH and Subsidiaries	(2,056)	(752)	(2,536)	(931)
Net loss per share (common):
Basic	(0.09)	(0.03)	(0.10)	(0.04)
Diluted	(0.09)	(0.03)	(0.10)	(0.04)

Basic and Diluted weighted average shares outstanding	24,114,294	24,148,355	24,177,979	24,177,979

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.

Item 9A. Controls and Procedures Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as this term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2018.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2018, due to a material weakness in our internal control over financial reporting as described in (b) below. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

We have begun implementing various changes in our internal control over financial reporting to remediate the material weaknesses described below.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, due to the material weakness described below, we have concluded that our internal control over financial reporting was not effective as of May 31, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.
During the preparation of our financial statements for the year ended May 31, 2018, our management determined that, as of May 31, 2018, there was a material weakness in the Company’s control environment in that it did not have personnel with sufficient accounting experience to ensure that more complex accounting analyses are properly prepared and reviewed. Specifically, our controls were not properly designed to provide reasonable assurance that we (1) adequately prepare and review the forecast assumptions incorporated into our acquired asset valuation model used for purchase accounting purposes, (2) properly assess and conclude on long-lived asset impairments at the end of each reporting period, and (3) adequately prepare and review forecast assumptions used in our preparation of forecasted financial information used to assess our ability to continue as a going concern. The material weakness is principally the result of insufficient accounting resources, including a controller, and insufficient technical competence of its financial personnel to appropriately perform and to monitor the performance of control activities. This material weakness resulted in, or could have resulted in, material misstatements in the May 31, 2018 financial statements (including disclosures) that were corrected prior to issuance.

(c) Material Weakness Discussion and Remediation

Management analyzed the impacts resulting from the material weakness identified above and concluded that it did not have a material impact on our previously issued consolidated financial statements. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the accompanying financial statements fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented.

Plan for Remediation of Material Weaknesses

Following the identification of the foregoing material weaknesses, management commenced implementation of a remediation plan, which is ongoing. We are in the process of evaluating the sufficiency, experience, and training of our internal personnel and we will hire additional personnel or use external resources. Management believes that the implementation of this plan will remediate the material weaknesses described above. We are in the process of further reviewing, documenting, and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

(d) Changes in Internal Control Over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fourth quarter of 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after May 31, 2018. Except for those portions specifically incorporated in this annual report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of May 31, 2018, which includes our 2009 Stock Option and Compensation Plan and our 2013 Restricted Stock Unit Plan.

	Number of securities to be		Number of securities remaining available for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan category	rights	rights	column (a))
	(a)	(b)
Equity compensation plans approved by stock holders(1)	193,350	$3.54	967,335
Total	193,350	$3.54	967,335

(1)
See Part II, Item 8, “Financial Statements and Supplementary Data”-"National American University Holdings, Inc. "Notes to Consolidated Financial Statements—Note 10—Stockholders' Equity" for further description of our equity compensation plans.

(a)
Includes grants of stock options, time-based restricted stock awards, and performance based restricted stock units. For purposes of the table above, the number of shares to be issued under performance based restricted stock units reflects the maximum number of shares that may be issued; the actual number of shares to be issued will depend on the results of operations during the fiscal year ending May 31, 2018, and beyond

(b)
Includes weighted average exercise price of stock options only.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the information set forth in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this annual report on Form 10-K.

(a)(2) Financial Statement Schedules

None required.

(b) Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Reorganization, dated August 7, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 11, 2009)

2.2
Amended and Restated Agreement and Plan of Reorganization, dated August 11, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc. and Dlorah, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 11, 2009)

2.3
Amendment No. 1 to the Amended and Restated Agreement and Plan of Reorganization, dated October 26, 2009, by and among Camden Learning Corporation, Dlorah Subsidiary, Inc., and Dlorah, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2009)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2009)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on October 4, 2013)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 30, 2009)

4.2
Collateral Real Estate Mortgage, dated May 17, 2018, by Dlorah, Inc. in favor of Black Hills Community Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 21, 2018)

4.3
Promissory Note, dated May 17, 2018, by Dlorah, Inc. and National American University Holdings, Inc. to Black Hills Community Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 21, 2018)

10.1
Registration Rights Agreement, dated as of November 23, 2009, by and among Camden Learning Corporation and each of H. & E. Buckingham Limited Partnership and Robert D. Buckingham Living Trust (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 30, 2009)

10.2
Registration Rights Agreement, dated as of November 29, 2007, by and among Camden Learning Corporation and certain of the founding stockholders of Camden Learning Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 5, 2007)

10.3
Form of Restricted Stock Agreement under the registrant’s 2009 Stock Option and Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2010) *

10.4
National American University Holdings, Inc. 2009 Stock Option and Compensation Plan., as amended (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 30, 2009, and to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 27, 2014) *

10.5
Employment Agreement between Dlorah, Inc. and Jerry L. Gallentine, amended and restated September 9, 2003, and further amended by the First Amendment to Employment Agreement, dated November 18, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on November 30, 2009)

10.6
Employment Agreement between Dlorah, Inc. and Ronald Shape, dated effective as of June 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2012) *

10.7
Joinder to Registration Rights Agreement, dated as of January 12, 2010 between National American University Holdings, Inc. and T. Rowe Price Associates, Inc. on behalf of its investment advisory clients T. Rowe Price Small-Cap Value Fund, Inc. and T. Rowe Price U.S. Equities Trust (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on March 23, 2010)

10.8	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2010) *

10.9
National American University Holdings, Inc. 2013 Restricted Stock Unit Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 27, 2014) *

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
Denotes management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

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
(principal financial officer and principal accounting officer)

Dated as of September 13, 2018.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 13, 2018.

Name	Title

Dr. Edward D. Buckingham	Chairman of the Board of Directors

/s/ Jerry L. Gallentine
Jerry L. Gallentine, Ph.D.	Co-Vice Chairman of the Board of Directors

/s/ Therese Crane
Therese Crane, Ed.D.	Director

/s/ Jeffrey Berzina
Jeffrey Berzina	Director

/s/ Thomas D. Saban
Thomas D. Saban, Ph.D.	Director

/s/ Jim Rowan
Jim Rowan	Director

/s/ Richard Halbert
Richard Halbert	Director

/s/ Robert D. Buckingham
Robert D. Buckingham	Co-Vice Chairman of the Board of Directors

/s/ Ronald L. Shape
Ronald L. Shape, Ed. D.	President, Chief Executive Officer and Director