Form 10-Q
period 2018-08-31
National American University Holdings, Inc.
filed 2018-10-16
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018

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

As of October 5, 2018, 24,356,306 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES INDEX

		Page of Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheet as of August 31, 2018 and May 31, 2018	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended August 31, 2018 and 2017	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2018 and 2017	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2018 and 2017	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4.	CONTROLS AND PROCEDURES	29

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	30
ITEM 1A.	RISK FACTORS	30
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4.	MINE SAFETY DISCLOSURES	31
ITEM 5.	OTHER INFORMATION	31
ITEM 6.	EXHIBITS	32

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 2018
AND MAY 31, 2018
(In thousands, except share and per share amounts)
	August 31,	May 31,
	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,247	$5,324
Student receivables — net of allowance of $512 and $587 at August 31, 2018
and May 31, 2018, respectively	3,558	2,893
Other receivables	409	563
Income taxes receivable	5	105
Prepaid and other current assets	894	1,552
Total current assets	8,113	10,437
TOTAL PROPERTY AND EQUIPMENT - NET	24,309	25,228
OTHER ASSETS:
Restricted certificates of deposit	9,250	9,250
Condominium inventory	321	512
Land held for future development	414	414
Course development — net of accumulated amortization of $3,691 and $3,577 at
August 31, 2018 and May 31, 2018, respectively	1,724	1,841
Goodwill	363	363
Other intangibles — net of accumulated amortization of $24 and $22 at August 31,
2018 and May 31, 2018, respectively	205	207
Other	901	555
Total other assets	13,178	13,142
TOTAL	$45,600	$48,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$392	$380
Current portion of long-term debt	800	800
Accounts payable	3,555	1,991
Income taxes payable	77	70
Deferred income	4,122	3,758
Accrued and other liabilities	4,523	4,090
Total current liabilities	13,469	11,089
OTHER LONG-TERM LIABILITIES	2,350	2,688
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	10,756	10,857
LONG-TERM DEBT, NET OF CURRENT PORTION	7,200	7,200
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,691,771 issued and
24,350,698 outstanding as of August 31, 2018; 28,685,195 issued and 24,344,122
outstanding as of May 31, 2018)	3	3
Additional paid-in capital	59,337	59,305
Accumulated deficit	(25,070)	(19,873)
Treasury stock, at cost (4,341,073 shares at August 31, 2018 and 4,341,073
shares at May 31, 2018)	(22,496)	(22,496)
Total National American University Holdings, Inc. stockholders' equity	11,774	16,939
Non-controlling interest	51	34
Total stockholders' equity	11,825	16,973
TOTAL	$45,600	$48,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(In thousands, except share and per share amounts)
	Three Months Ended
	August 31,
	2018	2017
REVENUE:
Academic revenue	$14,680	$18,190
Auxiliary revenue	727	1,044
Rental income — apartments	351	342
Condominium sales	225	220
Other real estate income	52	-

Total revenue	16,035	19,796

OPERATING EXPENSES:
Cost of educational services	6,354	6,900
Selling, general and administrative	13,072	15,508
Auxiliary expense	501	741
Cost of condominium sales	189	236
Loss on lease termination and acceleration	43	362
Loss (gain) on impairment and disposition of property and equipment	554	(41)

Total operating expenses	20,713	23,706

OPERATING LOSS	(4,678)	(3,910)

OTHER INCOME (EXPENSE):
Interest income	31	20
Interest expense	(283)	(209)
Other income — net	1	44

Total other expense	(251)	(145)

LOSS BEFORE INCOME TAXES	(4,929)	(4,055)

INCOME TAX (EXPENSE) BENEFIT	(8)	241

NET LOSS	(4,937)	(3,814)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING	(17)	(14)
INTEREST

NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN
UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	(4,954)	(3,828)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized losses on investments, net of tax benefit	-	(6)
Income tax benefit related to items of other comprehensive loss

COMPREHENSIVE LOSS ATTRIBUTABLE TO
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(4,954)	$(3,834)

Basic net loss attributable to National American University Holdings, Inc.	$(0.20)	$(0.16)
Diluted net loss attributable to National American University Holdings, Inc.	$(0.20)	$(0.16)
Basic weighted average shares outstanding	24,298,761	24,181,440
Diluted weighted average shares outstanding	24,298,761	24,181,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(In thousands, except share and per share amounts)

					Accumulated
		Additional			other		Total
	Common	paid-in	Accumulated	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	deficit	stock	loss	interest	equity

Balance - May 31, 2017	$3	$59,060	$(6,622)	$(22,481)	$(4)	$(16)	$29,940

Purchase of 2,916 shares common
stock for the treasury	-	-	-	(7)	-	-	(7)
Share based compensation expense	-	57	-	-	-	-	57
Dividends declared ($0.045 per share)	-	-	(1,090)	-	-	-	(1,090)
Net (loss) income	-	-	(3,828)	-	-	14	(3,814)
Other comprehensive loss, net of tax	-	-	-	-	(6)	-	(6)
Balance - August 31, 2017	$3	$59,117	$(11,540)	$(22,488)	$(10)	$(2)	$25,080

Balance - May 31, 2018	$3	$59,305	$(19,873)	$(22,496)	$-	$34	$16,973
Impact of adoption of
new accounting standard	-	-	(243)	-	-	-	(243)
Share based compensation expense	-	32	-	-	-	-	32
Net (loss) income	-	-	(4,954)	-	-	17	(4,937)
Balance - August 31, 2018	$3	$59,337	$(25,070)	$(22,496)	$-	$51	$11,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(In thousands)

	Three Months Ended
	August 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,937)	$(3,814)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	1,054	1,206
Loss on lease termination	43	362
Loss (gain) on impairment and disposition of property	554	(41)
Provision for uncollectable tuition	425	610
Noncash compensation expense	32	57
Deferred income taxes	0	(241)
Changes in assets and liabilities:
Student and other receivables	(936)	(810)
Prepaid and other current assets	658	482
Condominium inventory	191	236
Other assets	(354)	49
Income taxes receivable/payable	107	8
Accounts payable	1,154	461
Deferred income	364	193
Accrued and other liabilities	190	(654)
Other long-term liabilities	(338)	(1,008)
Net cash flows used in operating activities	(1,793)	(2,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	0	(496)
Proceeds from sale of available for sale investments	0	488
Purchases of property and equipment	(201)	(1,017)
Proceeds from sale of property and equipment	2	210
Course development	(4)	(68)
Payments received on contract for deed	0	2
Other	8	0
Net cash flows used in investing activities	(195)	(881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(89)	(78)
Purchase of treasury stock	0	(7)
Dividends paid	0	(1,087)
Net cash flows used in financing activities	(89)	(1,172)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(In thousands)

	Three Months Ended
	August 31,
	2018	2017

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,077)	$(4,957)

CASH AND CASH EQUIVALENTS — Beginning of year	5,324	11,974

CASH AND CASH EQUIVALENTS — End of period	$3,247	$7,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND
NON-CASH INFORMATION:
Cash received for income taxes	$(100)	$(7)
Cash paid for interest	$282	$209
Property and equipment purchases included in accounts payable	$367	$11
Dividends declared and unpaid at August 31, 2018 and 2017	$0	$1,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(In thousands, except share and per share amounts)

1.
STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis and include the accounts of National American University Holdings, Inc. (the “Company”), its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), Fairway Hills, the Fairway Hills Park and Recreational Association, the Park West Owners’ Association, the Vista Park Owners’ Association (“Fairway Hills”), and the Company’s interest in Fairway Hills Section III Partnership (the “Partnership”), collectively the “Company.”

The accompanying unaudited consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2018 was derived from the audited consolidated financial statements of the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018, filed on September 14, 2018. Furthermore, the results of operations and cash flows for the three month periods ended August 31, 2018 and 2017 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by U.S. GAAP.

Throughout the notes to the condensed consolidated financial statements, amounts in tables are in thousands of dollars, except for share and per share data unless as otherwise designated. The Company’s fiscal year end is May 31. All intercompany transactions and balances have been eliminated in consolidation.

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

Financial Condition and Liquidity

The Company has experienced a decrease in revenue since 2013 due to enrollment declines at National American University, which it expects to continue for the foreseeable future. This long-term decline in revenue has resulted in increasing net losses and decreases in our liquidity and capital resources. To counter the increasing net losses, the Company has continued to consolidate students into locations in the same market to reduce overhead costs. The Company also accelerated enrollment from the recent formation of the College of Military Studies and the acquisition of academic programs in strategic security and related fields from Henley Putnam University. In September 2018, the Company signed a transfer agreement with Harrison College to provide Harrison College students with opportunity to transfer and complete their degree at NAU. This transfer contract is expected to have a positive impact on the Company’s revenue for the foreseeable future.

For the quarter ended August 31, 2018, our cash used in operating activities was $1.8 million and our unrestricted cash and cash equivalents decreased by $2.1 million. As a result, as of August 31, 2018, the Company had $3.2 million of unrestricted cash and cash equivalents and $5.4 million of negative working capital, which will not be sufficient to fund our forecasted operating and cash requirements without additional financing or other actions by management. Management is in the process of implementing the following actions, the results of which management believes are probable of occurring and will be sufficient to meet its forecasted liquidity needs for the next twelve months from the issuance of the Company’s financial statements:

o
At the issuance date of the 2018 Form 10K, the Company identified certain non-revenue producing assets, specifically two aircrafts that it will sell in order to further reduce operating expenses and support its liquidity needs. The estimated proceeds from the sale of the assets as well as the savings from the related maintenance and operating costs are approximately $2.3 million. The Company signed agreements with a broker during the quarter ended August 31, 2018 and has been actively marketing and advertising to sell the aircraft, which management expects will be completed within the next year.

o
In the second quarter ending October 31, 2018, the Company began implementation of a restructuring which will result in the elimination of numerous positions throughout the organization. As a result, the Company estimates a $5.8 million decrease in annual payroll expenses beginning in the third quarter of fiscal 2019. This payroll reduction is part of our cost-cutting initiatives to better align expenses with the decreasing enrollment.

Although management believes that this restructuring can be effectively implemented and will provide necessary costs savings, the continuation of cost cutting, especially labor costs could have a negative impact on the Company’s enrollment. Management believes that the implementation of the above plans is probable and will provide sufficient cash for the Company to meet its forecasted liquidity for the next twelve months from the issuance of the Company’s financial statements; however, should enrollment declines accelerate, or in the event of significant unforeseen expenditures, the Company may not have sufficient cash to meet its liquidity needs in the next twelve months or beyond.

2.
NATURE OF OPERATIONS

The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; in higher education; and strategic security. Courses are offered through educational sites and online.

In addition to the university operations, the Company owns and operates a real estate business known as Fairway Hills Developments, or Fairway Hills. The real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Development area of Rapid City, South Dakota.

3.
RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, provides more useful information to users of the consolidated financial statements through improved disclosure requirements, and simplifies the preparation of the consolidated financial statements by reducing the number of requirements to which an entity must refer. The ASU outlines five steps to achieve proper revenue recognition: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This standard is effective for the Company’s fiscal year 2019, and was implemented in the first quarter ending August 31, 2018 utilizing the modified retrospective method of adoption. The adoption of this guidance did not have a material impact on the Company’s financial statements during the three months ended August 31, 2018. The primary impact of adopting the new standard has been modifications to the timing of revenue recognition for certain revenue streams and we recorded a net cumulative increase to accumulated deficit and a corresponding increase to deferred revenue in the amount of $0.2 million as of June 1, 2018 as a result of the adoption of this guidance. The Company has provided expanded disclosures pertaining to revenue recognition in Note 4 – Revenues.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively financed or purchased by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. The standard will be effective for the Company’s fiscal year 2020 and will be implemented in the first quarter ending August 31, 2019. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which is intended to reduce diversity in practice and the complexity in applying existing guidance related to changing terms or conditions of share-based payment awards. The standard clarifies that modification accounting is required unless the fair value, vesting conditions, and classification as an equity or liability instrument of the modified award are the same as that of the original award immediately prior to the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company adopted this standard for the fiscal year beginning June 1, 2018, and it did not have an effect on the consolidated financial statements. ASU 2014-09 will be applied prospectively to any awards modified on or after the adoption date.

In August 2018, the FASB issued ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

4.
REVENUES

Impact of Adoption of ASC 606 - Revenue from Contracts with Customers

On June 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”). The Company elected to follow the modified retrospective adoption method. The new guidance was applied to all contracts that were not completed as of the adoption date. Revenues and operating results for the reporting period beginning June 1, 2018 have been presented under the accounting guidance included within ASC Topic 606, while prior period amounts have not been restated to conform to the new guidance as permitted by the modified retrospective method of adoption.

As a result of the adoption of ASC Topic 606, the Company recorded a net cumulative increase to accumulated deficit of $0.2 million and a corresponding increase to deferred income within the Consolidated Balance Sheet as of June 1, 2018. The impact of adoption was primarily related to the estimated adjustment for students who withdraw from classes for terms that were not complete at May 31, 2018. Prior to the adoption of ASC 606, these revenue adjustments were recognized when the student actually withdrew from classes. Compared to the amounts under ASC Topic 605, for the three months ended August 31, 2018, the net impact to revenues under ASC Topic 606 was a reduction of revenues of $0.2 million with a corresponding increase to deferred income.

The Company does not have any unsatisfied performance obligations for contracts with customers that have an expected duration of more than one year.

Revenue Recognition

The following table presents the Company's revenues from contracts with customers disaggregated by material revenue category:

	Three months ended August 31,
	2018	2017
Academic revenue:	$14,680	$18,190
Auxilary revenue	727	1,044
Real estate revenue	628	562
Consolidated revenue	$16,035	$19,796

Revenues are recognized when control of the promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods and services. The Company applies the five-step revenue model under ASC Topic 606 to determine when revenue is earned and recognized. The Company had no capitalizable costs associated with obtaining and fulfilling a revenue contract.

Academic Revenue. Academic revenue consists of tuition revenue, other fee revenue and the revenue generated through NAU’s teaching relationships with other non-related party institutions. The Company’s academic programs are typically offered on a three-month term basis that, starting in November 2017, commence on a monthly basis. As a result, each of the Company’s financial reporting quarters include the revenue of three months of the first term, two months of the second and one month of the third.

Tuition revenue represents amounts charged for course instruction. For tuition revenue, the Company performs an assessment at the beginning of each student contract and, subsequently thereafter, if new information indicates that there has been a significant change in facts and circumstances. Each student contract contains a single performance obligation that is the Company’s promise to the student is to provide knowledge and skills through course instruction which may include any combination of classroom instruction, on-demand tutoring or on-line instruction.

Tuition revenue is reported net of adjustments for discounts, refunds and scholarships. Tuition rates per student vary by educational site, the number of credit hours the student is enrolled in for the term, the program and the degree level of the program. The portion of tuition and registration fees payments received but not earned less estimated student withdrawals is recorded as deferred income and reflected as a current liability in the Company’s consolidated balance sheets, as such amount represents revenue the Company expects to earn from terms that are not complete as of the date of the financial statements.

Tuition revenue is deferred and recognized as revenue ratably over the term of instruction (typically three months). Tuition revenue is recognized over time as the students obtain control of the educational services provided by the Company subsequent to enrollment and on a ratable basis over the term of the course beginning on the course start date through the last day of classes.

If a student withdraws prior to the completion of the academic term, the respective portion of tuition and registration fees that the Company already received and is not entitled to retain are refunded back to the students and the Department of Education. For students that have withdrawn from all classes during an academic term, the Company estimates the expected receivable balance that is due from such students and records a provision to reduce academic revenue for that amount less estimated collections calculated based on historical collection trends and adjusted for known current factors.

Auxiliary Revenue. Auxiliary revenue primarily consists of revenues from the Company’s bookstore operations for the sale of books and other class materials. Revenue is recognized when control of the books or class materials are transferred to the student. Auxiliary revenue is recorded net of any applicable sales tax. There are no identified changes to revenue recognition from ASC Topic 605 to ASC Topic 606.

Real Estate Revenue — Real estate revenue includes monthly rental income, fees paid by members of owners’ associations managed by the Company and condominium sales. Rental income and owners’ association fees are received from tenants or members. Significant amounts paid in advance are included in deferred income on the Company’s consolidated balance sheets. Revenue related to the sales of condominiums is recognized at the closing of the transaction at the negotiated contract price. There are no identified changes to revenue recognition from ASC Topic 605 to ASC Topic 606.

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition:

Three months ended
August 31, 2018
Services transferred over time:
Tuition revenue, net of adjustments (transferred over the term of instruction)	$14,680
Rental income (transferred over the rental period)	351
Total	15,031

Goods or services transferred at a point in time:
Auxiliary revenue	727
Condominium sales	225
Other real estate income	52
Total	1,004

Total revenue	$16,035

5.
STUDENT RECEIVABLES, NET

Student receivables, net consist of the following as of the respective period ends:

	August 31,	May 31,
	2018	2018
Student accounts receivable	$4,070	$3,480
Less allowance for doubtful accounts	(512)	(587)
Student receivables, net	$3,558	$2,893

Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in the allowance for doubtful accounts for the respective periods:

	Three Months Ended
	August 31,
	2018	2017
Beginning allowance for doubtful accounts	$587	$1,195
Provisions for uncollectible accounts receivable	425	610
Write offs	(645)	(894)
Recoveries	145	157
Ending allowance for doubtful accounts	$512	$1,068

6.
IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are held and used, impairment exists when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be held for sale are carried at the lower of carrying value or fair value, less the cost to sell. All impairment charges are included in loss on impairment and disposition of property, within the NAU segment, in the consolidated financial statements.

During the quarter ended August 31, 2018, the Company signed an early lease termination agreement without penalty for Albuquerque and Colorado Springs. The Company consolidated the students from these two locations to other local campuses. The leases at the closed locations were terminated prior to the end of their terms. As a result of the early termination of the leases at these two locations, the carrying values of their assets, primarily classroom and office equipment and leasehold improvements, were reduced to their fair value, which the Company estimates to be minimal. An impairment charge of $555 related to the assets at these locations was recorded during the three months ended August 31, 2018.

No impairment charges were expensed during the quarter ended August 31, 2017.

7.
STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 24,350,698 and 24,344,122 shares of common stock were outstanding as of August 31, 2018 and May 31, 2018, respectively. No shares of preferred stock or Class A common stock were outstanding at August 31, 2018 and May 31, 2018.

Stock-Based Compensation
At August 31, 2018, the Company had 223,634 shares available for future grants under its 2009 Stock Option and Compensation Plan. The Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. In addition, the Company settled an advisor services contract in stock, which totaled 6,576 shares valued at $6 for the quarter ended August 31, 2018. These issuances of this stock reduce the shares available for future grants.

In 2013, the Company adopted the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan. No shares have been issued under the 2013 Plan. The Company’s board of directors has approved the termination of the 2013 Plan subject to the approval by the stockholders of the National American University Holdings, Inc. 2018 Stock Option and Compensation Plan at the 2018 Annual Meeting of Stockholders.

Restricted stock
The Company has 47,615 non-vested restricted stock shares with a weighted average grant date fair value of $2.10 per share outstanding at August 31, 2018. Unrecognized compensation expense associated with these shares totals $9 with a remaining amortization of 0.1 year. There were no restricted stock awards granted nor any restricted stock shares vested during the quarter ended August 31, 2018. Stock compensation expense totaling $25 was recorded in the condensed consolidated statements of operations and comprehensive loss during the quarter ended August 31, 2018.

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

No stock options were issued or exercised during the quarter ended August 31, 2018. Stock options for 12,875 shares of common stock with a weighted average exercise price of $3.46 were forfeited during the quarter ended August 31, 2018. At August 31, 2018, stock options for 180,475 shares were outstanding with a weighted exercise price of $3.55 and a weighted average remaining useful life of 6.7 years. Of the outstanding shares, 176,475 were exercisable with a weighted average exercise price of $3.60 and a weighted average remaining useful life of 6.6 years. No intrinsic value was associated with the stock options at August 31, 2018. The Company recorded compensation expense for stock options of $1 for the three months ended August 31, 2018 in the consolidated statements of operations and comprehensive loss. Unamortized compensation associated with stock options at August 31, 2018 was $2 with a remaining amortization of 0.8 year.

Dividends
To reduce cash requirements, no dividends have been declared or paid since October 6, 2017. The following table summarizes the Company’s fiscal 2018 dividend payments:

Date declared	Record date	Payment date	Per share
April 13, 2017	June 30, 2017	July 7, 2017	$0.0,450
August 4, 2017	September 30, 2017	October 6, 2017	$0.0,450

8.
INCOME TAXES

As of August 31, 2018, the Company had net operating loss (“NOL”) carryforwards of approximately $12,000, adjusted for certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward has no expiration. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a full valuation allowance has been established to reduce the net tax benefit asset value to zero.

The loss before income taxes for the three months ended August 31, 2018, created a net tax benefit of approximately $1,074. As realization of this net tax benefit is not assured, a full valuation allowance was recorded for this amount. As such, a full valuation allowance totaling $4,518 is recorded as of August 31, 2018, and is included in net deferred income taxes liability in the accompanying condensed consolidated balance sheet.

The Company’s effective tax rate was expense of 0.2% for the three months ended August 31, 2018, as compared to a benefit of 5.9% for the corresponding period in 2017. The effective tax rate varies from the statutory rate of 21% primarily due to the deferred tax asset valuation allowance, fluctuations in state income taxes as a result of the Company’s net loss position and nondeductible meals expense.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%. The accounting for these changes was completed as of May 31, 2018.

9.
EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended August 31,
	2018	2017
Numerator:
Net loss attributable to National American University Holdings, Inc.	$(4,954)	$(3,828)
Denominator:
Weighted average shares outstanding used to compute basic net income per
per common share	24,298,761	24,181,440
Incremental shares issuable upon the assumed exercise of stock options	-	-
Incremental shares issuable upon the assumed vesting of restricted shares	-	-
Common shares used to compute diluted net income per share	$24,298,761	$24,181,440
Basic net loss per common share	$(0.20)	$(0.16)

Diluted net loss per common share	$(0.20)	$(0.16)

A total of 180,475 and 189,100 shares of common stock subject to issuance upon exercise of stock options for the three months ended August 31, 2018 and 2017, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 47,615 and 46,945 shares of common stock subject to issuance upon vesting of restricted shares for the three months ended August 31, 2018 and 2017, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

In April 2017, a former NAU employee filed a qui tam suit against NAU, NAUH, and Dlorah, Inc., alleging certain violations of the Higher Education Act and Title IV program requirements, including (1.) alleged misrepresentations to a programmatic accrediting agency, (2.) alleged miscalculation of percentage of revenues derived from Title IV program funds under the 90/10 Rule, and (3.) alleged noncompliance with the incentive compensation prohibition. The U.S. government decided to not intervene in the lawsuit at that time, and the complaint was then unsealed by the court in January 2018, with an amended complaint being filed on April 24, 2018. The U.S. government reserved the right to intervene at a later time. The case is styled U.S. ex rel. Brian Gravely v. National American University, et al., No. 5:17-cv-05032-JLV, and remains pending in the U.S. District Court for the District of South Dakota. NAU, NAUH, and Dlorah, Inc., have filed an answer to the amended complaint, denying any legal wrongdoing or liability. We cannot predict the outcome of this litigation, nor its ability to harm our reputation, impose litigation costs, or materially adversely affect our business, financial condition, and results of operations. The amount or range of reasonably possible losses cannot be determined and, accordingly, no liability has been accrued for this matter.

11.
FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets	Other observable inputs	Unobservable inputs	Fair value
	(Level 1)	(Level 2)	(Level 3)
August 31, 2018
Investments:
Restricted certificates of deposit	$-	$9,250	$-	$9,250
Total assets at fair value	$-	$9,250	$-	$9,250

May 31, 2018
Investments:
Restricted certificates of deposit	$-	$9,250	$-	$9,250
Total assets at fair value	$-	$9,250	$-	$9,250

Following is a summary of the valuation techniques for assets and liabilities recorded in the consolidated balance sheets at fair value on a recurring basis:

Certificates of deposit (“CD’s”): Market prices for certain CD’s are obtained from quoted prices for similar assets. The Company classifies these investments as level 2. The certificates at August 31, 2018 and May 31, 2018 are restricted by an $8.0 million promissory note and by a $1.0 million letter of credit. See Note 14 to these Notes to Consolidated Financial Statements for additional information regarding these certificates of deposit.

Fair value of financial instruments: The Company’s financial instruments include cash and cash equivalents, CD’s, receivables and payables. The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short term nature of these instruments. CD’s are recorded at fair values as indicated in the preceding disclosures.

12.
SEGMENT REPORTING

Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision maker, or decision-making groups in deciding how to allocate capital and other resources to such lines of business.

The Company has two reportable segments: NAU and Other. The NAU segment contains the revenues and expenses associated with the University operations. The Company considers each location to be an operating segment, and they are aggregated into the NAU segment for financial reporting purposes, as the locations have similar economic and other conditions. The Other segment contains primarily the real estate operations of the Company. General administrative costs of the Company are allocated to specific divisions of the Company. The following table presents the reportable segment financial information, in thousands:

	Three months ended August 31,			Three months ended August 31,
	2018			2017
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic	$14,680	$-	$14,680	$18,190	$-	$18,190
Auxiliary	727	-	727	1,044	-	1,044
Rental income apartments	-	351	351	-	342	342
Condominium sales	-	225	225	-	220	220
Other real estate income	-	52	52	-	-	-
Total revenue	15,407	628	16,035	19,234	562	19,796

Operating expenses:
Cost of educational services	6,354	-	6,354	6,900	-	6,900
Selling, general & administrative	12,561	511	13,072	14,999	509	15,508
Auxiliary	501	-	501	741	-	741
Cost of condominium sales	-	189	189	-	236	236
Loss on lease termination	43	-	43	362	-	362
Loss (gain) on disp/impairment of property	554	-	554	-	(41)	(41)
Total operating expenses	20,013	700	20,713	23,002	704	23,706
Loss from operations	(4,606)	(72)	(4,678)	(3,768)	(142)	(3,910)
Other income (expense):
Interest income	6	25	31	17	3	20
Interest expense	(203)	(80)	(283)	(209)	-	(209)
Other income (loss) - net	1	-	1	(5)	49	44
Total other (expense)income	(196)	(55)	(251)	(197)	52	(145)
Loss before taxes	$(4,802)	$(127)	$(4,929)	$(3,965)	$(90)	$(4,055)

	As of August 31, 2018			As of August 31, 2017
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$32,850	$12,750	$45,600	$40,406	$10,979	$51,385

13.
BUSINESS ACQUISITION

On March 21, 2018, the Company acquired substantially all of the assets of Henley-Putnam University (“HPU”), a for-profit post-secondary educational institution that offers 100% online programs focused in the field of strategic security, for cash consideration of $1.9 million. Assets excluded from the transaction were leases on real estate, server and certain other technology and equipment, and related items. Asset acquired included cash, student receivables, prepaid assets, course development, goodwill, and other intangibles related to student relationships and the Henley-Putnam brand name. Liabilities acquired included accounts payable, deferred income, and various accrued liabilities.

The results of HPU’s operations have been included in the consolidated statements of operations and comprehensive loss since March 21, 2018. For the three months ended August 31, 2018, the consolidated financial statements include $0.4 million of revenue and an operating loss of ($0.1) million related to the operations of HPU. Pro forma information related to HPU is not presented as the effects are immaterial.

14.
LETTER OF CREDIT AND LONG-TERM DEBT

During the year ended May 31, 2018, the Company entered into an irrevocable letter of credit with Great Western Bank for $1,000. The agreement expires December 19, 2018, bears interest at 0.5% over the prime rate, and is secured by a restricted certificate of deposit totaling $1,250. The certificate of deposit matures on December 19, 2018. The letter of credit was required by the state of New Mexico in an amount set by the New Mexico Department of Higher Education. Great Western Bank has restricted the $1,250 Certificate of Deposit as collateral for the $1,000 Letter Of Credit and the Company’s purchasing card account. The Company received a release from the state of New Mexico of the letter of credit by submitting an acceptable bond in place of the letter of credit for the $1.0 million bonding requirement. The bond has no collateral requirements and, as a result, the Company is negotiating with the bank for the removal of the restriction on this certificate of deposit.

On May 17, 2018, Dlorah and the Company jointly and severally issued to Black Hills Community Bank, N.A. (the “Bank”) a promissory note in the principal amount of $8,000 (the “Note”), which is secured by a mortgage granted by Dlorah to the Bank on certain real property located in Pennington County, South Dakota, pursuant to a collateral real estate mortgage (the “Mortgage,” and together with the Note, the “Loan Agreements”) entered into between Dlorah and the Bank on the same date as the Note, and certain related rents, as well as a security interest in certain deposit accounts, to include restricted certificates of deposit totaling $8,000. These Certificates of Deposit are also restricted by the Bank and are not available for spending.

The Loan Agreements provide for an $8,000 five-year term loan (the “Loan”). The Loan carries a fixed interest rate of 4% (the “Interest Rate”) and is payable as follows: beginning June 17, 2018, 59 monthly consecutive interest-only payments based on the unpaid principal balance of the Loan at the Interest Rate; beginning May 17, 2019, four consecutive annual principal payments of $800 each, during which interest will continue to accrue on the unpaid principal balance of the Loan at the Interest Rate; and on May 17, 2023, one payment of the remaining principal balance and one month of accrued interest on the Loan in the amount of $4,816. The Company and Dlorah may prepay the Loan at any time without penalty unless the Note is refinanced with proceeds derived from another lender, in which case the Bank will be entitled to a prepayment penalty of 1%. The Loan Agreements also contain various affirmative and negative covenants, including financial covenants and events of default. As of August 31, 2018, the Company is in compliance with the covenants included in the Loan Agreements.

15.
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

These ratios provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If an institution’s composite score is at least 1.5, it is considered financially responsible. If an institution’s composite score is less than 1.5 but is 1.0 or higher, it is still considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years under the Department’s “zone” alternative. Under the zone alternative, the Department may subject the institution to various operating or other requirements. These requirements may include: (1.) being transferred from the “advance” method of payment of Title IV program funds to the heightened cash monitoring payment method under which the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds from the Department for the amount of those disbursements, or (2.) being transferred to the more onerous reimbursement payment method under which an institution must submit to the Department documentation demonstrating the eligibility for each Title IV disbursement and wait for the Department’s approval before drawing down Title IV funds.

If an institution does not achieve a composite score of at least 1.0, it is subject to additional requirements in order to continue its participation in the Title IV programs. This includes: (1.) submitting to the Department a letter of credit in an amount equal to at least ten percent, and at the Department’s discretion up to 50%, of the Title IV funds received by the institution during its most recently completed fiscal year, and (2.) being placed on provisional certification status, under which the institution must receive Department approval before implementing new locations or educational programs and comply with other restrictions, including reduced due process rights in subsequent proceedings before the Department.

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

Our audited financial statements for the fiscal years ended May 31, 2017 and 2016 indicated our composite scores for such fiscal years were 1.8 and 1.8, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements. Our audited financial statements for the fiscal year ended May 31, 2018 indicate our composite score is 1.3. This score is subject to a final determination by the Department of Education once it receives and reviews our consolidated audited financial statements for the 2018 fiscal year, but we believe it is likely that the Department of Education will determine that we meet the standards of the “zone” alternative and that we will be required to operate under the “zone” alternative requirements as well as any other requirements that the Department of Education might impose in its discretion. While the Company’s operations are typically consistent with “zone” alternative requirements, new requirements imposed as a result of the “zone” alternative status could have a negative impact on the Company’s liquidity.

16.
SUBSEQUENT EVENT

The Company filed its annual report on Form 10-K with the Securities and Exchange Commission on the extended filing deadline of September 13, 2018. Due to administrative-related delays, the Form 10-K was filed shortly after the 5:30 p.m. Eastern Time deadline. As a result, the Company's Form 10-K is recorded with the Securities and Exchange Commission as having been filed on September 14, 2018, one day after the extended filing deadline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new locations and hybrid learning centers, risks associated with the offering of new educational programs and adapting to other changes, risks associated with accepting students from closed educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on September 14, 2018 and its other filings with the SEC. The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.

Background

The Company owns and operates National American University. NAU is a regionally accredited, proprietary, multi-location institution of higher learning, offering associate, baccalaureate, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; strategic security; and in higher education. As of August 31, 2018, we provided educational offerings and support services from 26 locations in the states of Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas. Distance learning operations and central administration offices operate from Rapid City, South Dakota.

As of August 31, 2018, NAU had 729 students enrolled at its physical locations, 3,692 students for its online programs and 553 students that attended physical hybrid learning locations and also took classes online. NAU supports the instruction of approximately 2,500 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations, Fairway Hills, consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 4% of our revenues for the quarter ended August 31, 2018.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the three months ended August 31, 2018, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales and the real estate operations’ rental income. Tuition revenue is reported net of adjustments for refunds, scholarships and estimated student withdrawals and is recognized on a daily basis over the length of the term (typically three months). During the quarter ended November 30, 2017, we began offering the three month terms commencing on a monthly basis to allow students to start taking classes on the second or third month within a term rather than waiting to enroll the following term. As a result, each of the Company's financial reporting quarters include the revenue of three months of the first term, two months of the second and one month of the third. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term, unless they have already finished sixty percent or more of the term. Auxiliary revenue is recognized as items are sold and is recorded net of any applicable sales tax.

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

We record deferred income for prepaid academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any financial reporting quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Bad debt expenses as a percentage of revenues for the three months ended August 31, 2018 and 2017 were 2.7% and 3.1%, respectively.

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

The following chart is a summary of our student enrollment on August 31, 2018 and 2017, by degree type and by instructional delivery method.

	August 31, 2018 (Summer 2018 Term)		August 31, 2017 (Summer 2017 Term)		YOY Percent
	Number of Students	% of Total	Number of Students	% of Total	Change
Undergraduate & Diploma	4,355	87.6%	5,336	90.2%	-18.4%
Graduate	445	8.9%	384	6.5%	15.9%
Doctoral	167	3.4%	94	1.6%	77.7%
Continuing Ed	7	0.1%	103	1.7%	-93.2%
Total	4,974	100.0%	5,917	100.0%	-15.9%

	Number of Students	% of Total	Number of Students	% of Total	YOY Percent Change
All Online	3,692	74.2%	4,004	67.7%	-7.8%
All Campus	729	14.7%	1,092	18.5%	-33.2%
Mixed	553	11.1%	821	13.9%	-32.6%
Total	4,974	100.0%	5,917	100.0%	-15.9%

The combined enrollment in the doctoral and graduate programs increased 28.0% in the summer term 2018 as compared to the summer term 2017. However, the continuing education programs for students who enroll in one-off courses were eliminated pursuant to our plans to phase out those programs. The undergraduate and diploma programs decreased 18.4% due to lower market demand among our targeted student demographic. The overall 15.9% decline in enrollment was across all course delivery methods. We believe our investment to expand academic programming and our growth strategies will be critical in growing all segments.

We continue to assist students impacted by schools that have closed or have announced that they are discontinuing enrollments.  Over the past year, NAU has enrolled students from other institutions where students have been unable to complete their education. NAU signed a transfer agreement with Harrison College on September 11, 2018, to provide Harrison College students with the opportunity to transfer and complete their degree at NAU. The impact of these transfer students on the results of operations is not known at this time. In addition, we are accepting enrollments from students at Canadian institutions as we continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of various Canadian regulatory authorities.

Expenses. Expenses consist of cost of educational services; selling, general and administrative; auxiliary expense; cost of condominium sales; loss on impairment and disposition of property; and loss on lease termination and acceleration. Cost of educational services contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative include the salaries of the student service positions, salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include primarily costs associated with book sales. Cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property represents the income received and the cost incurred in the disposal of assets that are no longer used by us. The loss on lease termination represents excess of amounts paid per lease termination agreements over accrued lease amounts.

Factors affecting comparability

Set forth below are selected factors we believe have had, or which we expect to have, a significant effect on the comparability of our recent or future results of operations:

Introduction of new programs and specializations. We plan to develop additional degree and diploma programs and specializations over the next several years. When introducing new programs and specializations, we invest in curriculum development, support infrastructure and marketing research. Revenues associated with these new programs are dependent upon enrollments, which are lower during the periods of introduction. During this period of introduction and development, the rate of growth in revenues and operating income has been, and may be, adversely affected, in part, due to these factors. Historically, as the new programs and specializations mature, increases in enrollment are realized, cost-effective delivery of instructional and support services are achieved, economies of scale are recognized and more efficient marketing and promotional processes are gained. There is a possibility of additional consolidation and/or closure of ground locations.

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

Results of Operations — Three Months Ended August 31, 2018 Compared to the Three Months Ended August 31, 2017

National American University Holdings, Inc.

The following table sets forth the consolidated statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended
	August 31,
	2018	2017

TOTAL REVENUE	100.0%	100.0%

OPERATING EXPENSES:
Cost of educational services	39.6%	34.9%
Selling, general and administrative	81.5%	78.3%
Auxiliary expense	3.1%	3.7%
Cost of condominium sales	1.2%	1.2%
Loss on lease termination and acceleration	0.3%	1.8%
Loss (gain) on impairment and disposition of property and equipment	3.5%	-0.2%
TOTAL OPERATING EXPENSES	129.2%	119.8%
OPERATING LOSS	-29.2%	-19.8%

OTHER INCOME (EXPENSE):
Interest income	0.2%	0.1%
Interest expense	-1.8%	-1.1%
Other income — net	0.0%	0.2%
TOTAL OTHER INCOME (EXPENSE)	-1.6%	-0.7%

LOSS BEFORE INCOME TAXES	-30.7%	-20.5%
INCOME TAX (EXPENSE) BENEFIT	0.0%	1.2%
NET LOSS	-30.8%	-19.3%
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING
INTEREST	-0.1%	-0.1%
NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN
UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	-30.9%	-19.3%

For the three months ended August 31, 2018, our total revenue was $16.0 million, a decrease of $3.8 million or 19.0%, as compared to total revenue of $19.8 million for the same period in fiscal 2017. The change was primarily due to a decrease in average enrollments of 15.9% for the three months ended August 31, 2018 over the prior year partially offset by an increase in average tuition per student. The decrease in average enrollments is due to lower market demand among our targeted student demographic. Our revenue for the three months ended August 31, 2018 consisted of $15.4 million from our NAU operations and $0.6 million from our other operations.

Total operating expenses were $20.7 million for the three months ended August 31, 2018, which is a decrease of $3.0 million compared to $23.7 million in the same period in 2017. The operating loss was $4.7 million or (29.2%) of total revenue for the three months ended August 31, 2018, compared to $3.9 million or (19.8%) for the same period in 2017. Net loss attributable to the Company was $4.9 million or (30.9%) of total revenue for the three months ended August 31, 2018 as compared to a net loss attributable to the Company of $3.8 million or (19.3%) of total revenue for the three months ended August 31, 2017.

Net loss for the three months ended August 31, 2018 increased by $1.1 million as compared to the same period in 2017 due to $3.8 million lower revenue partially offset by the $3.0 million decrease in operating expenses. The decreases in operating expenses were a result of campus consolidations and payroll reduction initiatives in response to the continued declining enrollments and consisted of a $0.3 million decrease due to reduced instruction and instructional support staff, a $0.2 million decrease in other instructional support costs, a $0.2 million reduction in bad debt expense as a result of reduced revenue and improved collections, and a $2.4 million reduction in selling, general and administrative costs partially offset by a $0.6 million increase in the loss on impairment and disposition of property and equipment. The decrease is selling, general and administrative expenses was due to a $0.8 million reduction in labor costs, a $0.7 million decrease in marketing expenses and $0.2 million lower professional services expenses as we continue to identify and execute cost-cutting initiatives to better align overhead expenses with the decreasing enrollments.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for NAU only for each of the periods indicated:

	Three Months Ended August 31,
	2018	2017

Total revenue	100.0%	100.0%

Operating expenses:
Cost of educational services	41.2%	35.9%
Selling, general & administrative	81.5%	78.0%
Auxiliary	3.3%	3.9%
Cost of condominium sales	0.0%	0.0%
Loss on lease termination	0.3%	1.9%
Loss (gain) on disp/impairment of property	3.6%	0.0%
Total operating expenses	129.9%	119.6%
Loss from operations	-29.9%	-19.6%
Other income (expense):
Interest income	0.0%	0.1%
Interest expense	-1.3%	-1.1%
Other income (loss) - net	0.0%	0.0%
Total other (expense)income	-1.3%	-1.0%
Loss before taxes	-31.2%	-20.6%

Total revenue. The total revenue for NAU for the three months ended August 31, 2018 was $15.4 million, a decrease of $3.8 million or 19.9% as compared to total revenue of $19.2 million for the same period in 2017. The decrease was primarily due to an average enrollment decrease of 15.9% for the three months ended August 31, 2018 over the same period in 2017 partially offset by an increase in average tuition per student. The enrollment decrease is due to lower market demand among our targeted student demographic due in part to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the three months ended August 31, 2018 was $14.7 million, a decrease of $3.5 million or 19.3%, as compared to academic revenue of $18.2 million for the same period in 2017. The decrease was primarily due to lower enrollments over the prior year. The auxiliary revenue for the three months ended August 31, 2018 was $0.7 million, a decrease of $0.3 million or 30.4%, as compared to auxiliary revenue of $1.0 million for the same period in 2017. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the three months ended August 31, 2018 decreased $0.5 million, to $6.4 million, as compared to $6.9 million for the same period in 2017. Of this decrease, $0.3 million was due to reduced instruction and instructional support staff due to lower enrollments in certain locations and programs. The remaining $0.2 million decrease was due to decreases in other instructional support costs. The cost of educational services as a percentage of total revenue for the three months ended August 31, 2018, was 41.2%, as compared to 35.7% for the same period in 2017 primarily due to somewhat fixed costs, such as facility expenses, together with a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the three months ended August 31, 2018 was 81.5%, as compared to 78.0% for the same period in 2017. The selling, general and administrative expenses for the three months ended August 31, 2018 were $12.6 million, a decrease of $2.4 million or 16.0%, as compared to selling, general and administrative expenses of $15.0 million for the same period in 2017. The decreases were primarily due to a $0.2 million reduction in bad debt expense as a result of reduced revenue and improved collections, a $0.8 million reduction in labor costs, a $0.7 million decrease in marketing expenses and $0.2 million lower professional services expenses as we continue to identify and execute cost-cutting initiatives to better align overhead expenses with the decreasing enrollments.

Loss on impairment of property and equipment. The loss on impairment of property and equipment was $0.6 million during the three months ended August 31, 2018. During the quarter ended August 31, 2018, the Company closed campuses in Albuquerque and Colorado Springs and consolidated the students to other local campuses. The leases at the closed locations were terminated prior to the end of their terms. As a result of the early termination of the leases at these two locations, the carrying values of their assets, primarily classroom and office equipment and leasehold improvements, were reduced to their fair value, which the Company believed to be minimal.

Liquidity and Capital Resources

Liquidity

The Company has experienced a decrease in revenue since 2013 due to enrollment declines at National American University, which it expects to continue for the foreseeable future. This long-term decline in revenue has resulted in increasing net losses and decreases in our liquidity and capital resources. To counter the increasing net losses, the Company has continued to consolidate students into locations in the same market to reduce overhead costs. The Company also accelerated enrollment from the recent formation of the College of Military Studies and the acquisition of academic programs in strategic security and related fields from Henley Putnam University. In September 2018, the Company signed a transfer agreement with Harrison College to provide Harrison College students with opportunity to transfer and complete their degree at NAU. This transfer contract is expected to have a positive impact on the Company’s revenue for the foreseeable future.

For the quarter ended August 31, 2018, our cash used in operating activities was $1.8 million and our unrestricted cash and cash equivalents decreased by $2.1 million. As a result, as of August 31, 2018, the Company had $3.2 million of unrestricted cash and cash equivalents and $5.4 million of negative working capital, which will not be sufficient to fund our forecasted operating and cash requirements without additional financing or other actions by management. Management is in the process of implementing the following actions, the results of which management believes are probable of occurring and will be sufficient to meet its forecasted liquidity needs for the next twelve months from the issuance of the Company’s financial statements:

o
At the issuance date of the 2018 Form 10K, the Company identified certain non-revenue producing assets, specifically two aircrafts that it will sell in order to further reduce operating expenses and support its liquidity needs. The estimated proceeds from the sale of the assets as well as the savings from the related maintenance and operating costs are approximately $2.3 million. The Company signed agreements with a broker during the quarter ended August 31, 2018 and has been actively marketing and advertising to sell the aircraft, which management expects will be completed within the next year.

o
In the second quarter ending October 31, 2018, the Company began implementation of a restructuring which will result in the elimination of numerous positions throughout the organization. As a result, the Company estimates a $5.8 million decrease in annual payroll expenses beginning in the third quarter of fiscal 2019. This payroll reduction is part of our cost-cutting initiatives to better align expenses with the decreasing enrollment.

Although management believes that this restructuring can be effectively implemented and will provide necessary costs savings, the continuation of cost cutting, especially labor costs could have a negative impact on the Company’s enrollment. Management believes that the implementation of the above plans is probable and will provide sufficient cash for the Company to meet its forecasted liquidity for the next twelve months from the issuance of the Company’s financial statements; however, should enrollment declines accelerate, or in the event of significant unforeseen expenditures, the Company may not have sufficient cash to meet its liquidity needs in the next twelve months or beyond.

Operating Activities. Net cash used in operating activities for the three months ended August 31, 2018 was $1.8 million, as compared to $2.9 million for the three months ended August 31, 2017. This decrease in cash used in operating activities is primarily due to a $1.1 million increase in net loss offset by a net increase in working capital items of $2.1 million.

Investing Activities. Net cash used by investing activities was $0.2 million for the three months ended August 31, 2018, as compared to $0.9 million of net cash used in investing activities for the three months ended August 31, 2017. The decrease in the cash used by investing activities was primarily due to reductions of purchases of property and equipment of $0.8 million.

Financing Activities. Net cash used in financing activities was $0.1 million and $1.2 million for the three months ended August 31, 2018 and 2017, respectively. The reduction in cash used in financing activities was due to a $1.1 million reduction in dividends paid.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2018 was disclosed in our fiscal year 2018 Annual Report on Form 10-K. During the three months ended August 31, 2018, there were no material changes to this previously disclosed information with the exception of two lease terminations which reduced the total future payments by approximately $0.4 million.

LBITDA

LBITDA consists of loss attributable to the Company plus income from non-controlling interest, minus interest income, plus interest expense, plus income taxes, plus depreciation and amortization. We use LBITDA as a measure of operating performance. However, LBITDA is not a recognized measurement under U.S. GAAP, and when analyzing our operating performance, investors should use LBITDA in addition to, and not as an alternative for, the results of operations as determined in accordance with U.S. GAAP. Because not all companies use identical calculations, our presentation of LBITDA may not be comparable to similarly titled measures of other companies and is therefore limited as a comparative measure. Furthermore, as an analytical tool, LBITDA has additional limitations, including that (a) it is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments; (b) it does not reflect changes in, or cash requirements for, our working capital needs; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and LBITDA does not reflect any cash requirements for such replacements, or future requirements for capital expenditures or contractual commitments. To compensate for these limitations, we evaluate our results of operations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of cash flows from operations and through the use of other financial measures.

We believe LBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to certain non-cash expenses (such as depreciation and amortization) and expenses that are not reflective of our core operating results over time. We believe LBITDA presents a meaningful measure of corporate performance exclusive of our capital structure, the method by which assets were acquired and non-cash charges, and provides us with additional useful information to measure our performance on a consistent basis, particularly with respect to changes in performance from period to period.

The following table provides a reconciliation of net loss attributable to the Company to LBITDA (In thousands):

	Three Months Ended
	August 31,
	2018	2017

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(4,954)	$(3,828)

Income attributable to non-controlling interest	17	14
Interest income	(31)	(20)
Interest expense	283	209
Income taxes	8	(241)
Depreciation and amortization	1,054	1,206

LBITDA	$(3,623)	$(2,660)

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

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At August 31, 2018, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date, due to a material weakness in our internal control environment over financial reporting as we did not have personnel with sufficient accounting experience to ensure that more complex accounting analyses are properly prepared and reviewed. Specifically, our controls were not properly designed to provide reasonable assurance that we (1) adequately prepare and review the forecast assumptions incorporated into our acquired asset valuation model used for purchase accounting purposes, (2) properly assess and conclude on long-lived asset impairments at the end of each reporting period, and (3) adequately prepare and review forecast assumptions used in our preparation of forecasted financial information used to assess our ability to continue as a going concern. The material weakness is principally the result of insufficient accounting resources, including a controller, and insufficient technical competence of its financial personnel to appropriately perform and to monitor the performance of control activities. These material weaknesses were disclosed in Item 9A of the Company’s May 31, 2018 Form 10-K.

Management has concluded that the material weakness due to insufficient accounting resources and insufficient technical competence of its financial personnel continues to exist as of August 31, 2018, and therefore, has also concluded that our disclosure controls and procedures were not effective as of August 31, 2018 for the same reasons disclosed in the Form 10-K.

 (b) Changes in Internal Control Over Financial Reporting

In light of the material weaknesses in internal control over financial reporting that continued to exist as of August 31, 2018, management performed additional analysis and procedures to ensure the unaudited consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management, with oversight from the Audit Committee, is working to fully remediate the material weaknesses in internal control over financial reporting disclosed in the Form 10-K. No changes in our internal control over financial reporting were identified during the quarter ended August 31, 2018 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

On September 24, 2018, we received notice from the Department of Education that our official cohort default rate for federal fiscal year 2015 was 23.7%. Our official cohort default rates for federal fiscal years 2014 and 2013 were 24.1% and 23.4%, respectively.

Any increase in interest rates or reliance on “self-pay” students, as well as declines in income or increases in job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in Title IV programs, which would have a material effect on our business, financial condition and results of operations.

Our common stock may be delisted from the NASDAQ Global Market.

Our common stock is listed for trading on the NASDAQ Global Market. In order to maintain our listing, we must meet NASDAQ’s minimum continued listing requirements which includes, among other requirements, a minimum bid price requirement of $1.00 per share for 30 consecutive business days.

On September 28, 2018, we received written notice from The NASDAQ Stock Market that the bid price for our common stock had been below the $1.00 minimum bid price requirement for the previous 30 consecutive business days. The notification had no immediate effect on the listing or trading of our common stock on the NASDAQ Global Market. The notice advised us that we had been afforded a compliance period of 180 calendar days, or until March 27, 2019, to regain compliance with the applicable minimum bid price requirement. The notice stated that should the Company not regain compliance during the initial 180-day compliance period, the Company may be eligible for additional time to regain compliance. To qualify for additional time, the Company will be required to meet the continued listing requirement for market value of its publicly held shares and all other NASDAQ initial listing standards, except the minimum bid price requirement, and will need to provide written notice to NASDAQ of the Company’s intention to cure the deficiency during the second compliance period by effecting a stock split, if necessary. If the Company does not regain compliance prior to the expiration of the initial 180-day compliance period, and if it appears to the NASDAQ staff that the Company will not be able to cure the deficiency, or if the Company is not otherwise eligible, the NASDAQ staff will provide the Company with a written notification that its securities are subject to delisting from the NASDAQ Global Market. At that time, the Company may appeal the delisting determination to a hearings panel.

We intend to monitor the closing bid price for our common stock between now and March 27, 2019, and will consider available options to resolve the Company’s noncompliance with the minimum closing bid price requirement, as may be necessary.

If we are unable to regain compliance with the minimum closing bid price requirement by March 27, 2019, or such further extended period as may be provided by NASDAQ, NASDAQ may determine to delist our common stock. If our common stock is delisted, our common stock may become more difficult for investors to trade, potentially leading to declines in our share price and liquidity. Delisting may also impair our ability to raise additional funds to fund our operations. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system. However, an investor may find it more difficult to sell our stock on such a system or obtain accurate quotations as to the market value of our common stock.

We may be unable to eliminate our obligations to make ongoing lease payments for certain consolidated locations.

We lease building facilities for branch operations under operating leases containing various terms and conditions. Many of our current operating leases are non-cancelable. Over the course of the last two fiscal years, we have consolidated our operations in a number of locations, and additional consolidations may occur. However, we generally remain obligated to continue to perform under such leases, including, among other things, an obligation to pay rent for the balance of the lease term. We are seeking to try to reduce such liabilities, through subleasing and early exits. If we are unable to exit these leases in a satisfactory manner, our business, financial condition and results of operation may be adversely affected.

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

National American University Holdings, Inc.

Date: October 15, 2018	By:	/s/ Ronald L. Shape
Ronald L. Shape
President and Chief Executive Officer

Date: October 15, 2018	By:	/s/ David K. Heflin, Ed. D.
David K. Heflin, Ed. D.
Chief Financial Officer