Form 10-K/A
period 2018-05-31
National American University Holdings, Inc.
filed 2018-10-26
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
 (Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of National American University Holdings, Inc. (the “Company”) on Form 10-K/A is being filed solely for the purpose of correcting the date of signature reported on the “Report of Independent Registered Public Accounting Firm” on page 82, which was inadvertently incorrect in the initial filing of the Company’s annual report on Form 10-K with the Securities and Exchange Commission on September 13, 2018 (the “Original 10-K”).

This Amendment No. 1 does not reflect subsequent events after the original filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K except as noted above.  This Amendment No. 1 should be read in conjunction with other Company filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, MN
September 13, 2018

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

Dated as of October 26, 2018.