Form 10-Q
period 2018-11-30
National American University Holdings, Inc.
filed 2019-01-22
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☑
As of January 4, 2019, 24,522,653 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES INDEX

		Page of Form 10-Q

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Unaudited Condensed Consolidated Balance Sheet as of November 30, 2018 and May 31, 2018	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended November 30, 2018 and 2017	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2018 and 2017	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2018 and 2017	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
ITEM 4.	CONTROLS AND PROCEDURES	36

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	37
ITEM 1A.	RISK FACTORS	38
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	42
ITEM 4.	MINE SAFETY DISCLOSURES	42
ITEM 5.	OTHER INFORMATION	42
ITEM 6.	EXHIBITS	43

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2018 AND MAY 31, 2018
(In thousands, except share and per share amounts)

	November 30,	May 31,
	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$530	$5,324
Student receivables — net of allowance of $487 and $587 at November 30, 2018
and May 31, 2018, respectively	1,769	2,893
Other receivables	382	563
Income taxes receivable	7	105
Prepaid and other current assets	1,104	1,552
Total current assets	3,792	10,437
Total property and equipment - net	17,810	25,228
OTHER ASSETS:
Restricted certificates of deposit	9,250	9,250
Condominium inventory	154	512
Land held for future development	414	414
Course development — net of accumulated amortization of $3,809 and $3,577 at
November 30, 2018 and May 31, 2018, respectively	1,670	1,841
Goodwill	363	363
Other intangibles — net of accumulated amortization of $37 and $22 at November 30,
2018 and May 31, 2018, respectively	192	207
Other	1,255	555
Total other assets	13,298	13,142
TOTAL	$34,900	$48,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$406	$380
Current portion of long-term debt	800	800
Current portion of lease acceleration payable	1,553	-
Accounts payable	3,281	1,991
Income taxes payable	84	70
Deferred income	3,115	3,758
Accrued and other liabilities	3,288	4,090
Total current liabilities	12,527	11,089
OTHER LONG-TERM LIABILITIES	1,639	2,688
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	10,650	10,857
LONG-TERM DEBT, NET OF CURRENT PORTION	7,200	7,200
LONG-TERM LEASE ACCELERATION PAYABLE, NET OF CURRENT PORTION	2,300	-
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 28,877,439 issued and
24,522,653 outstanding as of November 30, 2018; 28,685,195 issued and 24,344,122
outstanding as of May 31, 2018)	3	3
Additional paid-in capital	59,400	59,305
Accumulated deficit	(36,377)	(19,873)
Treasury stock, at cost (4,354,786 shares at November 30, 2018 and 4,341,073
shares at May 31, 2018)	(22,503)	(22,496)
Total National American University Holdings, Inc. stockholders' equity	523	16,939
Non-controlling interest	61	34
Total stockholders' equity	584	16,973
TOTAL	$34,900	$48,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(In thousands, except share and per share amounts)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
REVENUE:
Academic revenue	$28,559	$36,684	$13,879	$18,494
Auxiliary revenue	1,405	1,975	678	931
Rental income — apartments	697	700	346	358
Condominium sales	439	455	214	235
Other real estate income	103	-	51	-

Total revenue	31,203	39,814	15,168	20,018

OPERATING EXPENSES:
Cost of educational services	11,767	13,311	5,413	6,411
Selling, general and administrative	24,205	30,816	11,133	15,308
Auxiliary expense	972	1,393	471	652
Cost of condominium sales	354	427	165	191
Loss on lease termination and acceleration	3,099	362	3,056	-
Loss on impairment and disposition of property and equipment	6,438	995	5,884	1,036

Total operating expenses	46,835	47,304	26,122	23,598

OPERATING LOSS	(15,632)	(7,490)	(10,954)	(3,580)

OTHER INCOME (EXPENSE):
Interest income	63	49	32	29
Interest expense	(565)	(417)	(282)	(208)
Other (expense) income — net	(82)	87	(83)	43

Total other expense	(584)	(281)	(333)	(136)

LOSS BEFORE INCOME TAXES	(16,216)	(7,771)	(11,287)	(3,716)

INCOME TAX (EXPENSE) BENEFIT	(18)	185	(10)	(56)

NET LOSS	(16,234)	(7,586)	(11,297)	(3,772)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(27)	(19)	(10)	(5)

NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN
UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	(16,261)	(7,605)	(11,307)	(3,777)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized losses on investments, net of tax benefit	-	(5)	-	1

COMPREHENSIVE LOSS ATTRIBUTABLE TO
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(16,261)	$(7,610)	$(11,307)	$(3,776)

Basic net loss attributable to National American University Holdings, Inc.	$(0.67)	$(0.31)	$(0.46)	$(0.16)
Diluted net loss attributable to National American University Holdings, Inc.	$(0.67)	$(0.31)	$(0.46)	$(0.16)
Basic weighted average shares outstanding	24,344,052	24,200,096	24,389,841	24,219,884
Diluted weighted average shares outstanding	24,344,052	24,200,096	24,389,841	24,219,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(In thousands, except share and per share amounts)

	Equity attributable to National American University Holdings, Inc. and Subsidiaries
					Accumulated
		Additional	Retained		other		Total
	Common	paid-in	earnings	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	(deficit)	stock	loss	interest	equity

Balance - May 31, 2017	$3	$59,060	$(6,622)	$(22,481)	$(4)	$(16)	$29,940

Purchase of 6,137 shares common
stock for the treasury	-	-	-	(13)	-	-	(13)
Share based compensation expense	-	146	-	-	-	-	146
Dividends declared ($0.045 per share)	-	-	(1,090)	-	-	-	(1,090)
Net (loss) income	-	-	(7,605)	-	-	19	(7,586)
Other comprehensive loss, net of tax	-	-	-	-	(5)	-	(5)
Balance - November 30, 2017	$3	$59,206	$(15,317)	$(22,494)	$(9)	$3	$21,392

Balance - May 31, 2018	$3	$59,305	$(19,873)	$(22,496)	$-	$34	$16,973
Impact of adoption of new accounting
standard	-	-	(243)	-	-	-	(243)
Purchase of 13,713 shares common
stock for the treasury		-		(7)			(7)
Share based compensation expense	-	95	-	-	-	-	95
Net (loss) income	-	-	(16,261)	-	-	27	(16,234)
Balance - November 30, 2018	$3	$59,400	$(36,377)	$(22,503)	$-	$61	$584

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(In thousands)

	Six Months Ended
	November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,234)	$(7,586)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,041	2,440
Loss on lease termination	3,099	362
Loss on impairment and disposition of property	6,438	995
Provision for uncollectable tuition	1,046	1,279
Noncash compensation expense	95	146
Deferred income taxes	0	(203)
Changes in assets and liabilities:
Student and other receivables	259	(1,113)
Prepaid and other current assets	448	351
Condominium inventory	358	431
Other assets	(700)	93
Income taxes receivable/payable	112	16
Accounts payable	1,058	679
Deferred income	(886)	284
Accrued and other liabilities	(802)	(622)
Other long-term liabilities	(252)	(1,220)

Net cash flows used in operating activities	(3,920)	(3,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	0	(497)
Proceeds from sale of available for sale investments	0	1,109
Purchases of property and equipment	(633)	(1,570)
Proceeds from sale of property and equipment	10	210
Course development	(63)	(107)
Payments received on contract for deed	0	3
Other	0	23

Net cash flows used in investing activities	(686)	(829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(181)	(157)
Purchase of treasury stock	(7)	(13)
Dividends paid	0	(2,184)

Net cash flows used in financing activities	(188)	(2,354)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(In thousands)

	Six Months Ended
	November 30,
	2018	2017

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(4,794)	$(6,851)

CASH AND CASH EQUIVALENTS — Beginning of year	5,324	11,974

CASH AND CASH EQUIVALENTS — End of period	$530	$5,123

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND
NON-CASH INFORMATION:
Cash (received) paid for income taxes	$(93)	$2
Cash paid for interest	$566	$418
Property and equipment purchases included in accounts payable	$189	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(In thousands, except share and per share amounts)

1.
STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying unaudited condensed financial statements are presented on a consolidated basis and include the accounts of National American University Holdings, Inc., its subsidiary, Dlorah, Inc. (“Dlorah”), and its divisions, National American University (“NAU” or the “University”), Fairway Hills, the Fairway Hills Park and Recreational Association, the Park West Owners’ Association, the Vista Park Owners’ Association (“Fairway Hills”), and the Company’s interest in Fairway Hills Section III Partnership (the “Partnership”), collectively the “Company.”

The accompanying unaudited consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2018 was derived from the audited consolidated financial statements of the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018, filed on September 14, 2018. Furthermore, the results of operations and cash flows for the six month periods ended November 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by U.S. GAAP.

Throughout the notes to the condensed consolidated financial statements, amounts in tables are in thousands of dollars, except for per share data or otherwise designated. The Company’s fiscal year end is May 31. All intercompany transactions and balances have been eliminated in consolidation.

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

Financial Condition and Liquidity — The Company has experienced a decrease in revenue since 2013 due to enrollment declines at National American University. This long-term decline in revenue has resulted in increasing net losses and decreases in liquidity and capital resources.

For the six months ended November 30, 2018, cash used in operating activities was $3.9 million and unrestricted cash and cash equivalents decreased by $4.8 million from May 31, 2018. As a result, as of November 30, 2018, the Company had $0.5 million of unrestricted cash and cash equivalents and a working capital deficiency of $8.7 million. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.

During the quarter ended November 30, 2018, the Company implemented or began implementing actions to address its liquidity needs as follows:

●
During the quarter ended November 30, 2018, the Company implemented an operational plan that focuses on online academic programs and expanding its programming and services related to strategic security, counter-terrorism, and intelligence for the public and private sectors. In alignment with this new operational change, NAU suspended new student enrollment in 34 of its 128 programs and is in the process of closing its ground-based locations. This operational change may put additional pressure on the Company’s revenue in the immediate future. However, the Company expects a significant decrease in expenses with a lesser impact on revenue in the long run. See note 7 for further details on the Company’s operational change.
●
On December 19, 2018, the restriction on the Company’s $1.1 million certificate of deposit with Great Western Bank expired, and the cash balance has now become available for operating purposes.
●
On December 17, 2018, the Company entered into an agreement to sell one out of two available-for-sale aircrafts for proceeds of $0.6 million, which management expects to close by February 2019. The estimated proceeds from the other aircraft, as well as the savings from the related maintenance and operating costs, are approximately $0.9 million. The Company has been actively marketing and advertising to sell the second aircraft, which management expects will be completed within the next few quarters.
●
The Company continued its internal restructuring, which will result in the elimination of numerous positions throughout the organization in the third quarter of fiscal 2019. The Company estimates an additional $1.5 million in annual payroll reduction. This payroll reduction is part of our continued cost-cutting initiatives to better align expenses with the decreasing enrollment.

Should the Company be unsuccessful with one or more of these actions, should enrollment continue to decline significantly, or in the event of significant unforeseen expenditures, management believes that it would need to raise additional funding, including but not limited to selling the Company’s real estate assets, to continue as a going concern.

While the Company believes that the above actions will be successful, management is unable to conclude that it is probable that these actions will provide sufficient liquidity to enable the Company to meet its needs and, as such, there is substantial doubt about its ability to continue as a going concern for at least twelve months following the issuance of these financial statements.

2.
NATURE OF OPERATIONS

The Company, through Dlorah, owns and operates National American University. NAU is a regionally accredited, proprietary, multi-campus institution of higher learning, offering associate, bachelors, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; in higher education; and in strategic security. Courses are offered through on-ground educational sites as well as online.

In addition to the university operations, the Company owns and operates a real estate business known as Fairway Hills Developments, or Fairway Hills. The real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Development area of Rapid City, South Dakota.

3.
RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, provides more useful information to users of the consolidated financial statements through improved disclosure requirements, and simplifies the preparation of the consolidated financial statements by reducing the number of requirements to which an entity must refer. The ASU outlines five steps to achieve proper revenue recognition: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This standard is effective for the Company’s fiscal year 2019, and was implemented in the first quarter ended August 31, 2018, using the modified retrospective method of adoption. The adoption of this guidance did not have a material impact on the Company’s financial statements during the six months ended November 30, 2018. The primary impact of adopting the new standard has been modifications to the timing of revenue recognition for certain revenue streams. A net cumulative increase to accumulated deficit and a corresponding increase to deferred revenue in the amount of $0.2 million as of June 1, 2018 was recorded as a result of the adoption of this guidance. The Company has provided expanded disclosures pertaining to revenue recognition in Note 4 – Revenues.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively financed or purchased by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. The standard will be effective for the Company’s fiscal year ending 2020 and will be implemented in the first quarter ending August 31, 2019. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

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

4.
REVENUES

Impact of Adoption of ASC 606 – Revenue from Contracts with Customers

On June 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”). The Company elected to follow the modified retrospective adoption method. The new guidance was applied to all contracts that were not completed as of the adoption date. Revenues and operating results for the reporting period beginning June 1, 2018 have been presented under the accounting guidance included within ASC Topic 606, while prior period amounts have not been restated to conform to the new guidance as permitted by the modified retrospective method of adoption.

As a result of the adoption of ASC Topic 606, the Company recorded a net cumulative increase to accumulated deficit of $0.2 million and a corresponding increase to deferred income within the Consolidated Balance Sheet as of June 1, 2018. The impact of adoption was primarily related to the estimated adjustment for students who withdraw from classes for terms that were not complete at May 31, 2018. Prior to the adoption of ASC 606, these revenue adjustments were recognized when the student actually withdrew from classes. Compared to the amounts under ASC Topic 605, for the six months ended November 30, 2018, the net impact to revenues under ASC Topic 606 was a reduction of revenues of $0.2 million, with a corresponding increase to deferred income.

The Company does not have any unsatisfied performance obligations for contracts with customers that have an expected duration of more than one year.

Revenue Recognition

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category:

	Six months ended	Three months ended
	November 30,	November 30,
	2018	2018
Academic revenue	$28,559	$13,879
Auxilary revenue	1,405	678
Real estate revenue	1,239	611
Consolidated revenue	$31,203	$15,168

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

Academic Revenue: Academic revenue consists of tuition revenue, other fee revenue and the revenue generated through NAU’s teaching relationships with other non-related party institutions. The Company’s academic programs are typically offered on a three-month term basis that, starting in November 2017, commence on a monthly basis. As a result, each of the Company’s financial reporting quarters include the revenue of three months of the first term, two months of the second term, and one month of the third term.

Tuition revenue represents amounts charged for course instruction. For tuition revenue, the Company performs an assessment at the beginning of each student contract and, subsequently thereafter, if new information indicates there has been a significant change in facts and circumstances. Each student contract contains a single performance obligation that is the Company’s promise to the student to provide knowledge and skills through course instruction, which may include any combination of classroom instruction, on-demand tutoring or on-line instruction.

Tuition revenue is reported net of adjustments for discounts, refunds and scholarships. Tuition rates per student vary by educational site, the number of credit hours the student is enrolled in for the term, the program, and the degree level of the program. The portion of tuition and registration fees received but not earned, less estimated student withdrawals, is recorded as deferred income and reflected as a current liability in the Company’s consolidated balance sheets, as such amount represents revenue the Company expects to earn from terms that are not complete as of the date of the financial statements.

Tuition revenue is deferred and recognized as revenue ratably over the term of instruction (typically three months). Tuition revenue is recognized over time as the students obtain control of the educational services provided by the Company subsequent to enrollment and on a ratable basis over the term of the course beginning on the course start date through the last day of classes.

If a student withdraws prior to the completion of the academic term, the respective portion of tuition and registration fees the Company already received and is not entitled to retain are refunded back to the students and the Department of Education. Students are no longer entitled to a refund once 60% of the term has been completed. ’For students that have withdrawn from all classes during an academic term, the Company estimates the expected receivable balance due from such students and records a provision to reduce academic revenue for that amount, less estimated collections calculated based on historical collection trends and adjusted for known current factors.

Auxiliary Revenue: Auxiliary revenue primarily consists of revenues from the Company’s bookstore operations for the sale of books and other class materials. Revenue is recognized when control of the books or class materials are transferred to the student. Auxiliary revenue is recorded net of any applicable sales tax. There are no identified changes to revenue recognition from ASC Topic 605 to ASC Topic 606.

Real Estate Revenue: Real estate revenue includes monthly rental income, fees paid by members of owners’ associations managed by the Company and condominium sales. Rental income and owners’ association fees are received from tenants or members. Significant amounts paid in advance are included in deferred income on the Company’s consolidated balance sheets. Revenue related to the sales of the condominiums is recognized at the closing of the transaction at the negotiated contract price. There are no identified changes to revenue recognition from ASC Topic 605 to ASC Topic 606.

The following presents the Company’s net revenue disaggregated based on the timing of revenue recognition:

	Six months ended	Three months ended
	November 30, 2018	November 30, 2018
Services transferred over time:
Tuition revenue, net of adjustments	$28,559	$13,879
(transferred over the term of instruction)
Rental income (transferred over the rental period)	697	346
Total	29,256	14,225

Goods or services transferred at a point in time:
Auxiliary revenue	1,405	678
Other real estate income	103	51
Condominium sales	439	214
Total	1,947	943

Total revenue	$31,203	$15,168

5.
STUDENT RECEIVABLES, NET

Student receivables, net consist of the following as of the respective period ends:

	November 30,	May 31,
	2018	2018
Student accounts receivable	$2,256	$3,480
Less allowance for doubtful accounts	(487)	(587)
Student receivables, net	$1,769	$2,893

Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in the allowance for doubtful accounts for the respective periods:

	Six Months Ended
	November 30,
	2018	2017
Beginning allowance for doubtful accounts	$587	$1,195
Provisions for uncollectible accounts receivable	1,046	1,279
Write offs	(1,449)	(1,949)
Recoveries	303	318
Ending allowance for doubtful accounts	$487	$843

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

During the quarter ended November 30, 2017, upon our review of our assets for impairment, we determined the estimated future undiscounted cash flows associated with the assets of the Houston, Minnetonka, Bloomington, Brooklyn Center and Burnsville campuses were not sufficient to recover their carrying value. Accordingly, the carrying values of the assets, primarily leasehold improvements, were reduced to their fair value, which the Company believes to be minimal. An impairment charge of $1,009 related to these five locations was recorded. The impairment charge is included in loss on impairment and disposition of property, within the NAU segment, in the condensed consolidated financial statements.

During the quarter ended August 31, 2018, the Company signed an early lease termination agreement without penalty for the Albuquerque East and Colorado Springs North locations. The Company consolidated the students from these two locations to other local campuses during the second quarter. The leases at the closed locations were terminated prior to the end of their terms. As a result of the early termination of the leases at these two locations, the carrying values of their assets, primarily classroom and office equipment and leasehold improvements, were reduced to their fair value, which the Company estimates to be minimal. An impairment charge of $555 related to the assets at these locations was recorded during the three months ended August 31, 2018.

During the quarter ended November 30, 2018, the Company incurred additional asset impairment as the result of the Board-Approved Operational Change to Online Operations. See Note 7 below.

7.
BOARD-APPROVED OPERATIONAL CHANGE TO ONLINE OPERATIONS

On October 29, 2018, the Company’s Board of Directors approved a strategic plan that focuses NAU’s growth strategies on online academic programs and expanding its programming and services related to strategic security, counter-terrorism, and intelligence for the public and private sectors. The Company remains committed to offering many of its current programs and maintaining its longstanding mission to assist students in achieving their educational goals and preparing them for employment in a rapidly evolving and increasingly competitive employment market.

In alignment with its new strategic plan, NAU suspended new student enrollment in 34 of its 128 programs effective November 1, 2018. NAU will continue to serve active students currently enrolled in these programs. To accelerate its operational change to online academic programs and to gain greater efficiencies through the centralization of its student-facing services, the Company is implementing appropriate staff reductions and other personnel actions.

As a result, the Company determined that the carrying value of all assets for the ground locations that were not previously impaired, should be impaired as of November 30, 2018. The Company incurred a charge of $5.9 million to account for these fixed asset impairments. In addition, future lease obligations at the ground locations that were closed as of November 30, 2018, were accelerated, and a non-cash charge of $3.1 million was incurred to recognize the acceleration of these lease obligations. This non-cash lease acceleration was calculated using the present value of future payments and offset with estimated sublease income.

8.
STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 24,522,653 and 24,344,122 shares of common stock were outstanding as of November 30, 2018 and May 31, 2018, respectively. No shares of preferred stock or Class A common stock were outstanding at November 30, 2018 and May 31, 2018.

Stock-Based Compensation
Under the 2009 Stock Option and Compensation Plan (the “2009 Plan”), the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. The Company has settled an advisor services contract and management compensation in stock that totaled 72,033 shares valued at $38 for the quarter ended November 30, 2018, and 78,609 shares valued at $44 for the year to date period ended November 30, 2018. These issuances of stock reduce the shares available for future grants. At November 30, 2018, the Company had 2,112 shares available for future grants under its 2009 Plan.

In 2013, the Company adopted the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan. Termination of the 2013 Plan was approved by the stockholders of the National American University Holdings, Inc. at the 2018 Annual Meeting of Stockholders held October 9, 2018.

At the 2018 Annual Meeting of National American University Holdings, Inc., held October 9, 2018, the stockholders also approved the 2018 Stock Option and Compensation Plan (the “2018 Plan”). The Plan authorizes 1,800,000 shares to aid the Company in recruiting and retaining employees and to align the interests of employees, officers and directors with those of the Company’s stockholders. The Company may grant restricted stock awards, restricted stock units, stock options, stock appreciation rights, stock awards and other stock-based awards. The Plan expires ten years from its inception date. At November 30, 2018, all 1,800,000 shares are available for future grants.

Restricted stock
During the quarter ended November 30, 2018, 47,615 restricted stock shares with a weighted average grant date fair value of $2.10 per share vested. The Company has 113,635 non-vested restricted stock shares with a weighted average grant date fair value of $0.88 per share that were granted during the quarter and remain outstanding at November 30, 2018. These shares vest one year from the issuance date. Unrecognized compensation expense associated with these shares total $86 with a remaining amortization period of 0.9 year. Stock compensation expense totaling $23 and $48, respectively, was recorded in the condensed consolidated statements of operations and comprehensive loss during the quarter and year to date periods ended November 30, 2018.

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

During the quarter ended November 30, 2018, the Company granted stock options to purchase 50,000 shares of stock at a weighted average exercise price of $0.44 per share. The stock options granted vest over a one to two-year period. The following assumptions were used to determine the fair value of the stock options awarded:

Assumptions used:	For the three and six months ended November 30, 2018
Expected term (in years)	5.75
Weighted average expected volatility	66.6%
Range of expected volatility	57.1% to 69.0%
Weighted average risk-free interest rate	3.11%
Range of risk-free interest rates	2.93% to 3.84%
Weighted average expected dividend	0.00%
Weighted average fair value per share	$0.27

Stock options for 27,021 shares of common stock with a weighted average exercise price of $3.12 were forfeited during the year to date period ended November 30, 2018. At November 30, 2018, stock options for 216,329 shares were outstanding with a weighted exercise price of $2.88 and a weighted average remaining useful life of 7.2 years. Of the outstanding shares, 167,327 are exercisable with a weighted average exercise price of $3.57 and a weighted average remaining useful life of 6.4 years. No intrinsic value was associated with the stock options at November 30, 2018. The Company recorded compensation expense for stock options of $2 and $3, respectively, for the three and six months ended November 30, 2018 in the consolidated statements of operations and comprehensive loss. Unamortized compensation associated with stock options at November 30, 2018 is $13 with a remaining amortization term of 1.7 years.

Dividends
To reduce cash requirements, no dividends have been declared or paid since October 6, 2017. The following table summarizes the Company’s fiscal 2018 dividend payments:

Date declared	Record date	Payment date	Per share
April 13, 2017	June 30, 2017	July 7, 2017	$0.0450
August 4, 2017	September 30, 2017	October 6, 2017	$0.0450

9.
INCOME TAXES

As of November 30, 2018, the Company had net operating loss (“NOL”) carryforwards of approximately $29,000, adjusted for certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward has no expiration. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a full valuation allowance has been established to reduce the net tax benefit asset value to zero.

The loss before income taxes for the six months ended November 30, 2018, created a net tax benefit of approximately $3,892. As realization of this net tax benefit is not assured, a full valuation allowance was recorded for this amount. As such, a full valuation allowance totaling $8,410 is recorded at November 30, 2018, and is included in net deferred income taxes liability in the accompanying condensed consolidated balance sheet.

The Company’s effective tax rate was expense of 0.1% for the six months ended November 30, 2018, as compared to expense of 2.6% for the corresponding period in 2017. The effective tax rate varies from the statutory rate of 21% primarily due to the deferred tax asset valuation allowance, fluctuations in state income taxes as a result of the Company’s net loss position, and nondeductible meals expense.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%. The accounting for these changes was completed as of May 31, 2018.

10.
LOSS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Six months ended		Three months ended
	November 30,		November 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to National American University Holdings, Inc.	$(16,261)	$(7,605)	$(11,307)	$(3,777)
Denominator:
Weighted average shares outstanding used to compute basic
net income per common share	24,344,052	24,200,096	24,389,841	24,219,884
Incremental shares issuable upon the assumed exercise of stock options	-	-	-	-
Incremental shares issuable upon the assumed vesting of restricted shares	-	-	-	-
Common shares used to compute diluted net income per share	$24,344,052	$24,200,096	$24,389,841	$24,219,884
Basic net loss per common share	$(0.67)	$(0.31)	$(0.46)	$(0.16)

Diluted net loss per common share	$(0.67)	$(0.31)	$(0.46)	$(0.16)

A total of 216,329 and 200,600 shares of common stock subject to issuance upon exercise of stock options for the three and six months ended November 30, 2018 and 2017, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 113,635 and 47,615 shares of common stock subject to issuance upon vesting of restricted shares for the three and six months ended November 30, 2018 and 2017, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

11.
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

In April 2017, a former NAU employee filed a qui tam suit against NAU, NAUH, and Dlorah, Inc., alleging certain violations of the Higher Education Act and Title IV program requirements, including (1) alleged misrepresentations to a programmatic accrediting agency, (2) alleged miscalculation of percentage of revenues derived from Title IV program funds under the 90/10 Rule, and (3) alleged noncompliance with the incentive compensation prohibition. The U.S. government decided to not intervene in the lawsuit at that time, and the complaint was then unsealed by the court in January 2018, with an amended complaint being filed on April 24, 2018. The U.S. government reserved the right to intervene at a later time. The case is styled U.S. ex rel. Brian Gravely v. National American University, et al., No. 5:17-cv-05032-JLV, and remains pending in the U.S. District Court for the District of South Dakota. NAU, NAUH, and Dlorah, Inc., have filed an answer to the amended complaint, denying any legal wrongdoing or liability. We cannot predict the outcome of this litigation, nor its ability to harm our reputation, impose litigation costs, or materially adversely affect our business, financial condition, and results of operations. The amount or range of reasonably possible losses cannot be determined and, accordingly, no liability has been accrued for this matter.

In December 2018, NAU was served with a lawsuit (Summons and Petition) commenced by two former students of NAU, Shayanne Bowman and Jackquelynn Mortenson (Plaintiffs), in Missouri state court, alleging claims of fraud and misrepresentations as to the quality and value of the educational degrees that were being pursued by the two Plaintiffs, and also a claim under the Missouri Merchandising Practices Act. The Petition (complaint) does not specify the damages being sought by Plaintiffs in the lawsuit. The case is styled Shayanne Bowman and Jackquelynn Mortenson v. Dlorah, Inc., d/b/a National American University, et al., Case No. 1816-cv30104, and is pending in Jackson County Circuit Court (MO). Three individual defendants were also included in the lawsuit, all former employees of NAU. The Company served and filed, on January 2, 2019, a formal response to the Petition in the form of a motion to dismiss the Petition. The Company simultaneously filed papers seeking to remove the lawsuit to federal court. The Company’s response to the lawsuit denied any legal wrongdoing or liability. The Company intends to vigorously defend the lawsuit. We cannot predict the outcome of this litigation, nor its ability to harm our reputation, impose litigation costs, or materially adversely affect our business, financial condition, and results of operations. The amount or range of reasonably possible losses cannot be determined at this time and, accordingly, no liability has been accrued for this matter.

12.
FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
November 30, 2018
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

Following is a summary of the valuation techniques for assets and liabilities recorded in the consolidated balance sheets at fair value on a recurring basis:

Certificates of deposit (“CD’s”): Market prices for certain CD’s are obtained from quoted prices for similar assets. The Company classifies these investments as level 2. The certificates at November 30, 2018 and May 31, 2018 are restricted by an $8 million promissory note and by a $1 million letter of credit. See Note 14 to these Notes to Consolidated Financial Statements for additional information regarding these certificates of deposit.

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

	Six months ended November 30,			Six months ended November 30,
		2018			2017
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic	$28,559	$-	$28,559	$36,684	$-	$36,684
Auxiliary	1,405	-	1,405	1,975	-	1,975
Rental income apartments	-	697	697	-	700	700
Condominium sales	-	439	439	-	455	455
Other real estate income	-	103	103	-	-	-

Total revenue	29,964	1,239	31,203	38,659	1,155	39,814

Operating expenses:
Cost of educational services	11,767	-	11,767	13,311	-	13,311
Selling, general & administrative	23,158	1,047	24,205	29,780	1,036	30,816
Auxiliary	972	-	972	1,393	-	1,393
Cost of condominium sales	-	354	354	-	427	427
Loss on lease termination	3,099	-	3,099	362	-	362
Loss (gain) on disp/impairment of property	6,438	-	6,438	1,036	(41)	995
Total operating expenses	45,434	1,401	46,835	45,882	1,422	47,304
Loss from operations	(15,470)	(162)	(15,632)	(7,223)	(267)	(7,490)
Other income (expense):
Interest income	12	51	63	44	5	49
Interest expense	(404)	(161)	(565)	(417)	-	(417)
Other income (loss) - net	(82)	-	(82)	(9)	96	87
Total other (expense)income	(474)	(110)	(584)	(382)	101	(281)
Loss before taxes	$(15,944)	$(272)	$(16,216)	$(7,605)	$(166)	$(7,771)

	As of November 30, 2018			As of November 30, 2017
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Total assets	$21,793	$13,107	$34,900	$36,567	$10,083	$46,650

	Three months ended November 30,			Three months ended November 30,
		2018			2017
			Consolidated			Consolidated
	NAU	Other	Total	NAU	Other	Total
Revenue:
Academic	$13,879	$-	$13,879	$18,494	$-	$18,494
Auxiliary	678	-	678	931	-	931
Rental income apartments	-	346	346	-	358	358
Condominium sales	-	214	214	-	235	235
Other real estate income	-	51	51	-	-	-

Total revenue	14,557	611	15,168	19,425	593	20,018

Operating expenses:
Cost of educational services	5,413	-	5,413	6,411	-	6,411
Selling, general & administrative	10,597	536	11,133	14,781	527	15,308
Auxiliary	471	-	471	652	-	652
Cost of condominium sales	-	165	165	-	191	191
Loss on lease termination	3,056	-	3,056	-	-	-
Loss (gain) on disp/impairment of property	5,884	-	5,884	1,036	-	1,036
Total operating expenses	25,421	701	26,122	22,880	718	23,598
Loss from operations	(10,864)	(90)	(10,954)	(3,455)	(125)	(3,580)
Other income (expense):
Interest income	6	26	32	27	2	29
Interest expense	(201)	(81)	(282)	(208)	-	(208)
Other income (loss) - net	(83)	-	(83)	(4)	47	43
Total other (expense)income	(278)	(55)	(333)	(185)	49	(136)
Loss before taxes	$(11,142)	$(145)	$(11,287)	$(3,640)	$(76)	$(3,716)

14.
LETTER OF CREDIT AND LONG-TERM DEBT

During the year ended May 31, 2018, the Company entered into an irrevocable letter of credit with Great Western Bank for $1,000. The letter of credit was required by the state of New Mexico in an amount set by the New Mexico Department of Higher Education. The agreement expired December 19, 2018. This $1,000 letter of credit and the Company’s purchasing card account were secured by a restricted certificate of deposit totaling $1,250. The certificate of deposit matured on December 19, 2018. Great Western Bank had restricted the $1,250 certificate of deposit as collateral for the $1,000 letter of credit and the Company’s purchasing card account that carried a credit limit of $250.

The Company replaced the $1,000 letter of credit required by the State of New Mexico by submitting an acceptable bond in place of the letter of credit. The bond has no collateral requirements and, as a result, the Company restored $1,100 of this restricted cash to unrestricted operating cash effective December 19, 2018. A $150 newly-created restricted certificate of deposit secures the Company’s purchasing card account that currently carries a reduced credit limit of $150.

On May 17, 2018, Dlorah and the Company jointly and severally issued to Black Hills Community Bank, N.A. (“Bank”) a promissory note in the principal amount of $8,000 (the “Note”), which is secured by a mortgage granted by Dlorah to the Bank on certain real property located in Pennington County, South Dakota, pursuant to a collateral real estate mortgage (the “Mortgage,” and together with the Note, the “Loan Agreements”) entered into between Dlorah and the Bank on the same date as the Note, and certain related rents, as well as a security interest in certain deposit accounts, to include restricted certificates of deposit totaling $8,000. These certificates of deposit are also restricted by the Bank and are not available for spending.

The Loan Agreements provide for an $8,000 five-year term loan (the “Loan”). The Loan carries a fixed interest rate of 4% (the “Interest Rate”) and is payable as follows: beginning June 17, 2018, 59 monthly consecutive interest-only payments based on the unpaid principal balance of the Loan at the Interest Rate; beginning May 17, 2019, four consecutive annual principal payments of $800 each, during which interest will continue to accrue on the unpaid principal balance of the Loan at the Interest Rate; and on May 17, 2023, one payment of the remaining principal balance and one month of accrued interest of the Loan in the amount of $4,816. The Company and Dlorah may prepay the Loan at any time without penalty unless the Note is refinanced with proceeds derived from another lender, in which case the Bank will be entitled to a prepayment penalty of 1%. The Loan Agreements also contain various affirmative and negative covenants, including financial covenants and events of default. As of November 30, 2018, the Company has been in compliance with the covenants included in the Loan Agreements.

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

These ratios provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If an institution’s composite score is at least 1.5, it is considered financially responsible. If an institution’s composite score is less than 1.5 but is 1.0 or higher, it is still considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years under the Department’s “zone” alternative. Under the zone alternative, the Department may subject the institution to various operating or other requirements. These requirements may include (1) being transferred from the “advance” method of payment of Title IV program funds to the heightened cash monitoring payment method under which the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds from the Department for the amount of those disbursements, or (2) being transferred to the more onerous reimbursement payment method under which an institution must submit to the Department documentation demonstrating the eligibility for each Title IV disbursement and wait for the Department’s approval before drawing down Title IV funds.

If an institution does not achieve a composite score of at least 1.0, it is subject to additional requirements in order to continue its participation in the Title IV programs. This includes (1) submitting to the Department a letter of credit in an amount equal to at least ten percent, and at the Department’s discretion up to 50%, of the Title IV funds received by the institution during its most recently completed fiscal year, and (2) being placed on provisional certification status, under which the institution must receive Department approval before implementing new locations or educational programs and comply with other restrictions, including reduced due process rights in subsequent proceedings before the Department.

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

16.
SUBSEQUENT EVENTS

As previously disclosed on Form 8-K filed with the SEC on December 31, 2018, on December 26, 2018, the Company received a written notice from Nasdaq that, based upon the Company’s market value of publicly held shares for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $5,000,000.00, as set forth in Nasdaq Listing Rule 5450(b)(1)(C).  On December 28, 2018, the Board of Directors of the Company approved the voluntary delisting by the Company of its common stock from the Nasdaq Global Market (“NGM”) of Nasdaq, and the transfer of the listing of its common stock to the Over the Counter Quotation Bureau (OTCQB) . The Company’s Board of Directors approved the voluntary withdrawal of the Company’s common stock from listing on NGM as a result of numerous factors, including its assessment of the probability of the Company’s regaining compliance with Nasdaq Listing Rule 5450(b)(1)(C), the common stock’s current trading volume and price, and the costs of maintaining eligibility to list the Company’s common stock on NGM. On December 31, 2018, the Company notified Nasdaq of its intention to voluntarily delist its common stock from NGM and concurrently with such notification, issued a press release regarding its intent to transfer the listing of its common stock from NGM to the OTCQB. The Company filed Form 25 with the SEC on January 10, 2019 to effect the voluntary delisting of its common stock from NGM. The Company intends to remain a reporting company under the Securities and Exchange Act of 1934, as amended, immediately following the voluntary withdrawal from NGM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the offering of new educational programs and adapting to other changes, risks associated with accepting students from closed educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K filed on September 14, 2018 and its other filings with the SEC. The Company undertakes no obligation to update or revise any forward looking statement, except as may be required by law.

Background

The Company owns and operates National American University. NAU is a regionally accredited, proprietary, multi-location institution of higher learning, offering associate, baccalaureate, master’s and doctoral degree programs in business-related disciplines, such as accounting, management, business administration, and information technology; in healthcare-related disciplines, such as occupational therapy, medical assisting, nursing, surgical technology, and healthcare information and management; in legal-related disciplines, such as paralegal, criminal justice, and professional legal studies; strategic security; and in higher education. As of November 30, 2018, we had 26 operating locations across the states of Colorado, Indiana, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas. Distance learning operations and central administration offices operate from Rapid City, South Dakota.

As of November 30, 2018, NAU had 497 students enrolled at its physical locations, 3,777 students for its online programs and 523 students that attended physical hybrid learning locations and also took classes online. NAU supports the instruction of approximately 2,750 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations, Fairway Hills, consist of apartment facilities, condominiums and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 4% of our revenues for the quarter ended November 30, 2018.

On October 29, 2018, the Company’s Board of Directors approved a strategic plan that focuses National American University’s growth strategies on online academic programs and expanding its programming and services related to strategic security, counter-terrorism, and intelligence for the public and private sectors. National American University remains committed to offering many of its current programs and maintaining its longstanding mission to assist students in achieving their educational goals and preparing them for employment in a rapidly evolving and increasingly competitive employment market.

In alignment with its new strategic plan, National American University suspended new student enrollment in 34 of its 128 programs effective November 1, 2018. National American University will continue to serve active students currently enrolled in these programs. To accelerate its strategic shift to online academic programs and to gain greater efficiencies through the centralization of its student-facing services, the Company is implementing appropriate staff reductions and other personnel actions.

In connection with these changes, the Company incurred asset impairment charges of $5.9 million in the second quarter of fiscal year 2019 to reduce the carrying value of long-lived assets to their respective fair value. In addition, ground locations that have closed as of November 30, 2018, incurred a charge representing the net present value of the remaining lease obligations, reduced by an estimated amount for sublease income, of $3.1 million.

The locations that are closed effective November 30, 2018, and are no longer servicing students include: Albuquerque East, NM; Colorado Springs North, CO;Killeen TX; Lees Summit, MO; Lewisville, TX; Mesquite, TX; Minnetonka, MN; Rochester, MN; San Antonio, TX; Watertown, SD; Weldon Springs, MO; Wichita West KS; and Zona Rosa, MO.

The locations that will continue to serve students to teach out their program of study include: Albuquerque West, NM; Austin, TX; Bellevue, NE; Centennial, CO; Colorado Springs South, CO; Georgetown, TX; Indianapolis, IN; Overland Park, KS; Rapid City, SD; Richardson, TX; Roseville, MN; Sioux Falls, SD; Tulsa, OK; and Wichita East, KS.

In alignment with the board-approved strategic plan, the following ground-based programs will no longer accept new students and will be taught out: Diploma in Medical Assisting, AAS in Invasive Cardiovascular Technology, Medical Assisting, Medical Laboratory Technician, Paralegal Studies, Occupational Therapy Assistant, and Surgical Technology; BS in Nursing and Paralegal Studies.

Online programs that will be suspended, taught out, or will serve students via other programs are: Diploma in Accounting and Bookkeeping, Computer Support Specialist, and Computer and Network Server Administrator; AAS in Computer Support Specialist, Construction Management, Electronic Health Record Support Specialist, Emergency Medical Services, Professional Legal Studies, and Retail Management; BS in Professional Legal Studies, Emergency Medical Services Management, Energy and Manufacturing Management, Energy Management, and Organizational Leadership; BS IT emphasis areas in Applications Development, Database Administration, Game Software Development, Internet Systems Development, Management Information Systems, Network Management, and Web Development; RN-BSN; Executive MBA; MS in Global Supply Chain Management, Human Resource Management, and Nursing; and the EdD in Community College Leadership.

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the three months ended November 30, 2018, approximately 92% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales and the real estate operations’ rental income. Tuition revenue is reported net of adjustments for refunds, scholarships and estimated dropped students and is recognized on a daily basis over the length of the term (typically three months). During the quarter ended November 30, 2017, we began allowing students to take classes on the 2nd or 3rd month within a term rather than waiting to enroll the following term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term, unless they have already finished sixty percent or more of the term. Auxiliary revenue is recognized as items are sold and is recorded net of any applicable sales tax.

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

The following chart is a summary of our student enrollment on November 30, 2018 and 2017, by degree type and by instructional delivery method.

	November 30, 2018 (Fall 2018 Term)		November 30, 2017 (Fall 2017 Term)
	Number of Students	% of Total	Number of Students	% of Total	YOY Percent Change
Continuing Ed	-	0.0%	15	0.2%	-100.0%
Doctoral	192	4.0%	101	1.6%	90.1%
Graduate	436	9.1%	423	6.8%	3.1%
Undergraduate & Diploma	4,169	86.9%	5,702	91.4%	-26.9%
Total	4,797	100.0%	6,241	100.0%	-23.1%

All Campus	497	10.4%	988	15.8%	-49.7%
All Online	3,777	78.7%	4,433	71.0%	-14.8%
Mixed	523	10.9%	820	13.1%	-36.2%
Total	4,797	100.0%	6,241	100.0%	-23.1%

The combined enrollment in the doctoral and graduate programs increased 20% in the fall term 2018 as compared to the fall term 2017. However, the continuing education programs for students who enroll in one-off courses were eliminated pursuant to our plans to phase out those programs. The undergraduate and diploma programs decreased 26.9% due to lower market demand among our targeted student demographic. The overall 23.1% decline in enrollment was across all course delivery methods. We believe our investment to expand academic programming and our growth strategies will be critical in growing all segments.

We continue to assist students impacted by schools that have closed or have announced that they are discontinuing enrollments.  Over the past year, NAU has enrolled students from other institutions where students have been unable to complete their education. NAU signed a transfer agreement with Harrison College on September 11, 2018, to provide Harrison College students with the opportunity to transfer and complete their degree at National American University. Approximately 300 Harrison College students have enrolled at NAU. In addition, we are accepting enrollments from students at Canadian institutions as we continue to build the infrastructure that will allow us to scale our efforts while maintaining the compliance requirements of various Canadian regulatory authorities.

Expenses. Expenses consist of cost of educational services; selling, general and administrative; auxiliary expense; cost of condominium sales; loss on impairment and disposition of property; and loss on lease termination and acceleration. Cost of educational services contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative include the salaries of the student service positions, salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include primarily costs associated with book sales. Cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property represents the income received and the cost incurred in the disposal of assets that are no longer used by us. The loss on impairment represents the charges associated the determination that the carrying value of fixed assets at the ground locations should be removed from the balance sheet. The loss on lease termination represents acceleration of future lease obligations at ground locations that have closed and present no future economic benefit.

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

Results of Operations — Six Months Ended November 30, 2018 Compared to the Six Months Ended November 30, 2017

National American University Holdings, Inc.

The following table sets forth the consolidated statements of operations data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended
	November 30,
	2018	2017

TOTAL REVENUE	100.0%	100.0%

OPERATING EXPENSES:
Cost of educational services	37.7%	33.4%
Selling, general and administrative	77.6%	77.4%
Auxiliary expense	3.1%	3.5%
Cost of condominium sales	1.1%	1.1%
Loss on lease termination and acceleration	9.9%	0.9%
Loss (gain) on impairment and disposition of property and equipment	20.6%	2.5%

TOTAL OPERATING EXPENSES	150.0%	118.8%

OPERATING LOSS	-50.0%	-18.8%

OTHER INCOME (EXPENSE):
Interest income	0.2%	0.1%
Interest expense	-1.8%	-1.0%
Other income — net	-0.3%	0.2%

LOSS BEFORE INCOME TAXES	-51.9%	-19.5%

For the six months ended November 30, 2018, our total revenue was $31.2 million, a decrease of $8.6 million or 21.6%, as compared to total revenue of $39.8 million for the same period in fiscal 2017. The change was primarily due to a decrease in enrollment. The decrease in enrollments is due to lower market demand among our targeted student demographic. Our revenue for the six months ended November 30, 2018 consisted of $30 million from our NAU operations and $1.2 million from our other operations.

Total operating expenses were $46.8 million for the six months ended November 30, 2018, which is a decrease of $0.5 million compared to $47.3 million in the same period in 2017. This overall decrease in expense is the result of cost savings associated with the closure and teach out of ground locations. In the second quarter of the current fiscal year, the Company incurred fixed asset impairments and lease acceleration charges of $9.5 million resulting from the closure and teach out of ground locations. Cost of educational services is down $1.5 million, or 11.6%, compared to the same period last year. Selling, general, and administrative expenses are down $6.6 million, or 21.5%, compared to the same period last year. These expenses are lower due to the closure and teach out of ground locations and lower enrollment. The number of administrators and teachers at the ground locations is lower for the six months ended November 30, 2018, compared to the six month period ended November 30, 2017.

The operating loss was $15.6 million for the six months ended November 30, 2018, compared to $7.5 million for the same period in 2017. Net loss attributable to the Company was $16.3 million for the six months ended November 30, 2018 as compared to a net loss attributable to the Company of $7.6 million for the six months ended November 30, 2017. The primary reason for the increase in net loss is the fixed asset impairments and lease acceleration charges of $9.5 million resulting from the closure and teach out of ground locations in the second quarter.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for NAU only for each of the periods indicated:

	Six Months Ended
	November 30,
	2018	2017
TOTAL REVENUE	100.0%	100.0%
OPERATING EXPENSES:
Cost of educational services	39.3%	34.4%
Selling, general and administrative	77.3%	77.0%
Auxiliary services	3.2%	3.6%
Cost of condominium sales	0.0%	0.0%
Loss on lease termination and acceleration	10.3%	1.0%
Loss (gain) on impairment and disposition of property and equipment	21.5%	2.7%
TOTAL OPERATING EXPENSES	151.6%	118.7%
OPERATING LOSS	-51.6%	-18.7%
OTHER INCOME (EXPENSE):
Interest Income	0.0%	0.1%
Interest Expense	-1.3%	-1.1%
Other Income - net	-0.3%	0.0%
LOSS BEFORE INCOME TAXES	-53.2%	-19.7%

Total revenue. The total revenue for NAU for the six months ended November 30, 2018 was $30 million, a decrease of $8.7 million or 22.5% as compared to total revenue of $38.7 million for the same period in 2017. The decrease was primarily due to an enrollment decrease. The enrollment decrease is due to lower market demand among our targeted student demographic due in part to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the six months ended November 30, 2018 was $28.6 million, a decrease of $8.1 million or 22.1%, as compared to academic revenue of $36.7 million for the same period in 2017. The decrease was primarily due to lower enrollments over the prior year. The auxiliary revenue for the six months ended November 30, 2018 was $1.4 million, a decrease of $0.6 million or 28.9%, as compared to auxiliary revenue of $2.0 million for the same period in 2017. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the six months ended November 30, 2018 decreased $1.5 million, to $11.8 million, as compared to $13.3 million for the same period in 2017. This decrease was due to reduced instruction and instructional support staff due to lower enrollments in certain locations and programs. The cost of educational services as a percentage of total revenue for the six months ended November 30, 2018, was 39.3%, as compared to 34.4% for the same period in 2017 primarily due to fixed costs, such as facility expenses, together with a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the six months ended November 30, 2018 was 77.3%, as compared to 77.0% for the same period in 2017. The selling, general and administrative expenses for the six months ended November 30, 2018 were $23.2 million, a decrease of $6.6 million or 22.2%, as compared to selling, general and administrative expenses of $29.8 million for the same period in 2017. The decreases were primarily due to lower bad debt expense as a result of reduced revenue, improved account collections and a reduction in labor costs as we continue to close and teach out ground locations.

Loss on impairment of property and equipment and acceleration of lease expense. The loss on impairment of property and equipment was $6.4 million during the six months ended November 30, 2018. During November 2018, management determined that the estimated future undiscounted cash flows associated with the assets of all ground locations were not sufficient to recover their carrying value. Accordingly, the carrying values of the assets, primarily classroom and office equipment and leasehold improvements, were reduced to zero. The charge for acceleration of leases at the closed ground locations totaled $3.1 million in the six months ended November 30, 2018.

Results of Operations — Three Months Ended November 30, 2018 Compared to the Three Months Ended November 30, 2017

National American University Holdings, Inc.

The following table sets forth the consolidated statements of operations data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended
	November 30,
	2018	2017

TOTAL REVENUE	100.0%	100.0%

OPERATING EXPENSES:
Cost of educational services	35.7%	32.0%
Selling, general and administrative	73.4%	76.4%
Auxiliary expense	3.1%	3.3%
Cost of condominium sales	1.1%	1.0%
Loss on lease termination and acceleration	20.1%	0.0%
Loss (gain) on impairment and disposition of property and equipment	38.8%	5.2%

TOTAL OPERATING EXPENSES	172.2%	117.9%

OPERATING LOSS	-72.2%	-17.9%

OTHER INCOME (EXPENSE):
Interest income	0.2%	0.1%
Interest expense	-1.9%	-1.0%
Other income — net	-0.5%	0.2%

LOSS BEFORE INCOME TAXES	-74.4%	-18.6%

For the three months ended November 30, 2018, our total revenue was $15.2 million, a decrease of $4.9 million or 24.2%, as compared to total revenue of $20 million for the same period in fiscal 2017. The change was primarily due to a decrease in average enrollments of 23.1% for the three months ended November 30, 2018 over the prior year. The decrease in average enrollments is due to lower market demand among our targeted student demographic. Our revenue for the three months ended November 30, 2018 consisted of $14.6 million from our NAU operations and $0.6 million from our other operations.

Total operating expenses were $26.1 million for the three months ended November 30, 2018, which is an increase of $2.5 million compared to $23.6 million in the same period in 2017. This overall increase in expense is the result of the fixed asset impairments and lease acceleration charges of $8.9 million resulting from the closure and teach out of ground locations. Cost of educational services is down $1 million, or 15.6%, compared to the same quarter last year. Selling, general, and administrative expenses are down $4.2 million, or 27.3%, compared to the same quarter last year. These expenses are lower due to a reduction in labor costs as we continue to close and teach out ground locations.

The operating loss was $11 million for the three months ended November 30, 2018, compared to $3.6 million for the same period in 2017. The primary reason for the increase in net loss is the fixed asset impairments and lease acceleration charges of $8.9 million resulting from the closure and teach out of ground locations

Net loss for the three months ended November 30, 2018 increased by $7.5 million as compared to the same period in 2017 due to $4.8 million lower revenue, an increase in fixed asset impairment and lease acceleration charges of $7.9 million year-over-year, and a reduction in cost of educational services and selling, general and administrative expenses of $5.2 million.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for NAU only for each of the periods indicated:

	Three Months Ended
	November 30,
	2018	2017
TOTAL REVENUE	100.0%	100.0%
OPERATING EXPENSES:
Cost of educational services	37.2%	33.0%
Selling, general and administrative	72.8%	76.1%
Auxiliary services	3.2%	3.4%
Cost of condominium sales	0.0%	0.0%
Loss on lease termination and acceleration	21.0%	0.0%
Loss (gain) on impairment and disposition of property and equipment	40.4%	5.3%
TOTAL OPERATING EXPENSES	174.6%	117.8%
OPERATING LOSS	-74.6%	-17.8%
OTHER INCOME (EXPENSE):
Interest Income	0.0%	0.1%
Interest Expense	-1.4%	-1.1%
Other Income - net	-0.6%	0.0%
LOSS BEFORE INCOME TAXES	-76.6%	-18.8%

Total revenue. The total revenue for NAU for the three months ended November 30, 2018 was $14.6 million, a decrease of $4.9 million or 25.1% as compared to total revenue of $19.4 million for the same period in 2017. The decrease was primarily due to an average enrollment decrease of 23.1% for the three months ended November 30, 2018 over the same period in 2017. The enrollment decrease is due to lower market demand among our targeted student demographic due in part to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the three months ended November 30, 2018 was $13.9 million, a decrease of $4.6 million or 25%, as compared to academic revenue of $18.5 million for the same period in 2017. The decrease was primarily due to lower enrollments over the prior year. The auxiliary revenue for the three months ended November 30, 2018 was $0.7 million, a decrease of $0.3 million or 27.2%, as compared to auxiliary revenue of $0.9 million for the same period in 2017. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the three months ended November 30, 2018 decreased $1 million, to $5.4 million, as compared to $6.4 million for the same period in 2017. This decrease was due to reduced instruction and instructional support staff due to lower enrollments in certain locations and programs. The cost of educational services as a percentage of total revenue for the three months ended November 30, 2018, was 37.2%, as compared to 33% for the same period in 2017 primarily due to fixed costs, such as facility expenses, together with a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the three months ended November 30, 2018 was 72.8%, as compared to 76.1% for the same period in 2017. The selling, general and administrative expenses for the three months ended November 30, 2018 were $10.6 million, a decrease of $4.2 million or 28.3%, as compared to selling, general and administrative expenses of $14.8 million for the same period in 2017. The decreases were primarily due to lower bad debt expense as a result of reduced revenue and improved collections and a reduction in labor costs as we continue to close and teach out ground locations.

Loss on impairment of property and equipment and acceleration of lease expense. The loss on impairment of property and equipment was $5.9 million during the three months ended November 30, 2018. During November 2018, management determined that the estimated future undiscounted cash flows associated with the assets of all ground locations were not sufficient to recover their carrying value. Accordingly, the carrying values of the assets, primarily classroom and office equipment and leasehold improvements, were reduced to zero. The charge for acceleration of leases at the closed ground locations totaled $3.1 million in the three months ended November 30, 2018.

Liquidity and Capital Resources

The Company has experienced a decrease in revenue since 2013 due to enrollment declines at National American University. This long-term decline in revenue has resulted in increasing net losses and decreases in liquidity and capital resources.

For the six months ended November 30, 2018, cash used in operating activities was $3.9 million and unrestricted cash and cash equivalents decreased by $4.8 million from May 31, 2018. As a result, as of November 30, 2018, the Company had $0.5 million of unrestricted cash and cash equivalents and a working capital deficiency of $8.7 million. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.

During the quarter ended November 30, 2018, the Company implemented or began implementing actions to address its liquidity needs as follows:

●
During the quarter ended November 30, 2018, the Company implemented an operational plan that focuses on online academic programs and expanding its programming and services related to strategic security, counter-terrorism, and intelligence for the public and private sectors. In alignment with this new operational change, NAU suspended new student enrollment in 34 of its 128 programs and is in the process of closing its ground-based locations. This operational change may put additional pressure on the Company’s revenue in the immediate future. However, the Company expects a significant decrease in expenses with a lesser impact on revenue in the long run. See note 7 for further details on the Company’s operational change.
●
On December 19, 2018, the restriction on the Company’s $1.1 million certificate of deposit with Great Western Bank expired, and the cash balance has now become available for operating purposes.
●
On December 17, 2018, the Company entered into an agreement to sell one out of two available-for-sale aircrafts for proceeds of $0.6 million, which management expects to close by February 2019. The estimated proceeds from the other aircraft, as well as the savings from the related maintenance and operating costs, are approximately $0.9 million. The Company has been actively marketing and advertising to sell the second aircraft, which management expects will be completed within the next few quarters.
●
The Company continued its internal restructuring, which will result in the elimination of numerous positions throughout the organization in the third quarter of fiscal 2019. The Company estimates an additional $1.5 million in annual payroll reduction. This payroll reduction is part of our continued cost-cutting initiatives to better align expenses with the decreasing enrollment.

Should the Company be unsuccessful with one or more of these actions, should enrollment continue to decline significantly, or in the event of significant unforeseen expenditures, management believes that it would need to raise additional funding, including but not limited to selling the Company’s real estate assets, to continue as a going concern.

While the Company believes that the above actions will be successful, management is unable to conclude that it is probable that these actions will provide sufficient liquidity to enable the Company to meet its needs and, as such, there is substantial doubt about its ability to continue as a going concern for at least twelve months following the issuance of these financial statements.

Operating Activities. Net cash used in operating activities for the six months ended November 30, 2018 was $3.9 million, as compared to $3.7 million for the six months ended November 30, 2017. This decrease in cash used in operating activities is primarily due to an $8.6 million increase in net loss offset by a net change in working capital items of $7.8 million.

Investing Activities. Net cash used by investing activities was $0.7 million for the six months ended November 30, 2018, as compared to $0.8 million of net cash used in investing activities for the six months ended November 30, 2017. The decrease in the cash used by investing activities was primarily due to reduction of purchases of property and equipment of $0.9 million and the reduction of purchases of available for sale investments of $0.5 million, partially offset by the decrease of proceeds from sale of available for sale investments of $1.1 million and the proceeds from sale of property and equipment of $0.2K.

Financing Activities. Net cash used in financing activities was $0.2 million and $2.4 million for the six months ended November 30, 2018 and 2017, respectively. The reduction in cash used in financing activities was due to a $2.2 million reduction in dividends paid.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2018 was disclosed in our fiscal year 2018 Annual Report on Form 10-K. During the three months ended November 30, 2018, there were no material changes to this previously disclosed information with the exception of two lease terminations which reduced the total future payments by approximately $0.4 million.

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

The following table provides a reconciliation of net loss attributable to the Company to LBITDA (In thousands):

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Net Loss Attributable to the Company	(16,261)	(7,605)	(11,307)	(3,777)
Income Attributable to Non-Controlling Interest	27	19	10	5
Interest Income	(63)	(49)	(32)	(29)
Interest Expense	565	417	282	208
Income Taxes	18	(185)	10	56
Depreciation and Amortization	2,041	2,440	987	1,234
LBITDA	(13,673)	(4,963)	(10,050)	(2,303)

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

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At November 30, 2018, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

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

Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of November 30, 2018, management has identified no new material weaknesses other than those described in the Form 10-K. Although progress has been made to address such material weaknesses, management has concluded that the material weakness due to insufficient accounting resources and insufficient technical competence of its financial personnel continues to exist as of November 30, 2018, and therefore, has also concluded that our disclosure controls and procedures were not effective as of November 30, 2018 for the same reasons disclosed in the Form 10-K.

(b) Changes in Internal Control Over Financial Reporting

In light of the material weaknesses in internal control over financial reporting that continued to exist as of November 30, 2018, management performed additional analysis and procedures to ensure the unaudited consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management, with oversight from the Audit Committee, is working to fully remediate the material weaknesses in internal control over financial reporting disclosed in the Form 10-K. No additional changes in our internal control over financial reporting were identified during the quarter ended November 30, 2018 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to various claims, lawsuits or other proceedings that arise in the ordinary course of our business. We are not at this time, a party, as plaintiff or defendant, to any legal proceedings, which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation.

Item 1A. Risk Factors.

New rulemaking by the Department of Education could result in regulatory changes that could reduce our enrollment and revenue, increase costs of operations, and adversely affect our business.

Negotiated rulemaking is a process whereby the Department of Education consults with members of the postsecondary education community to identify issues of concern and attempts to agree on proposed regulatory revisions to address those issues before the Department of Education formally proposes any regulations. If the Department of Education and negotiators cannot reach consensus on the entire package of draft regulations, the Department of Education is authorized to propose regulations without being bound by any agreements made in the negotiation process. In recent years, the Department of Education has held negotiated rulemaking sessions and published regulations on various topics, as described further in “Item 1 – Business – Regulatory Matters – Changes in Department of Education Regulations.” in our most recent Form 10-K.

On October 15, 2018, the Department of Education announced that it would establish a new negotiated rulemaking committee to develop proposed regulations relating to, among other things, accreditation, distance learning and educational innovation, TEACH grants, and participation in the Title IV programs by faith-based educational entities. The negotiated rulemaking committee and three related subcommittees are scheduled to meet in January, February, and March of 2019. We are unable to predict when the Department of Education may ultimately issue regulations on these topics, the result of any other current or future rulemakings, or the impact of such rulemakings on our business.

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

On June 15, 2017, the Department of Education announced an indefinite delay to its implementation of the 2016 Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. On August 30, 2017, the Department of Education published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee, and on October 24, 2017, the Department of Education promulgated an interim final rule under which the effective date of most substantive provisions of the 2016 Borrower Defense Final Rule were delayed until July 1, 2019. The negotiated rulemaking committee sessions occurred in November 2017, January 2018, and February 2018, during which the Department of Education and negotiators failed to reach consensus on a revised regulation. Additionally, on July 6, 2017, the attorneys general of 18 states and the District of Columbia filed suit against the Department of Education claiming that its delay of the 2016 Borrower Defense Final Rule violated applicable law, including the Administrative Procedure Act. On September 12, 2018, the U.S. District Court for the District of Columbia issued a decision concluding that the above-described delay of the 2016 Borrower Defense Final Rule was improper. In a series of opinions and orders on September 17 and October 12, 2018, the Court reinstated the 2016 Borrower Defense Final Rule and it is now in effect. As described above, under the 2016 Borrower Defense Final Rule, certain events would automatically trigger the need for a school to obtain a letter of credit, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. On September 28, 2018, the Company received written notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for its common stock was not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq. On December 26, 2018, the Company also received a written deficiency notice from Nasdaq indicating that the Company no longer meets the requirement to maintain a minimum market value of publicly held shares. On December 31, 2018, the Company notified Nasdaq of its intention to voluntarily delist from Nasdaq and to transfer the listing of its common stock to the OTCQB Market (the “OTCQB”), a centralized electronic quotation service for over-the-counter securities. These events therefore may cause the Department of Education to require that we provide a letter of credit, cash, or other form of surety in order to remain eligible to participate in the Title IV programs.

On July 31, 2018, the Department of Education published in the Federal Register a proposed rule (the “2018 Borrower Defense Proposed Rule”) which would replace most substantive provisions of the 2016 Borrower Defense Final Rule. The 2018 Borrower Defense Proposed Rule would establish a federal standard for individual borrowers to raise as a defense to repaying loans disbursed on or after July 1, 2019. This proposed regulation would permit borrowers to challenge repayment of loans based on misrepresentation, defined to include acts or omissions by an institution which are false, misleading or deceptive, and which are made with knowledge of their falsity, deception, or misleading nature, or with reckless disregard for the truth. The 2018 Borrower Defense Proposed Rule seeks comment as to whether such a defense may be raised affirmatively or may only arise defensively, out of a collection action. The proposed regulation also would establish a five-year window following a final decision on borrower defense for the Department of Education to seek recoupment from an institution. The 2018 Borrower Defense Proposed Rule would permit schools to use class-action waivers and pre-dispute arbitration agreements, but would require schools to provide additional disclosures and borrower counseling when including such provisions in enrollment agreements. The 2018 Borrower Defense Proposed rule also sets forth automatic and discretionary triggers under which the Department of Education may require the school to provide a letter of credit, cash, or other form of surety, or may agree to provide surety through an offset of future Title IV funds for a six-to-twelve month period. For example, certain events would automatically trigger the need for a school to obtain a letter of credit or other surety, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would require a recalculation of an institution’s composite score of financial responsibility including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner’s equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated group on whose basis the composite score was calculated; or for any institution, the incursion of a borrower defense liability which reduces the institution’s composite score to under 1.0. The 2018 Borrower Defense Proposed Rule also sets forth events that are discretionary triggers for letters of credit or other forms of surety, meaning that if any of them occur, the Department of Education may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The 2018 Borrower Defense Proposed Rule also includes provisions regarding the treatment of operating leases in the financial responsibility composite score methodology, would more specifically define and require disclosures concerning the composite score’s inclusion of debt obtained for long-term purposes, and would revise limited aspects of the composite score formula to account for changes in accounting terminology. We cannot predict when the Department of Education will publish a final rule, the extent to which that final rule may differ from the 2018 Borrower Defense Proposed Rule, its differences from the previously promulgated 2016 Borrower Defense Final Rule, or the impact that any such revised rule might have on our business. Any regulation that increases potential borrower defense liabilities or affects the Department of Education’s assessment of our institutional capability could have a material effect on our business, financial condition and results of operations.

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

As described in more detail under “Item 1 – Business - Regulatory Matters — Regulation of Federal Student Aid Programs — Financial Responsibility,” in our most recent Form 10-K, the Department of Education annually assesses our financial responsibility through a composite score determination. Our audited financial statements for the fiscal year ended May 31, 2017 indicated our composite score was 1.8, respectively, which is sufficient to be deemed financially responsible under the Department of Education’s requirements. Our audited financial statements for the fiscal year ended May 31, 2018 indicate our composite score is 1.3. This score is subject to a final determination by the Department of Education once it receives and reviews our consolidated audited financial statements for the 2018 fiscal year, but we believe it is likely that the Department of Education will determine that we are “in the zone” and that we will be required to operate under the “zone alternative” requirements as well as any other requirements that the Department of Education might impose in its discretion. If we are unable to meet the minimum composite score or to comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then our students could lose their access to Title IV program funding.

On November 1, 2016, as part of the 2016 Borrower Defense Final Rule, the Department of Education adopted final regulations that revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. On June 15, 2017, the Department of Education announced an indefinite delay to its implementation of the 2016 Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. Additionally, on July 6, 2017, the attorneys general of 18 states and the District of Columbia filed suit against the Department of Education claiming that its delay of the 2016 Borrower Defense Final Rule violated applicable law, including the Administrative Procedure Act. On September 12, 2018, the U.S. District Court for the District of Columbia issued a decision concluding that the above-described delay of the 2016 Borrower Defense Final Rule was improper. In a series of opinions and orders on September 17 and October 12, 2018, the Court reinstated the 2016 Borrower Defense Final Rule and it is now in effect. Under the 2016 Borrower Defense Final Rule, certain events would automatically trigger the need for a school to obtain a letter of credit, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. On September 28, 2018, the Company received written notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for its common stock was not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq. On December 26, 2018, the Company also received a written deficiency notice from Nasdaq indicating that the Company no longer meets the requirement to maintain a minimum market value of publicly held shares. On December 31, 2018, the Company notified Nasdaq of its intention to voluntarily delist from Nasdaq and to transfer the listing of its common stock to the OTCQB Market (the “OTCQB”), a centralized electronic quotation service for over-the-counter securities. These events therefore may cause the Department of Education to require that we provide a letter of credit, cash, or other form of surety in order to remain eligible to participate in the Title IV programs. We cannot predict with any certainty the impact of these events on our business or operations.

In addition, on August 30, 2017, the Department of Education published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee, and on October 24, 2017, the Department of Education promulgated an interim final rule under which the effective date of most substantive provisions of the 2016 Borrower Defense Final Rule were delayed until July 1, 2019. The rulemaking committee sessions occurred in November 2017, January 2018, and February 2018, during which the Department of Education and negotiators failed to reach consensus on a revised regulation. On July 31, 2018, the Department of Education published in the Federal Register the 2018 Borrower Defense Proposed Rule, which would replace most substantive provisions of the 2016 Borrower Defense Final Rule. For additional information regarding the 2016 Borrower Defense Final Rule and the 2018 Borrower Defense Proposed Rule, see “— The Department of Education may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the Department of Education’s assessment of our institutional capability” in our most recent Form 10-K. We cannot predict with certainty the timing or substance of any future regulations concerning financial responsibility standards for Title IV program participation, nor the impact that such regulations might have on our business. Any Department of Education regulations that require NAU to post letters of credit or accept other limitations to continue participating in Title IV programs could materially affect our business, financial condition and results of operations.

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

If we close campus locations and affected students do not complete their educational programs at another location or online, or through transfer or teach-out with other postsecondary institutions, we may be subject to repayment liabilities to the U.S. Department of Education for discharged federal student loans.

Department of Education regulations provide that upon the closure of an institution participating in the Title IV programs, including any location thereof, certain students who had attended such an institution or location may be eligible to obtain a “closed school discharge” of their federal student loans related to attendance at that institution or location, if they do not complete their educational programs at another location or online, or through transfer or teach-out with other postsecondary institutions. In order to obtain a closed school discharge, a student generally must have been enrolled or on an approved leave of absence when the institution or location closed. Department of Education regulations historically also provide that students who withdraw from an institution or location within 120 days prior to the closure may receive a closed school discharge; this time period was expanded to 180 days under the 2016 Borrower Defense Final Rule. Additionally, under the 2016 Borrower Defense Final Rule, the Department of Education may grant automatic closed school discharges to students who do not re-enroll in another Title IV-participating institution within three years after becoming unable to complete their educational program due to a closure of their institution or institutional location. In the event that the Department of Education grants closed school discharges to any students affected by closures of our campus locations, it may require NAU to repay those discharged amounts to it. We therefore cannot predict the effect of such closures on our business, financial condition, or results of operations.

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

National American University Holdings, Inc.

Dated: January 22, 2019	By:	/s/ Ronald L. Shape
Ronald L. Shape
President and Chief Executive Officer

Dated: January 22, 2019	By:	/s/ David K. Heflin
David K. Heflin, Ed. D.
Chief Financial Officer