Form 10-Q
period 2019-02-28
National American University Holdings, Inc.
filed 2019-04-15
CIK 1399855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019

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

As of April 5, 2019, 24,650,083 shares of common stock, $0.0001 par value were outstanding.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES INDEX

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 2019
AND CONDENSED CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2018
(In thousands, except share and per share amounts)

	February 28,	May 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$425	$5,324
Student receivables — net of allowance of $384 and $587 at February 28, 2019 and May 31, 2018, respectively	1,477	2,893
Other receivables	401	563
Income taxes receivable	10	105
Prepaid and other current assets	1,509	1,552
Total current assets	3,822	10,437
Total property and equipment - net	16,464	25,228
OTHER ASSETS:
Restricted certificates of deposit	8,150	9,250
Condominium inventory	-	512
Land held for future development	414	414
Course development — net of accumulated amortization of $3,878 and $3,577 at February 28, 2019 and May 31, 2018, respectively	1,557	1,841
Goodwill	363	363
Other intangibles — net of accumulated amortization of $51 and $22 at February 28, 2019 and May 31, 2018, respectively	178	207
Other	1,241	555
Total other assets	11,903	13,142
TOTAL	$32,189	$48,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$419	$380
Current portion of long-term debt	800	800
Current portion of lease acceleration payable	1,914	-
Accounts payable	4,052	1,991
Income taxes payable	79	70
Deferred income	3,169	3,758
Accrued and other liabilities	3,364	4,090
Total current liabilities	13,797	11,089
OTHER LONG-TERM LIABILITIES	1,296	2,688
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	10,538	10,857
LONG-TERM DEBT, NET OF CURRENT PORTION	7,200	7,200
LONG-TERM LEASE ACCELERATION PAYABLE, NET OF CURRENT PORTION	3,285	-
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 29,053,894 issued and 24,650,083 outstanding as of February 28, 2019; 28,685,195 issued and 24,344,122 outstanding as of May 31, 2018)	3	3
Additional paid-in capital	59,445	59,305
Accumulated deficit	(40,942)	(19,873)
Treasury stock, at cost (4,403,811 shares at February 28, 2019, and 4,341,073 shares at May 31, 2018)	(22,509)	(22,496)
Total National American University Holdings, Inc. stockholders' equity	(4,003)	16,939
Non-controlling interest	76	34
Total stockholders' equity	(3,927)	16,973
TOTAL	$32,189	$48,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2019 AND 2018
(In thousands, except share and per share amounts)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
REVENUE:
Academic revenue	$39,060	$53,607	$10,501	$16,923
Auxiliary revenue	1,926	2,930	521	955
Rental income — apartments	1,042	1,049	345	349
Condominium sales	646	455	207	-
Other real estate income	152	-	49	-

Total revenue	42,826	58,041	11,623	18,227

OPERATING EXPENSES:
Cost of educational services	16,754	19,545	4,987	6,234
Selling, general and administrative	33,257	44,633	9,052	13,817
Auxiliary expense	1,324	2,079	352	686
Cost of condominium sales	507	427	153	-
Loss on lease termination and acceleration	4,215	362	1,116	-
Loss on impairment and disposition of property and equipment	6,692	2,071	254	1,076

Total operating expenses	62,749	69,117	15,914	21,813

OPERATING LOSS	(19,923)	(11,076)	(4,291)	(3,586)

OTHER INCOME (EXPENSE):
Interest income	100	63	37	14
Interest expense	(998)	(628)	(433)	(211)
Other (expense) income — net	48	95	130	8

Total other expense	(850)	(470)	(266)	(189)

LOSS BEFORE INCOME TAXES	(20,773)	(11,546)	(4,557)	(3,775)

INCOME TAX (EXPENSE) BENEFIT	(11)	268	7	83

NET LOSS	(20,784)	(11,278)	(4,550)	(3,692)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(42)	(34)	(15)	(15)

NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	(20,826)	(11,312)	(4,565)	(3,707)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized losses on investments, net of tax benefit	-	4	-	11

COMPREHENSIVE LOSS ATTRIBUTABLE TO NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(20,826)	$(11,308)	$(4,565)	$(3,696)

Basic net loss attributable to National American University Holdings, Inc.	$(0.85)	$(0.47)	$(0.19)	$(0.15)
Diluted net loss attributable to National American University Holdings, Inc.	$(0.85)	$(0.47)	$(0.19)	$(0.15)
Basic weighted average shares outstanding	24,369,869	24,222,864	24,465,124	24,269,158
Diluted weighted average shares outstanding	24,369,869	24,222,864	24,465,124	24,269,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2019 AND 2018
(In thousands)

	Nine Months Ended
	February 28,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,784)	$(11,278)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,707	3,577
Loss on lease termination	4,215	362
Loss on impairment and disposition of property	6,692	2,071
Realized loss on sales of available for sale investments	-	16
Provision for uncollectable tuition	1,441	1,775
Noncash compensation expense	140	198
Deferred income taxes	-	(194)
Changes in assets and liabilities:
Student and other receivables	137	(2,732)
Prepaid and other current assets	43	11
Condominium inventory	512	431
Other assets	(686)	96
Income taxes receivable/payable	104	(104)
Accounts payable	1,872	17
Deferred income	(832)	1,621
Accrued and other liabilities	(726)	(737)
Other long-term liabilities	(409)	(1,431)

Net cash flows used in operating activities	(5,574)	(6,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	-	(1,747)
Proceeds from sale of available for sale investments	-	4,668
Proceeds from the release of restricted certificates of deposit	1,100	-
Purchases of property and equipment	(607)	(1,695)
Proceeds from sale of property and equipment	545	210
Course development	(70)	(186)
Payments received on contract for deed	-	133
Other	-	23

Net cash flows provided by investing activities	968	1,406

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(280)	(244)
Purchase of treasury stock	(13)	(13)
Dividends paid	-	(2,184)

Net cash flows used in financing activities	(293)	(2,441)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,899)	(7,336)

CASH AND CASH EQUIVALENTS — Beginning of year	5,324	11,974

CASH AND CASH EQUIVALENTS — End of period	$425	$4,638

BALANCE SHEET RECONCILIATION
CASH AND CASH EQUIVALENTS	$425	$4,638
RESTRICTED CASH	$8,150	$-
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$8,575	$4,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND
NON-CASH INFORMATION:
Cash received (paid) for income taxes	$(93)	$30
Cash paid for interest	$1,000	$630
Property and equipment purchases included in accounts payable	$189	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2019 AND 2018
(In thousands, except share and per share amounts)

					Accumulated
		Additional			other		Total
	Common	paid-in	Accumulated	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	Deficit	stock	loss	interest	equity

Balance - May 31, 2017	$3	$59,060	$(6,622)	$(22,481)	$(4)	$(16)	$29,940

Purchase of 6,137 shares common
stock for the treasury	-	-	-	(13)	-	-	(13)
Share based compensation expense	-	198	-	-	-	-	198
Dividends declared ($0.045 per share)	-	-	(1,090)	-	-	-	(1,090)
Net (loss) income	-	-	(11,312)	-	-	34	(11,278)
Other comprehensive loss, net of tax	-	-	-	-	4	-	4
Balance - February 28, 2018	$3	$59,258	$(19,024)	$(22,494)	$-	$18	$17,761

Balance - May 31, 2018	$3	$59,305	$(19,873)	$(22,496)	$-	$34	$16,973
Impact of adoption of new accounting standard	-	-	(243)	-	-	-	(243)
Purchase of 13,713 shares common stock for the treasury		-		(13)			(13)
Share based compensation expense	-	140	-	-	-	-	140
Net (loss) income	-	-	(20,826)	-	-	42	(20,784)
Balance - February 28, 2019	$3	$59,445	$(40,942)	$(22,509)	$-	$76	$(3,927)

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

The accompanying unaudited consolidated financial statements have been prepared on a basis substantially consistent with the Company’s audited financial statements and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The information in the condensed consolidated balance sheet as of May 31, 2018 was derived from the audited consolidated financial statements of the Company for the year then ended. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018, filed on September 14, 2018. Furthermore, the results of operations and cash flows for the nine month periods ended February 28, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full year. These financial statements include consideration of subsequent events through issuance.

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

Financial Condition and Liquidity — For the nine months ended February 28, 2019, cash used in operating activities was $5.6 million and unrestricted cash and cash equivalents decreased by $4.9 million from May 31, 2018. As of February 28, 2019, the Company had $0.4 million of unrestricted cash and cash equivalent, working capital deficiency of $10 million, and a negative total stockholder’s equity of $4 million.

On March 8, 2019, the Company received a letter from the Department of Education, in which it determined that NAU did not meet its financial responsibility standards for institutions that participate in Title IV programs. As a result, the letter required, among other things, NAU to either (1) post a letter of credit to the Department of Education in the amount of $36,652,785, representing 50% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, or (2) post a letter of credit to the Department of Education in the amount of $10,995,835, representing 15% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, to be accompanied by the provisional form of certification to participate in Title IV programs. On March 22, 2019, NAU submitted a request to the Department of Education for reconsideration of the letter of credit requirement, as well as the amount and timing for any required letter of credit. The result of the Company’s request was unknown as of the issuance date of these financial statements.

Considering the Company’s financial position as of February 28, 2019 and the requirement to post a letter of credit to the Department of Education as described above, if such requirement if not subsequently reconsidered or amended by the Department of Education, the Company believes that there is substantial doubt about its ability to continue as a going concern for at least twelve months following the issuance of these financial statements.

During the quarter ended February 28, 2019, the Company continued to implement actions to address its liquidity needs as follows:

●
During the quarter ended February 28, 2019, the Company continued to implement an operational plan that focuses on online academic programs and expanding its programming and services related to strategic security, counter-terrorism, and intelligence for the public and private sectors. In alignment with this new operational change, NAU suspended new student enrollment in 34 of its 128 programs and is in the process of closing its ground-based locations. This operational change may put additional pressure on the Company’s revenue in the immediate future. However, the Company expects a significant decrease in expenses with a lesser impact on revenue in the long run. See note 7 for further details on the Company’s operational change.

●
 The Company sold one out of two aircrafts for proceeds of $0.6 million on January 25, 2019. The estimated proceeds from the other aircraft, as well as the savings from the related maintenance and operating costs, are approximately $0.9 million. The Company has been actively marketing and advertising to sell the second aircraft, which management expects will be completed within the next few quarters.

●
Management is actively pursuing mortgage financing of approximately $5 million with a portion of the company’s real estate serving as collateral. Also, the company is considering the sale of its real estate condominium holdings for approximately $4 million.

2. NATURE OF OPERATIONS

NAU is regionally accredited, proprietary institution of higher learning, offering associates, bachelors and master's degrees in many disciplines of study. Beginning June 2019, courses will be offered through online instruction only. NAU consists of a group of educators dedicated to serving its students to achieve success in attaining their educational goals to advance their career opportunities.

In addition to the university operations, the Company owns and operates a real estate business known as Fairway Hills Developments, or Fairway Hills. The real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Development area of Rapid City, South Dakota.

3. RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, provides more useful information to users of the consolidated financial statements through improved disclosure requirements, and simplifies the preparation of the consolidated financial statements by reducing the number of requirements to which an entity must refer. The ASU outlines five steps to achieve proper revenue recognition: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This standard is effective for the Company’s fiscal year 2019, and was implemented in the first quarter ended August 31, 2018, using the modified retrospective method of adoption. The adoption of this guidance did not have a material impact on the Company’s financial statements during the nine months ended February 28, 2019. The primary impact of adopting the new standard has been modifications to the timing of revenue recognition for certain revenue streams. A net cumulative increase to accumulated deficit and a corresponding increase to deferred revenue in the amount of $0.2 million as of June 1, 2018 was recorded as a result of the adoption of this guidance. The Company has provided expanded disclosures pertaining to revenue recognition in Note 4 – Revenues.

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

In August 2018, the FASB issued ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has not evaluated the impact this standard will have on the Company’s consolidated financial statements.

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

As a result of the adoption of ASC Topic 606, the Company recorded a net cumulative increase to accumulated deficit of $0.2 million and a corresponding increase to deferred income within the Consolidated Balance Sheet as of June 1, 2018. The impact of adoption was primarily related to the estimated adjustment for students who withdraw from classes for terms that were not complete at May 31, 2018. Prior to the adoption of ASC Topic 606, these revenue adjustments were recognized when the student actually withdrew from classes. Compared to the amounts under ASC Topic 605, for the nine months ended February 28, 2019, the net impact to revenues under ASC Topic 606 was a reduction of revenues of $0.2 million, with a corresponding increase to deferred income.

The Company does not have any unsatisfied performance obligations for contracts with customers that have an expected duration of more than one year.

Revenue Recognition

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category:

	Nine months ended February 28,	Three months ended February 28,
	2019	2019
Academic revenue	$39,060	$10,501
Auxilary revenue	1,926	521
Real estate revenue	1,840	601

Consolidated revenue	$42,826	$11,623

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

The following presents the Company’s net revenue disaggregated based on the timing of revenue recognition:

	Nine months ended February 28, 2019	Three months ended February 28, 2019
Services transferred over time:
Tuition revenue, net of adjustments	$39,060	$10,501
(transferred over the term of instruction)
Rental income (transferred over the rental period)	1,042	345
Total	40,102	10,846

Goods or services transferred at a point in time:
Auxiliary revenue	1,926	521
Other real estate income	152	49
Condominium sales	646	207
Total	2,724	777

Total revenue	$42,826	$11,623

5. STUDENT RECEIVABLES, NET

Student accounts receivable is composed primarily of amounts due related to tuition and educational services. Student receivables, net consist of the following as of the respective period ends.

	February 28, 2019	May 31, 2018
Student accounts receivable	$1,861	$3,480
Less allowance for doubtful accounts	(384)	(587)
Student receivables, net	$1,477	$2,893

The following summarizes the activity in the allowance for doubtful accounts for the respective periods:

	Nine months ended February 28,	Nine months ended February 28,
	2019	2018

Beginning allowance for doubtful accounts	$587	$1,195
Provision for uncollectible accounts receivable	1,441	1,775
Write offs, net of Recoveries	(1,644)	(2,284)
Ending allowance for doubtful accounts	$384	$686

6. IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are held and used, impairment exists when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be held for sale are carried at the lower of carrying value or fair value, less cost to sell. All impairment charges are included in loss on impairment and disposition of property and equipment, within the NAU segment, in the consolidated financial statements.

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

There were no asset impairment charges recorded for the three months ended February 28, 2019.

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

In alignment with its new strategic plan, NAU suspended new student enrollment in 34 of its 128 programs effective November 1, 2018. NAU continues to serve active students currently enrolled in these programs. To accelerate its operational change to online academic programs and to gain greater efficiencies through the centralization of its student-facing services, the Company is implementing appropriate staff reductions and other personnel actions. In addition, on March 22, 2019, the Company entered into both a Teach-Out and Transfer Agreement and an Asset Transfer Agreement with Brookline College with respect to the students, programs and certain assets of the Albuquerque West campus. The Company will continue to work with students to provide for completion of their programs with NAU or another institution.

As a result, the Company determined that the carrying value of all assets for the ground locations that were not previously impaired, should be impaired as of November 1, 2018. The Company incurred a charge of $5.9 million to account for these fixed asset impairments. In addition, future lease obligations at the ground locations that were closed as of November 30, 2018, were accelerated, and a non-cash charge of $3.1 million was incurred to recognize the acceleration of these lease obligations. This non-cash lease acceleration was calculated using the present value of future payments and offset with estimated sublease income.

During the three months ended February 28, 2019, the Company recorded an additional $1.1 million of accelerated lease acceleration related to the ground locations that were closed during quarter. This non-cash lease acceleration was calculated using the present value of future payments and offset with estimated sublease income.

8. STOCKHOLDERS’ EQUITY

The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 24,650,083 and 24,344,122 shares of common stock were outstanding as of February 28, 2019 and May 31, 2018, respectively. No shares of preferred stock or Class A common stock were outstanding at February 28, 2019 and May 31, 2018.

Stock-Based Compensation
Under the 2009 Stock Option and Compensation Plan (the “2009 Plan”) and the 2018 Stock Option and Compensation Plan (the “2018 Plan”), the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. The Company has settled an advisor services contract and management compensation in stock that totaled 176,455 shares valued at $19 for the quarter ended February 28, 2019 and 255,064 shares valued at $63 for the year to date period ended February 28, 2019. These issuances of stock reduce the shares available for future grants. At February 28, 2019 the Company had 11,050 shares and 1,623,545 available for future grants under its 2009 Plan and 2018 Plan, respectively.

In 2013, the Company adopted the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan. Termination of the 2013 Plan was approved by the stockholders of National American University Holdings, Inc. at the 2018 Annual Meeting of Stockholders held October 9, 2018.

At the 2018 Annual Meeting of National American University Holdings, Inc., the stockholders also approved the 2018 Stock Option and Compensation Plan (the “2018 Plan”). The Plan authorizes 1,800,000 shares to aid the Company in recruiting and retaining employees and to align the interests of employees, officers and directors with those of the Company’s stockholders. The Company may grant restricted stock awards, restricted stock units, stock options, stock appreciation rights, stock awards and other stock-based awards. The Plan expires ten years from its inception date.

Restricted stock
During the quarter ended November 30, 2018, 47,615 restricted stock shares with a weighted average grant date fair value of $2.10 per share vested. The Company has 113,635 non-vested restricted stock shares with a weighted average grant date fair value of $0.88 per share that were granted during the quarter ended November 30, 2018 and remain outstanding at February 28, 2019. These shares vest one year from the issuance date. Unrecognized compensation expense associated with these shares total $61 with a remaining amortization period of 0.6 year. Stock compensation expense totaling $25 and $73, respectively, was recorded in the condensed consolidated statements of operations and comprehensive loss during the quarter and year to date periods ended February 28, 2019.

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

During the quarter ended November 30, 2018, the Company granted stock options to purchase 50,000 shares of stock at a weighted average exercise price of $0.44 per share. The granted stock options vest over a one to two-year period from the date issued. No stock options were issued during the quarters ended August 31, 2018 and February 28, 2019. The following assumptions were used to determine the fair value of the stock options awarded:

Assumptions used:	For the three months ended February 28, 2019
Expected term (in years)	5.75
Weighted average expected volatility	66.6%
Range of expected volatility	57.1% to 69.0%
Weighted average risk-free interest rate	3.11%
Range of risk-free interest rates	2.93% to 3.84%
Weighted average expected dividend	0.00%
Weighted average fair value per share	$0.27

Stock options for 35,959 shares of common stock with a weighted average exercise price of $3.56 were forfeited during the year to date period ended February 28, 2019. At February 28, 2019, stock options for 207,391 shares are outstanding with a weighted exercise price of $2.79 and a weighted average remaining useful life of 5.9 years. Of the outstanding shares, 163,327 are exercisable with a weighted average exercise price of $3.43 and a weighted average remaining useful life of 4.8 years. No intrinsic value was associated with the stock options at February 28, 2019. The Company recorded compensation expense for stock options of $1 and $4, respectively, for the three and nine months ended February 28, 2019 in the consolidated statements of operations and comprehensive loss. Unamortized compensation associated with stock options at February 28, 2019 is $11 with a remaining amortization term of 1.4 years.

Dividends
To reduce cash requirements, no dividends have been declared or paid since October 6, 2017. The following table summarizes the Company’s fiscal 2018 dividend payments:

Date declared	Record date	Payment date	Per share
April 13, 2017	June 30, 2017	July 7, 2017	$0.0450
August 4, 2017	September 30, 2017	October 6, 2017	$0.0450

9. INCOME TAXES

As of February 28, 2019, the Company had net operating loss (“NOL”) carryforwards of approximately $29,000, adjusted for certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward has no expiration. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a full valuation allowance has been established to reduce the net tax benefit asset value to zero.

The loss before income taxes for the nine months ended February 28, 2019, created a net tax benefit of approximately $4,609. As realization of this net tax benefit is not assured, a full valuation allowance was recorded for this amount. As such, a full valuation allowance totaling $8,511 is recorded at February 28, 2019, and is included in net deferred income taxes liability in the accompanying condensed consolidated balance sheet.

The Company’s effective tax rate was expense of 0.05% for the nine months ended February 28, 2019, as compared to expense of 2.3% for the corresponding period in 2018. The effective tax rate varies from the statutory rate of 21% primarily due to the deferred tax asset valuation allowance, fluctuations in state income taxes as a result of the Company’s net loss position, and nondeductible meals expense.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Nine months ended February 28,		Three months ended February 28,
	2019	2018	2019	2018
Numerator:
Net loss attributable to National American University Holdings, Inc.	$(20,826)	$(11,312)	$(4,565)	$(3,707)
Denominator:
Weighted average shares outstanding used to compute basic
net income per common share	24,369,869	24,222,864	24,465,124	24,269,158
Incremental shares issuable upon the assumed exercise of stock options	-	-	-	-
Incremental shares issuable upon the assumed vesting of restricted shares	-	-	-	-
Common shares used to compute diluted net income per share	24,369,869	24,222,864	24,465,124	24,269,158
Basic net loss per common share	$(0.85)	$(0.47)	$(0.19)	$(0.15)

Diluted net loss per common share	$(0.85)	$(0.47)	$(0.19)	$(0.15)

 A total of 207,391 and 200,600 shares of common stock subject to issuance upon exercise of stock options for the nine and three months ended February 28, 2019 and 2018, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

 A total of 113,635 and 47,615 shares of common stock subject to issuance upon vesting of restricted shares for the nine and three months ended February 28, 2019 and 2018, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

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

In April 2017, a former NAU employee filed a qui tam suit against NAU, NAUH, and Dlorah, Inc., alleging certain violations of the Higher Education Act and Title IV program requirements, including (1) alleged misrepresentations to a programmatic accrediting agency, (2) alleged miscalculation of percentage of revenues derived from Title IV program funds under the 90/10 Rule, and (3) alleged noncompliance with the incentive compensation prohibition. The U.S. government decided to not intervene in the lawsuit at that time, and the complaint was then unsealed by the court in January 2018, with an amended complaint being filed on April 24, 2018. The U.S. government reserved the right to intervene at a later time. The case is styled U.S. ex rel. Brian Gravely v. National American University, et al., Case No. 5:17-cv-05032-JLV, and remains pending in the U.S. District Court for the District of South Dakota. NAU, NAUH, and Dlorah, Inc., have filed an answer to the amended complaint, denying any legal wrongdoing or liability. We cannot predict the outcome of this litigation, nor its ability to harm our reputation, impose litigation costs, or materially adversely affect our business, financial condition, and results of operations. The amount or range of reasonably possible losses cannot be determined and, accordingly, no liability has been accrued for this matter.

In December 2018, NAU was served with a lawsuit (Summons and Petition) commenced by two former students of NAU, Shayanne Bowman and Jackquelynn Mortenson (Plaintiffs), in Missouri state court, alleging claims of fraud and misrepresentations as to the quality and value of the educational degrees that were being pursued by the two Plaintiffs, and also a claim under the Missouri Merchandising Practices Act. The Petition (Complaint) does not specify the damages being sought by Plaintiffs in the lawsuit. The case is styled Shayanne Bowman and Jackquelynn Mortenson v. Dlorah, Inc., d/b/a National American University, et al., Case No. 1816-cv30104, and is pending in Jackson County Circuit Court (MO). Three individual defendants, also included in the lawsuit, were all former employees of NAU. The Company served and filed, on January 2, 2019, a formal response to the Petition in the form of a motion to dismiss the Petition. The Company simultaneously filed papers seeking to remove the lawsuit to federal court. The Company’s response to the lawsuit denied any legal wrongdoing or liability. The Company intends to vigorously defend the lawsuit. We cannot predict the outcome of this litigation, nor its ability to harm our reputation, impose litigation costs, or materially adversely affect our business, financial condition, and results of operations. The amount or range of reasonably possible losses cannot be determined at this time and, accordingly, no liability has been accrued for this matter.

On December 1, 2016, KLE Construction, LLC (“KLE”) filed a mechanic's lien against Dlorah, Inc., in connection with the construction of a retaining wall and associated work at the Arrowhead View Addition project of Fairway Hills in Rapid City, SD, in the amount of $9 million. KLE subsequently commenced an action to foreclose the mechanic's lien. In a separate proceeding involving this dispute, on July 17, 2017, the District Court for South Dakota, Western Division, issued an Order staying Dlorah, lnc.'s action against KLE and referring the matter to arbitration. On March 12, 2019, the arbitratorissued a Final Award in favor of KLE and against Dlorah, Inc., in the amount of $.8 million, which includes principal, prejudgment interest, attorneys' fees, and costs through March 1, 2019. The parties subsequently entered into a Post-Arbitration Agreement, in which they agreed, among other things, that KLE would take no collection efforts before June 1, 2019. If payment is not made by that date, then KLE may file a Confession of Judgment signed by Dlorah, Inc. and a Judgment of Foreclosure would be entered against the real estate subject to KLE's mechanic's lien.

12. FAIR VALUE MEASUREMENTS

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets	Other observable inputs	Unobservable inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	value
February 28, 2019
Investments:
Restricted certificates of deposit	$-	$8,150	$-	$8,150

Total assets at fair value	$-	$8,150	$-	$8,150

May 31, 2018
Investments:
Restricted certificates of deposit	$-	$9,250	$-	$9,250

Total assets at fair value	$-	$9,250	$-	$9,250

Following is a summary of the valuation techniques for assets and liabilities recorded in the consolidated balance sheets at fair value on a recurring basis:

Certificates of deposit (“CD’s”): Market prices for certain CD’s are obtained from quoted prices for similar assets. The Company classifies these investments as level 2. The certificates at February 28, 2019 and May 31, 2018 are restricted by an $8,000 promissory note with Black Hills Community Bank, N.A. and the balance represents a $150 restricted certificate of deposit held as collateral for the Great Western Bank purchasing card. See Note 14 to these Notes to Consolidated Financial Statements for additional information regarding these certificates of deposit.

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

	Nine months ended February 28,			Nine months ended February 28,
	2019			2018
	NAU	Other	Consolidated	NAU	Other	Consolidated
Revenue:
Academic	$39,060	$-	$39,060	$53,607	$-	$53,607
Auxiliary	1,926	-	1,926	2,930	-	2,930
Rental income apartments	-	1,042	1,042	-	1,049	1,049
Condominium sales	-	646	646	-	455	455
Other real estate income	-	152	152	-	-	-

Total revenue	40,986	1,840	42,826	56,537	1,504	58,041

Operating expenses:
Cost of educational services	16,754	-	16,754	19,545	-	19,545
Selling, general & administrative	31,668	1,589	33,257	43,166	1,467	44,633
Auxiliary	1,324	-	1,324	2,079	-	2,079
Cost of condominium sales	-	507	507	-	427	427
Loss on lease termination	4,215	-	4,215	2,112	-	2,112
Loss (gain) on disp/impairment of property	6,406	286	6,692	362	(41)	321
Total operating expenses	60,367	2,382	62,749	67,264	1,853	69,117
Loss from operations	(19,381)	(542)	(19,923)	(10,727)	(349)	(11,076)
Other income (expense):
Interest income	25	75	100	58	5	63
Interest expense	(604)	(394)	(998)	(628)	-	(628)
Other income (loss) - net	48	-	48	(49)	144	95
Total other (expense)income	(531)	(319)	(850)	(619)	149	(470)
Loss before taxes	$(19,912)	$(861)	$(20,773)	$(11,346)	$(200)	$(11,546)

	As of February 28, 2019			As of February 28, 2018
	NAU	Other	Consolidated	NAU	Other	Consolidated
Total assets	$20,058	$12,131	$32,189	$31,851	$11,404	$43,255

	Three months ended February 28,			Three months ended February 28,
	2019			2018
	NAU	Other	Consolidated	NAU	Other	Consolidated
Revenue:
Academic	$10,501	$-	$10,501	$16,923	$-	$16,923
Auxiliary	521	-	521	955	-	955
Rental income apartments	-	345	345	-	349	349
Condominium sales	-	207	207	-	-	-
Other real estate income	-	49	49	-	-	-

Total revenue	11,022	601	11,623	17,878	349	18,227

Operating expenses:
Cost of educational services	4,987	-	4,987	6,234	-	6,234
Selling, general & administrative	8,510	542	9,052	13,386	431	13,817
Auxiliary	352	-	352	686	-	686
Cost of condominium sales	-	153	153	-	-	-
Loss on lease termination	1,116	-	1,116	-	-	-
Loss (gain) on disp/impairment of property	(32)	286	254	1,076	-	1,076
Total operating expenses	14,933	981	15,914	21,382	431	21,813
Loss from operations	(3,911)	(380)	(4,291)	(3,504)	(82)	(3,586)
Other income (expense):
Interest income	13	24	37	14	-	14
Interest expense	(200)	(233)	(433)	(211)	-	(211)
Other income (loss) - net	130	-	130	(40)	48	8
Total other (expense)income	(57)	(209)	(266)	(237)	48	(189)
Loss before taxes	$(3,968)	$(589)	$(4,557)	$(3,741)	$(34)	$(3,775)

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

The Company replaced the $1,000 letter of credit required by the State of New Mexico by submitting an acceptable bond in place of the letter of credit. The bond has no collateral requirements and, as a result, the restriction was released by the bank and the Company restored $1,100 of this restricted cash to unrestricted operating cash effective December 19, 2018. A $150 newly-created restricted certificate of deposit secures the Company’s purchasing card account that currently carries a reduced credit limit of $150.

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

The Loan Agreements provide for an $8,000 five-year term loan (the “Loan”). The Loan carries a fixed interest rate of 4% (the “Interest Rate”) and is payable as follows: beginning June 17, 2018, 59 consecutive monthly interest-only payments based on the unpaid principal balance of the Loan at the Interest Rate; beginning May 17, 2019, four consecutive annual principal payments of $800 each, during which interest will continue to accrue on the unpaid principal balance of the Loan at the Interest Rate; and on May 17, 2023, one payment of the remaining principal balance and one month of accrued interest of the Loan in the amount of $4,816. The Company and Dlorah may prepay the Loan at any time without penalty unless the Note is refinanced with proceeds derived from another lender, in which case the Bank will be entitled to a prepayment penalty of 1%. The Loan Agreements also contain various affirmative and negative covenants, including financial covenants and events of default. As of February 28, 2019, the Company is in compliance with the covenants included in the Loan Agreements.

The restricted cash balance on the balance sheet includes the $8,000 cash held as restricted certificates of deposit for the promissory note, and $150 held as a certificate of deposit by Great Western Bank to collateralize the company’s purchasing card.

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

Our audited financial statements for the fiscal years ended May 31, 2017 and 2016 indicated our composite scores for such fiscal years were 1.8 and 1.8, respectively, which are sufficient to be deemed financially responsible under the Department of Education’s requirements. Our audited financial statements for the fiscal year ended May 31, 2018 indicate our composite score is 1.3; however, on March 8, 2019, NAU received a letter from the Department of Education indicating that it determined our composite score for the fiscal year ended May 31, 2018 to be 1.1. The Department of Education letter of March 8, 2019 also noted several financial matters described in the footnotes to the Company’s audited financial statements for the fiscal year ended May 31, 2018 and the Company’s Form 10-Q filed with the SEC on January 22, 2019, and the Company’s delisting from the Nasdaq and relisting on the OTCQB, and determined that NAU did not meet its financial responsibility standards for institutions that participate in Title IV programs. As a result, the Department of Education’s letter of March 8, 2019 imposed additional reporting requirements on NAU with respect to its financial condition including bi-weekly cash balance submissions and monthly submissions of actual and projected cash flow statements, and notification requirements regarding certain enumerated events should they occur in the future; required NAU to process Title IV program funds under the heightened cash monitoring method of payment;and informed NAU that it could continue to participate in Title IV programs by either (1) posting a letter of credit to the Department of Education in the amount of $36,652,785, representing 50% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, or (2) posting a letter of credit to the Department of Education in the amount of $10,995,835, representing 15% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, accompanied by the provisional form of certification to participate in Title IV programs. On March 22, 2019, the Company submitted a request to the Department of Education for reconsideration of its imposition of the letter of credit, as well as the amount and timing for any required letter of credit.

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

As of February 28, 2019, NAU had 258 students enrolled at its physical locations, 3,140 students for its online programs and 422 students that attended physical hybrid learning locations and also took classes online. NAU supports the instruction of approximately 2,750 additional students at affiliated institutions for which NAU provides online course hosting and technical assistance. NAU provides courseware development, technical support and online class hosting services to various colleges, technical schools and training institutions in the United States and Canada that do not have the capacity to develop and operate their own in-house online curriculum for their students. NAU does not share revenues with these institutions, but rather charges a fee for its services, enabling it to generate additional revenue by leveraging its current online program infrastructure.

The real estate operations, Fairway Hills, consist of apartment facilities and other real estate holdings in Rapid City, South Dakota. The real estate operations generated approximately 4% of our revenues for the quarter ended February 28, 2019. The final condominium that was held in inventory at the previous quarter close was sold during the third quarter of this fiscal year.

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

The additional locations that are closed and are no longer servicing students include: Albuquerque East, NM; Austin, TX; Colorado Springs North, CO; Killeen TX; Lees Summit, MO; Lewisville, TX; Mesquite, TX; Minnetonka, MN; Rochester, MN; San Antonio, TX; Watertown, SD; Weldon Springs, MO; Wichita West KS; and Zona Rosa, MO.

The locations that will continue to serve students to teach out their program of study include: Albuquerque West, NM; Bellevue, NE; Centennial, CO; Colorado Springs South, CO; Georgetown, TX; Indianapolis, IN; Overland Park, KS; Rapid City, SD; Richardson, TX; Roseville, MN; Sioux Falls, SD; Tulsa, OK; and Wichita East, KS. In addition, on March 22, 2019, the Company entered into a Teach-Out and Transfer Agreement as well as an Asset Transfer Agreement with Brookline College with respect to the students, programs and certain assets of the Albuquerque West campus.

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

Key Financial Results Metrics

Revenue. Revenue is derived mostly from NAU’s operations. For the three months ended February 28, 2019, approximately 90% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees assessed at the start of each term. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales and the real estate operations’ rental income. Tuition revenue is reported net of adjustments for refunds, scholarships and estimated dropped students and is recognized on a daily basis over the length of the term (typically three months). During the quarter ended November 30, 2017, we began allowing students to take classes on the 2nd or 3rd month within a term rather than waiting to enroll the following term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term, unless they have already finished sixty percent or more of the term. Auxiliary revenue is recognized as items are sold and is recorded net of any applicable sales tax.

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

The following chart is a summary of our student enrollment on February 28, 2019 and 2018, by degree type and by instructional delivery method.

	February 28, 2019 (Winter 2018 Term)		February 28, 2018 (Winter 2017 Term)
	Number of Students	% of Total	Number of Students	% of Total	YOY Percent Change
Doctoral	174	4.6%	111	1.9%	56.8%
Graduate	376	9.8%	393	6.6%	-4.3%
Undergraduate & Diploma	3,270	85.6%	5,477	91.5%	-40.3%
Total	3,820	100.0%	5,981	100.0%	-36.1%

All Campus	258	6.8%	617	10.3%	-58.2%
All Online	3,140	82.2%	4,617	77.2%	-32.0%
Mixed	422	11.0%	747	12.5%	-43.5%
Total	3,820	100.0%	5,981	100.0%	-36.1%

The combined enrollment in the doctoral and graduate programs increased 9.1% in the winter term 2019 as compared to the winter term 2018. However, the continuing education programs for students who enroll in one-off courses were eliminated pursuant to our plans to phase out those programs. The undergraduate and diploma programs decreased 40.3% due to lower market demand among our targeted student demographic. The overall 36.1% decline in enrollment was across all course delivery methods. We believe our investment to expand academic programming and our growth strategies will be critical in growing all segments.

Expenses. Expenses consist of cost of educational services; selling, general and administrative; auxiliary expense; cost of condominium sales; loss on impairment and disposition of property and equipment; and loss on lease termination and acceleration. Cost of educational services contains expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative include the salaries of the student service positions, salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), legal expenses, as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include primarily costs associated with book sales. Cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The gain or loss on disposition of property and equipment represents the income received and the cost incurred in the disposal of assets that are no longer used by us. The loss on impairment represents the charges associated the determination that the carrying value of fixed assets at the ground locations should be removed from the balance sheet. The loss on lease termination and acceleration represents acceleration of future lease obligations at ground locations that have closed and present no future economic benefit.

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

Results of Operations — Nine Months Ended February 28, 2019 Compared to the Nine Months Ended February 28, 2018

National American University Holdings, Inc.

The following table sets forth the consolidated statements of operations data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended
	February 28,
	2019	2018

TOTAL REVENUE	100.0%	100.0%

OPERATING EXPENSES:
Cost of educational services	39.1%	33.7%
Selling, general and administrative	77.7%	76.9%
Auxiliary expense	3.1%	3.6%
Cost of condominium sales	1.2%	0.7%
Loss on lease termination and acceleration	9.8%	0.6%
Loss on impairment and disposition of property and equipment	15.6%	3.6%

TOTAL OPERATING EXPENSES	146.5%	119.1%

OPERATING LOSS	-46.5%	-19.1%

OTHER INCOME (EXPENSE):
Interest income	0.2%	0.1%
Interest expense	-2.3%	-1.1%
Other income — net	0.1%	0.2%

LOSS BEFORE INCOME TAXES	-48.5%	-19.9%

For the nine months ended February 28, 2019, our total revenue was $42.8 million, a decrease of $15.2 million or 26.2%, as compared to total revenue of $58 million for the same period in fiscal 2018. The change was primarily due to a decrease in enrollment. The decrease in enrollment is due to lower market demand among our targeted student demographic. Our revenue for the nine months ended February 28, 2019 consisted of $41 million from our NAU operations and $1.8 million from our other operations.

Total operating expenses were $62.7 million for the nine months ended February 28, 2019, which is a decrease of $6.4 million compared to $69.1 million in the same period in 2018. This overall decrease in expense is the result of cost savings associated with the closure and teach out of ground locations. In the first three quarters of the current fiscal year, the Company incurred fixed asset impairment and lease acceleration charges of $10.9 million resulting from the closure and teach out of ground locations, compared to $2.5 million in the same period last year. Cost of educational services is down $2.8 million, or 14.3%, compared to the same period last year. Selling, general, and administrative expenses are down $11.4 million, or 25.5%, compared to the same period last year. These expenses are lower due to the closure and teach out of ground locations and lower enrollment. The number of administrators and teachers at the ground locations is lower for the nine months ended February 28, 2019, compared to the nine-month period ended February 28, 2018.

The operating loss was $19.9 million for the nine months ended February 28, 2019, compared to $11.1 million for the same period in 2018. Net loss attributable to the Company was $20.8 million for the nine months ended February 28, 2019 as compared to a net loss attributable to the Company of $11.3 million for the nine months ended February 28, 2018. The primary reason for the increase in net loss is the fixed asset impairments and lease acceleration charges of $10.9 million resulting from the closure and teach out of ground locations in the first three quarters of the fiscal year.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for NAU only for each of the periods indicated:

	Nine Months Ended
	February 28,
	2019	2018

TOTAL REVENUE	100.0%	100.0%
OPERATING EXPENSES:
Cost of educational services	40.9%	34.6%
Selling, general and administrative	77.3%	76.4%
Auxiliary services	3.2%	3.7%
Cost of condominium sales	0.0%	0.0%
Loss on lease termination and acceleration	10.3%	0.6%
Loss on impairment and disposition of property and equipment	15.6%	3.7%
TOTAL OPERATING EXPENSES	147.3%	119.0%
OPERATING LOSS	-47.3%	-19.0%
OTHER INCOME (EXPENSE):
Interest Income	0.1%	0.1%
Interest Expense	-1.5%	-1.1%
Other Income - net	0.1%	-0.1%
LOSS BEFORE INCOME TAXES	-48.6%	-20.1%

Total revenue. The total revenue for NAU for the nine months ended February 28, 2019 was $41 million, a decrease of $15.6 million or 27.5% as compared to total revenue of $56.5 million for the same period in 2018. The decrease was primarily due to an enrollment decrease. The enrollment decrease is due to lower market demand among our targeted student demographic due in part to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the nine months ended February 28, 2019 was $39.1 million, a decrease of $14.5 million or 27.1%, as compared to academic revenue of $53.6 million for the same period in 2018. The decrease was primarily due to lower enrollments over the prior year. The auxiliary revenue for the nine months ended February 28, 2019 was $1.9 million, a decrease of $1.0 million or 34.3%, as compared to auxiliary revenue of $2.9 million for the same period in 2018. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the nine months ended February 28, 2019 decreased $2.8 million, to $16.8 million, as compared to $19.5 million for the same period in 2018. This decrease was due to reduced instruction and instructional support staff due to lower enrollments in certain locations and programs. The cost of educational services as a percentage of total revenue for the nine months ended February 28, 2019, was 40.9%, as compared to 34.6% for the same period in 2018 primarily due to fixed costs, such as facility expenses, together with a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the nine months ended February 28, 2019 was 77.3%, as compared to 76.4% for the same period in 2018. The selling, general and administrative expenses for the nine months ended February 28, 2019 were $31.7 million, a decrease of $11.5 million or 26.6%, as compared to selling, general and administrative expenses of $43.2 million for the same period in 2018. The decreases were primarily due to lower bad debt expense as a result of reduced revenue, improved account collections and a reduction in labor costs as we continue to close and teach out ground locations.

Loss on impairment of property and equipment and acceleration of lease expense. The loss on impairment of property and equipment was $6.4 million during the nine months ended February 28, 2019. During the second quarter 2019, management determined that the estimated future undiscounted cash flows associated with the assets of all ground locations were not sufficient to recover their carrying value. Accordingly, the carrying values of the assets, primarily classroom and office equipment and leasehold improvements, were reduced to zero. The charge for acceleration of leases at the closed ground locations totaled $4.2 million in the nine months ended February 28, 2019.

Results of Operations — Three Months Ended February 28, 2019 Compared to the Three Months Ended February 28, 2018

National American University Holdings, Inc.

The following table sets forth the consolidated statements of operations data as a percentage of total revenue for each of the periods indicated:

NAUH
	Three Months Ended
	February 28,
	2019	2018

TOTAL REVENUE	100.0%	100.0%

OPERATING EXPENSES:
Cost of educational services	42.9%	34.2%
Selling, general and administrative	77.9%	75.8%
Auxiliary expense	3.0%	3.8%
Cost of condominium sales	1.3%	0.0%
Loss on lease termination and acceleration	9.6%	0.0%
Loss on impairment and disposition of property and equipment	2.2%	5.9%

TOTAL OPERATING EXPENSES	136.9%	119.7%

OPERATING LOSS	-36.9%	-19.7%

OTHER INCOME (EXPENSE):
Interest income	0.3%	0.1%
Interest expense	-3.7%	-1.2%
Other income — net	1.1%	0.0%

LOSS BEFORE INCOME TAXES	-39.2%	-20.8%

For the three months ended February 28, 2019, our total revenue was $11.6 million, a decrease of $6.6 million or 36.2%, as compared to total revenue of $18.2 million for the same period in fiscal 2018. The change was primarily due to a decrease in average enrollments of 36.1% for the three months ended February 28, 2019 over the prior year. The decrease in average enrollments is due to lower market demand among our targeted student demographic. Our revenue for the three months ended February 28, 2019 consisted of $11 million from our NAU operations and $0.6 million from our other operations.

Total operating expenses were $15.9 million for the three months ended February 28, 2019, which is a decrease of $5.9 million compared to $21.8 million in the same period in 2018. This overall decrease in expense is the result of the closure and teach out of ground locations. Cost of educational services is down $1.2 million, or 20%, compared to the same quarter last year. Selling, general, and administrative expenses are down $4.8 million, or 34.5%, compared to the same quarter last year. These expenses are lower due to a reduction in labor costs as we continue to close and teach out ground locations.

The operating loss was $4.3 million for the three months ended February 28, 2019, compared to $3.6 million for the same period in 2018. The primary reason for the increase in net loss is the fixed asset impairments and lease acceleration charges of $1.4 million resulting from the closure and teach out of ground locations.

NAU

The following table sets forth statements of operations data as a percentage of total revenue for NAU only for each of the periods indicated:

	Three Months Ended
	February 28,
	2019	2018

TOTAL REVENUE	100.0%	100.0%
OPERATING EXPENSES:
Cost of educational services	45.2%	34.9%
Selling, general and administrative	77.2%	74.9%
Auxiliary services	3.2%	3.8%
Cost of condominium sales	0.0%	0.0%
Loss on lease termination and acceleration	10.1%	0.0%
Loss on impairment and disposition of property and equipment	-0.3%	6.0%
TOTAL OPERATING EXPENSES	135.4%	119.6%
OPERATING LOSS	-35.4%	-19.6%
OTHER INCOME (EXPENSE):
Interest Income	0.1%	0.1%
Interest Expense	-1.8%	-1.2%
Other Income - net	1.2%	-0.2%
LOSS BEFORE INCOME TAXES	-35.9%	-20.9%

Total revenue. The total revenue for NAU for the three months ended February 28, 2019 was $11 million, a decrease of $6.9 million or 38.3% as compared to total revenue of $17.9 million for the same period in 2018. The decrease was primarily due to an enrollment decrease for the three months ended February 28, 2019 over the same period in 2018. The enrollment decrease is due to lower market demand among our targeted student demographic due in part to the current improving economic climate, in which many working adults have chosen not to attend school.

The academic revenue for the three months ended February 28, 2019 was $10.5 million, a decrease of $6.4 million or 37.9%, as compared to academic revenue of $16.9 million for the same period in 2018. The decrease was primarily due to lower enrollments over the prior year. The auxiliary revenue for the three months ended February 28, 2019 was $0.5 million, a decrease of $0.4 million or 45%, as compared to auxiliary revenue of $1.0 million for the same period in 2018. This decrease in auxiliary revenue was primarily driven by decreased enrollments and lower book sales.

Cost of educational services. The educational services expense for the three months ended February 28, 2019 decreased $1.2 million, to $5.0 million, as compared to $6.2 million for the same period in 2018. This decrease was due to reduced instruction and instructional support staff due to lower enrollments in certain locations and programs. The cost of educational services as a percentage of total revenue for the three months ended February 28, 2019, was 45.2%, as compared to 34.9% for the same period in 2018 primarily due to fixed costs, such as facility expenses, together with a decreasing revenue base.

Selling, general and administrative expenses. The selling, general and administrative expenses as a percentage of net revenue for the three months ended February 28, 2019 was 77.2%, as compared to 74.9% for the same period in 2018. The selling, general and administrative expenses for the three months ended February 28, 2019 were $8.5 million, a decrease of $4.9 million or 36.4%, as compared to selling, general and administrative expenses of $13.4 million for the same period in 2018. The decreases were primarily due to a reduction in labor costs as we continue to close and teach out ground locations.

Loss on impairment of property and equipment and acceleration of lease expense. The gain on impairment and disposition of property and equipment was $0.3 million during the three months ended February 28, 2019. The charge for acceleration of leases at the closed ground locations totaled $1.1 million in the three months ended February 28, 2019.

Liquidity and Capital Resources

For the nine months ended February 28, 2019, cash used in operating activities was $5.6 million and unrestricted cash and cash equivalents decreased by $4.9 million from May 31, 2018. As of February 28, 2019, the Company had $0.4 million of unrestricted cash and cash equivalent, working capital deficiency of $10 million, and a negative total stockholder’s equity of $4 million.

On March 8, 2019, the Company received a letter from the Department of Education, in which it determined that NAU did not meet its financial responsibility standards for institutions that participate in Title IV programs. As a result, the letter required, among other things, NAU to either (1) post a letter of credit to the Department of Education in the amount of $36,652,785, representing 50% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, or (2) post a letter of credit to the Department of Education in the amount of $10,995,835, representing 15% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, to be accompanied by the provisional form of certification to participate in Title IV programs. On March 22, 2019, NAU submitted a request to the Department of Education for reconsideration of the letter of credit requirement, as well as the amount and timing for any required letter of credit. The result of the Company’s request was unknown as of the issuance date of these financial statements.

Considering the Company’s financial position as of February 28, 2019 and the requirement to post a letter of credit to the Department of Education as described above, if such requirement if not subsequently reconsidered or amended by the Department of Education, the Company believes that there is substantial doubt about its ability to continue as a going concern for at least twelve months following the issuance of these financial statements.

During the quarter ended February 28, 2019, the Company continued to implement actions to address its liquidity needs as follows:

●
During the quarter ended February 28, 2019, the Company continued to implement an operational plan that focuses on online academic programs and expanding its programming and services related to strategic security, counter-terrorism, and intelligence for the public and private sectors. In alignment with this new operational change, NAU suspended new student enrollment in 34 of its 128 programs and is in the process of closing its ground-based locations. This operational change may put additional pressure on the Company’s revenue in the immediate future. However, the Company expects a significant decrease in expenses with a lesser impact on revenue in the long run. See note 7 for further details on the Company’s operational change.

●
The Company sold one out of two aircrafts for proceeds of $0.6 million on January 25, 2019. The estimated proceeds from the other aircraft, as well as the savings from the related maintenance and operating costs, are approximately $0.9 million. The Company has been actively marketing and advertising to sell the second aircraft, which management expects will be completed within the next few quarters.

●
Management is actively pursuing mortgage financing of approximately $5 million with a portion of the company’s real estate serving as collateral. Also, the company is considering the sale of its real estate condominium holdings for approximately $4 million.

Operating Activities. Net cash used in operating activities for the nine months ended February 28, 2019 was $5.6 million, as compared to $6.3 million for the nine months ended February 28, 2018. This increase in cash used in operating activities is primarily due to a $9.5 million increase in net loss, partially offset by an increase in non-cash impairment charges and an increase in Accounts Payable..

Investing Activities. Net cash provided by investing activities was $1.0 million for the nine months ended February 28, 2019, as compared to $1.4 million of net cash provided by investing activities for the nine months ended February 28, 2018. For the current year results, the cash provided by investing activities was generated by the maturation of the restricted certificate of deposit held by Great Western Bank and sale of the aircraft. The reduction in cash provided by investing activities was due to a decrease in proceeds from sale of certificates of deposit, offset by a decrease in purchases of available for sale investments and property and equipment.

Financing Activities. Net cash used in financing activities was $0.3 million and $2.4 million for the nine months ended February 28, 2019 and 2018, respectively. The reduction in cash used in financing activities was due to a $2.2 million reduction in dividends paid.

Contractual Obligations. A summary of future obligations under our various contractual obligations and commitments as of May 31, 2018 was disclosed in our fiscal year 2018 Annual Report on Form 10-K. During the three months ended February 28, 2018, there were no material changes to this previously disclosed information.

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

The following table provides a reconciliation of net loss attributable to the Company to LBITDA (In thousands):

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Net Loss Attributable to the Company	(20,826)	(11,312)	(4,565)	(3,707)
Income Attributable to Non-Controlling Interest	42	34	15	15
Interest Income	(100)	(63)	(37)	(14)
Interest Expense	998	628	433	211
Income Taxes	11	(268)	(7)	(83)
Depreciation and Amortization	2,707	3,577	666	1,137
LBITDA	(17,168)	(7,404)	(3,495)	(2,441)

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
None

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation,our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date, due to a material weakness in our internal control environment over financial reporting as we did not have personnel with sufficient accounting experience to ensure that more complex accounting analyses are properly prepared and reviewed. Specifically, our controls were not properly designed to provide reasonable assurance that we (1) adequately prepare and review the forecast assumptions incorporated into our acquired asset valuation model used for purchase accounting purposes, (2) properly assess and conclude on long-lived asset impairments at the end of each reporting period, and (3) adequately prepare and review forecast assumptions used in our preparation of forecasted financial information used to assess our ability to continue as a going concern. The material weakness is principally the result of insufficient accounting resources and insufficient technical competence of its financial personnel to appropriately perform and to monitor the performance of control activities. The material weakness was disclosed in Item 9A of the Company’s May 31, 2018 Form 10-K filed on September 14, 2018.

Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of February 28, 2018, management has identified no new material weaknesses other than those described in the Form 10-K. Although progress has been made to address such material weaknesses, management has concluded that the material weakness due to insufficient accounting resources and insufficient technical competence of its financial personnel continues to exist as of February 28, 2019, and therefore, has also concluded that our disclosure controls and procedures were not effective as of February 28, 2019 for the same reasons disclosed in the Form 10-K.

(b) Changes in Internal Control Over Financial Reporting

In light of the material weaknesses in internal control over financial reporting that continued to exist as of February 28, 2019, management performed additional analysis and procedures to ensure the unaudited consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management, with oversight from the Audit Committee, is working to fully remediate the material weaknesses in internal control over financial reporting disclosed in the Form 10-K. No additional changes in our internal control over financial reporting were identified during the quarter ended February 28, 2019 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

On October 15, 2018, the Department of Education announced that it would establish a new negotiated rulemaking committee to develop proposed regulations relating to, among other things, accreditation, distance learning and educational innovation, TEACH grants, and participation in the Title IV programs by faith-based educational entities. The negotiated rulemaking committee and three related subcommittees have held meetings in January, February, March and April of 2019. We are unable to predict when the Department of Education may ultimately issue regulations on these topics, the result of any other current or future rulemakings, or the impact of such rulemakings on our business.

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

The Department of Education certification to participate in Title IV programs lasts a maximum of six years, and institutions are required to seek recertification from the Department of Education on a regular basis to continue their participation in Title IV programs. An institution must also apply for recertification by the Department of Education if it undergoes a change in control, as defined by Department of Education regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Generally, the recertification process includes a review by the Department of Education of the institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The Department of Education could limit, suspend or terminate an institution’s participation in Title IV programs for violations of the Higher Education Act or Title IV regulations. Our current certification to participate in the Title IV programs became effective in June 2013 and extends through March 31, 2019. Because NAU timely submitted an application for recertification to the Department of Education, its existing certification to participate in the Title IV programs continues on a month-to-month basis until the Department of Education issues a decision on the application for recertification.There can be no assurance that the Department of Education will recertify us after our current period of certification or that it would not impose restrictions in connection with any such recertification. In addition, the Department of Education may take emergency action to suspend our certification without advance notice if it receives reliable information that we are violating Title IV requirements and it determines that immediate action is necessary to prevent misuse of Title IV funds. If the Departmentof Education does not renew or withdraws our certification to participate in Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom it could disburse such funds or impose other restrictions. Any of these outcomes could have a material effect on NAU’s enrollments and our business, financial condition and results of operations.

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

On December 19, 2016, the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. These final regulations, which became effective July 1, 2018, are further described in “Item 1 – Business – Regulation of Federal Financial Aid Programs – State Authorization” of our most recently filed Form 10-K. Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practice or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained approvals or exemptions, or are currently in the process of obtaining such approvals or exemptions, that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. In recent years several states have voluntarily entered into State Authorization Reciprocity Agreements (“SARA”) that establish standards for interstate offering of post-secondary distance education courses and programs. If an institution’s home state participates in SARA and authorizes the institution to provide distance education in accordance with SARA standards, then the institution need not obtain additional authorizations for distance education from any other SARA member state. The SARA participation requirements and process are administered by the four regional higher education compacts in the United States (the Midwestern Higher Education Compact, the New England Board of Higher Education, the Southern Regional Education Board and the Western Interstate Commission for Higher Education) and are overseen by the National Council for State Authorization Reciprocity Agreements. NAU was most recently approved to participate in SARA, through the SARA Coordinator of the South Dakota Board of Regents (“SDBOR”) as a state portal agency, for the period April 20, 2018 through April 19, 2019. On April 1, 2019, SDBOR informed NAU that, based on our most recent financial responsibility composite score as determined by the Department of Education and a review by SDBOR of additional financial information provided by us, SDBOR extended NAU’s participation in SARA on a provisional basis effective April 1, 2019 through March 31, 2020. In connection with that provisional status, we must submit quarterly reports to SDBOR, including any updates to, and specifically noting deviations from, the financial information previously provided to SDBOR. The April 1, 2019 letter from SDBOR also informed NAU of the conditions under which its provisional participation in SARA may be extended beyond March 31, 2020. If NAU is unable to satisfy the conditions set forth in the April 1, 2019 letter for extension of its SARA participation beyond March 31, 2020, we may be required to obtain state licensure or authorization in states beyond those where we operate physical facilities.

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

On March 8, 2019, NAU received a letter from the Department of Education that cited, among other factors, the September 28, 2018 and December 26, 2018 notices from Nasdaq of noncompliance with listing requirements, in its determination that NAU does not meet financial responsibility standards for institutions that participate in Title IV programs. As a result, the Department of Education’s letter of March 8, 2019 imposed additional reporting requirements on NAU with respect to its financial condition including bi-weekly cash balance submissions and monthly submissions of actual and projected cash flow statements, and notification requirements regarding certain enumerated events should they occur in the future; required NAU to process Title IV program funds under the heightened cash monitoring method of payment; and informed NAU that it could continue to participate in Title IV programs by either (1) posting a letter of credit to the Department of Education in the amount of $36,652,785, representing 50% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, or (2) posting a letter of credit to the Department of Education in the amount of $10,995,835, representing 15% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, accompanied by the provisional form of certification to participate in Title IV programs. On March 22, 2019, the Company submitted a request to the Department of Education for reconsideration of its imposition of the letter of credit, as well as the amount and timing for any required letter of credit. We cannot predict either the timing or the substance of a response from the Department of Education. If the Department of Education does not reconsider or amend the letter of credit requirement as set forth in its March 8, 2019 letter, and we are unable to provide the letter of credit both before the required date and in the required amount, the Department of Education may initiate an action to terminate NAU’s participation in Title IV programs. Such an action by the Department of Education could have a material effect on our business, financial condition and results of operations.

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

As described in more detail under “Item 1 – Business - Regulatory Matters — Regulation of Federal Student Aid Programs — Financial Responsibility,” in our most recent Form 10-K, the Department of Education annually assesses our financial responsibility through a composite score determination. Our audited financial statements for the fiscal year ended May 31, 2017 indicated our composite score was 1.8, respectively, which is sufficient to be deemed financially responsible under the Department of Education’s requirements. Our audited financial statements for the fiscal year ended May 31, 2018 indicate our composite score is 1.3; however, on March 8, 2019, NAU received a letter from the Department of Education indicating that it determined our composite score for the fiscal year ended May 31, 2018 to be 1.1.

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

On September 28, 2018, the Company received written notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for its common stock was not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq. On December 26, 2018, the Company also received a written deficiency notice from Nasdaq indicating that the Company no longer meets the requirement to maintain a minimum market value of publicly held shares. On December 31, 2018, the Company notified Nasdaq of its intention to voluntarily delist from Nasdaq and to transfer the listing of its common stock to the OTCQB Market (the “OTCQB”), a centralized electronic quotation service for over-the-counter securities. On March 8, 2019, NAU received a letter from the Department of Education that cited, among other factors, the September 28, 2018 and December 26, 2018 notices from Nasdaq of noncompliance with listing requirements, in its determination that NAU does not meet financial responsibility standards for institutions that participate in Title IV programs. As a result, the Department of Education’s letter of March 8, 2019 imposed additional reporting requirements on NAU with respect to its financial condition including bi-weekly cash balance submissions and monthly submissions of actual and projected cash flow statements, and notification requirements regarding certain enumerated events should they occur in the future; required NAU to process Title IV program funds under the heightened cash monitoring method of payment; and informed NAU that it could continue to participate in Title IV programs by either (1) posting a letter of credit to the Department of Education in the amount of $36,652,785, representing 50% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, or (2) posting a letter of credit to the Department of Education in the amount of $10,995,835, representing 15% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, accompanied by the provisional form of certification to participate in Title IV programs. On March 22, 2019, the Company submitted a request to the Department of Education for reconsideration of its imposition of the letter of credit, as well as the amount and timing for any required letter of credit. We cannot predict either the timing or the substance of a response from the Department of Education. If the Department of Education does not reconsider or amend the letter of credit requirement as set forth in its March 8, 2019 letter, and we are unable to provide the letter of credit both before the required date and in the required amount, the Department of Education may initiate an action to terminate NAU’s participation in Title IV programs. Such an action by the Department of Education could have a material effect on our business, financial condition and results of operations.

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

On February 25, 2019, we received notice from the Department of Education that our draft cohort default rate for federal fiscal year 2016 was 20.1%. Our official cohort default rates for federal fiscal years 2015, 2014 and 2013 were 23.7%, 24.1% and 23.4%, respectively.

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

National American University Holdings, Inc.

Dated: April 15, 2019	By:	/s/ Ronald L. Shape
Ronald L. Shape
President and Chief Executive Officer

Dated: April 15, 2019	By:	/s/ Thomas Bickart
Thomas Bickart
Chief Financial Officer