Form 10-K
period 2019-05-31
National American University Holdings, Inc.
filed 2019-09-19
CIK 1399855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2019
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

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ❑ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ❑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ❑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ ☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☑

At November 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by Nasdaq Global Market on that date was approximately $3.6 million.

As of August 26, 2019, there were 24,650,083 shares of common stock, $0.0001 par value per share outstanding.

Documents Incorporated by Reference

None.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC AND SUBSIDIARIES

FORM 10-K

PART I
Unless the context otherwise requires, the terms “we”, “us”, “our” and the “Company” used throughout this document refer to National American University Holdings, Inc., its wholly owned subsidiary, Dlorah, Inc., and National American University, sometimes referred to as “NAU” or the “university”, which is owned and operated by Dlorah, Inc.

Item 1. Business. Overview

National American University Holdings, Inc. is a provider of professional and technical postsecondary education primarily designed for working adults and other non-traditional students. We own and operate National American University, a regionally accredited, proprietary institution of higher learning founded in 1941.

In addition to the university operations, the Company operates a real estate business known as Fairway Hills Developments, or Fairway Hills. The real estate business rents apartment units, and develops and sells condominium units, in the Fairway Hills Planned Residential Development area of Rapid City, South Dakota. Fairway Hills completed the sale of all condominium units during fiscal year ended May 31, 2019.

The university’s enrollment declined from 5,648 students as of May 31, 2018 to 3,313 students as of May 31, 2019, representing a decrease of 41.3% from 2018 to 2019. We believe the decline in student enrollment and revenue is partially the result of the regulatory scrutiny of the industry and the current environment in higher education. Similar to our peers, many working adults have chosen not to attend school. The decline is also partially the result of the 2019 strategic shift that was implemented during fiscal year 2019. See the “University History” section below for more information.

During the same periods, total revenue declined from $77.2 million for fiscal year ended May 31, 2018 to $53.1 million for the fiscal year ended May 31, 2019, representing an annual decrease of 31.2%. Income before income taxes for the fiscal year ended May 31, 2018 was a loss of $12.3 million, compared to a loss of $25.1 million for the fiscal year ended May 31, 2019.

Revenue for the NAU segment declined from $74.8 million in fiscal year 2018 to $50.9 million in fiscal year 2019, representing a decrease of 32% from 2018 to 2019. Loss before income taxes for the NAU segment was $12.1 million in fiscal year 2018, increasing to a loss of $22.2 million in fiscal year 2019. Total assets for the NAU segment decreased from $35.4 million in fiscal year 2018 to $26.6 million in fiscal year 2019.

Revenue for the Other segment (primarily Fairway Hills), decreased from $2.4 million in fiscal year 2018 to $2.2 million in fiscal year 2019, representing a decrease of 7.4% from 2018 to 2019. Income before taxes for this segment went from a loss of $0.2 million in fiscal year 2018 to a loss of $1.1 million in fiscal year 2019. Total assets for the Other segment decreased from $13.4 million in fiscal year 2018 to $11.4 million in fiscal year 2019.

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

In 2009, the Higher Learning Commission (“HLC”) approved the change of control request in which Dlorah, Inc. (“Dlorah”), a South Dakota corporation doing business as National American University, became a wholly owned subsidiary of NAUH, a publicly traded Delaware corporation. Following this transaction, NAU added 23 educational locations in growing communities with expanding workforce development needs, reaching approximately 35 locations at its peak. The largest expansion occurred from 2010 to 2012.

The university also developed 24 new undergraduate academic programs in health care, information technology, business, and management, as well as a certificate and Doctor of Education in Community College Leadership. In order to support this growth, the number of university faculty and staff more than doubled from 855 in 2007 to 1,766 by fall 2013. The financial data from this time-period reflected that the university had experienced an 86% growth in total assets from FY2010 to FY2013. At the time of the re-accreditation site visit in September 2014, National American University’s development was characterized by consistent, planned growth in enrollment through the timely addition of educational locations; an enhanced distance delivery operation; new programming offerings; a strong and stable financial position; an action-oriented assessment program; the adoption and implementation of performance-based curricula; and the overall maturation and development of faculty, staff, administration, and governing board.

In the ensuing five years, a variety of external factors disrupted higher education in the United States, including declining enrollments across higher education, significant numbers of new regulations, increased scrutiny and regulation targeting for-profit institutions, and a steady shift of working adult students from ground to online learning. At NAU, student enrollments declined from a high of 11,683 students in fall quarter 2012 to 4,797 students in fall quarter 2018. During the same time-period, the percentage of students registered in fully online courses increased from 59% to 78% and surpassed 83% in the winter quarter 2018-19. By summer 2019, only 15% of the student body was enrolled in location-based nursing and allied health programs while 75% of the budget was being spent to support these programs. As of May 31, 2019, in addition to its central administration location in Rapid City, South Dakota, NAU operated five instructional locations across the states of Colorado, Indiana, Kansas, and Texas. NAU also continued to conduct educational programs at Ellsworth Air Force Base, South Dakota, and Kings Bay Naval Base, Georgia.

The university responded to the shift in demand from ground to online learning by preparing a strategic shift to an online university, although it intends to continue on-ground instruction at military installations. To support its strategic shift to an online university, the board and senior leaders identified, and continues to execute, on three carefully planned and coordinated strategies, which also address declining enrollments and escalating costs at NAU’s ground locations:

1. The creation of the One Stop student service center in July 2018;

2. Investment in distinctive and mission-brand online graduate and undergraduate programs with an orderly exit of ground-based programs and locations launched November 1, 2018; and

3. Reorganization of the academic structure to better align the educational enterprise and governance structures, while protecting students through the teach-out.

The One Stop effectively integrates all marketing, admissions, student advising and mentoring, academic support, and instructional quality services into a single working group responsible for enrollment, retention, and student success. We believe that centralizing these functions promotes a student-focused entry into the university and a sustained focus on and collective commitment to retention and student success. Further, the strategy allows NAU to reduce duplicative admissions and financial services staff at different locations and respond to increasing student expectations for online services. Kansas City is the hub for the One Stop as the city has scalability of resources for the future, whereas these resources and scalability are limited in Rapid City, SD, the main campus and administrative hub for NAU. Rapid City remains the location of the main campus and location of central and online administration. Two additional locations exist on military bases in South Dakota and Georgia. On-base locations continue in the current strategic plan and comprise the only locations with ground courses and programs.

In October of 2018, the board approved the decision to teach out all remaining ground programs and exit physical locations, focusing the future on the distinctive online strategic security offerings and on long-standing online “mission brand” offerings in business, accounting, and health management in which enrollment has remained strong. On November 1, 2018, NAU announced the suspension of new enrollments in 34 of its 128 programs, including seven allied health, nursing, and other ground programs across the system.

To ensure that NAU could focus simultaneously on investing and growing the distinctive and mission-brand programs while also effectively teaching out ground locations, the university created a separate division and operational plan focused on teach-out programs and discontinued operations. With goals for sustained quality and academic support, this division serves students through the completion of the suspended programs or through transfer to other institutions if transfer proves to provide a superior teaching and learning environment than what NAU can provide. In many cases, the students remaining in programs numbered five or fewer. Larger institutions providing more peer-to-peer learning and degree flexibility, particularly for students recently enrolled, have had the potential to serve the students more effectively.

The strategies detailed above required organizational restructuring. Thus, NAU began the academic reorganization and staffing changes in October 2018. These changes (a) aligned the ongoing educational enterprise with the One Stop and (b) established the separate division dedicated to overseeing and supporting the teaching out of suspended programs and the phasing out of discontinued ground operations. NAU also continues to conduct educational programs at Ellsworth Air Force Base, South Dakota, and at Kings Bay Naval Base, Georgia.

The financial plan supporting the strategies included (a) financial and personnel investment in core business and new strategic security programs; (b) consolidation of admissions, marketing, and student success staff (all student-facing services, retention, and support); (c) reduction or realignment of central and location operations personnel; and (d) process and other expenditure reductions as a result of the elimination of duplication at locations.

The decision to complete a strategic shift while also maintaining marginal student enrollments in suspended programs at closing locations had a negative effect on NAU’s financial position during fiscal years 2018 and 2019. The decision to maintain locations with limited enrollments was specifically intended to ensure minimal impact on students in the suspended programs, while NAU also worked proactively to arrange suitable and seamless transfer or teach-out opportunities for students. NAU leadership chose this approach, which stands in stark contrast to the abrupt campus closures and displaced students that have occurred too often in the postsecondary sector in recent years (an approach NAU does not endorse because of the impact on displaced students). NAU anticipates completing the location closures and program teach-outs in 2019. The complex plan addresses each program, location, and student individually. While this strategic shift has had some negative financial impacts in the short term, it is expected to have substantial benefits to the university’s financial position as early as fall 2019.

Corporate Information
National American University Holdings, Inc., formerly known as Camden Learning Corporation, was organized under the laws of the State of Delaware on April 10, 2007, as a blank check company to acquire one or more domestic or international assets in the education industry. On November 23, 2009, as a result of the merger transaction with Dlorah, which owns and operates NAU, Dlorah became our wholly owned subsidiary. For accounting purposes, Dlorah was the acquirer and accounted for the transaction as a recapitalization. Accordingly, the consolidated financial statements included in this annual report on Form 10-K reflect the results of Dlorah. We conduct substantially all of our business and generate substantially all of our revenue through Dlorah. Our primary business is the operation of National American University, which generated 95.8% of our revenue in fiscal year 2019. We also have Fairway Hills, a multi-family residential real estate operation in Rapid City, South Dakota, which generated 4.2% of our revenue in fiscal year 2019. The NAU website is www.national.edu. The information on the website is not incorporated by reference in this Annual Report on Form 10-K. We upload the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on the website as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission (SEC).

The Company’s common stock was listed as NAUH on Nasdaq Global Market through January 17, 2019, at which time the Company voluntarily delisted and transferred its listing to the Over the Counter Quotation Bureau (“OTCQB”) Market, effective January 22, 2019. The delisting and transfer was the result of the Company’s market value of publicly held shares no longer meeting the requirement to maintain a minimum Market Value of Publicly Held Shares of $5,000, as set forth in Nasdaq Listing Rule 5450(b)(1)(C), as well as consideration of the probability of regaining compliance, the common stock’s current trading volume and price, and the costs of maintaining eligibility to list the Company’s common stock on Nasdaq Global Market. As of June 5, 2019, the Company is no longer a reporting company under the Securities and Exchange Act of 1934, as amended.

Our Core Values
Since inception, the following core values have guided the university, which we believe have contributed to our success in obtaining and retaining students and faculty:

●	offer high quality instructional programs and services;

●	provide a caring and supportive learning environment; and

●	offer technical and professional career programs.

These core values have remained our foundation as we have transitioned from a ground to an online university. We promote understanding and support of our mission and core values through participation of students, faculty, staff administrators and the board of governors in the governance and administrative structures of the university. We have adopted and implemented policies and procedures to ensure adherence to our core values and to operate with integrity as we fulfill our mission. Our commitment to these core values is evidenced in the daily interactions among our students, faculty, staff, and administrators.

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

Comprehensive overhaul of all NAU course curricula, student educational experience, and learning management system. We are reconceiving the entire student experience online and updating all assignments, assessments, and competency clusters across learning outcomes in ways that allow them to be unbundled into micro-credentials or integrated into new course and program combinations. We design our curricula to address specific career-oriented objectives we believe working adult and other non-traditional students are seeking. We have invested significant human and financial resources in the implementation of this curricula development to support faculty and students in achieving prescribed student learning outcomes. The newly-launched programs in strategic security offer a potential point of distinction, particularly in graduate programming. The performance-based curricula are designed and delivered by faculty members who are committed to delivering a high quality, current and relevant education to prepare students for their professions.

Qualified faculty. NAU seeks to hire and retain highly qualified faculty members with relevant practical experience and the necessary skills to provide a high-quality education for our students. More than 90% of our faculty members hold graduate degrees, as well as the key professional positions to support the distinctive offerings in strategic security. We seek faculty members who can integrate relevant, practical experiences from their professional careers into the courses they teach. We also invest in the professional development of our faculty members by providing training in online teaching techniques, hosting events and discussion forums that foster sharing of best practices and continually assessing teaching effectiveness through administrative reviews and student evaluations.

Standardized course design. We employ a standardized curriculum development process to promote consistent, authentic learning experiences in our online courses. We also regularly review student survey data to identify opportunities for course modifications and enhancements. NAU has completed implementation and upgrade of Bright Space by D2L. Upgrades include live chat, texting, live tutoring, full mobile integration, and other new tools for faculty-student engagement. In addition, the D2L/Bright space course room prototype for all 450+ undergraduate and graduate courses has been developed by NAU staff, faculty, and students. We have defined a curricular model that evaluates the competencies, learning outcomes, and related assignments and assessments across an academic program. By the end of 2019, all programs and courses should have the ability to be unbundled and offered on a pure competency-based or laddered credential model.

Effective student services. Through the establishment of the One Stop, NAU has established teams of academic and administrative personnel who act as the primary support for our students, beginning at the application stage and continuing through graduation. In recent years, we have also concentrated on improving the technology used to support student learning, including enhancing our online learning platform and student services. As a result, all support services, including academic, administrative, library and career services are accessible online, allowing users to access these services at a time and in a manner convenient to them.

Continual academic oversight. The provost’s office, in conjunction with other academic offices, conducts academic oversight and assessment functions for all programs, and evaluates the content, delivery method, faculty performance and desired student learning outcomes. We continually assess outcomes data to determine whether students graduate with the knowledge and skills necessary to succeed in the workplace. The provost also initiates and manages periodic examinations of the curricula to evaluate and verify academic program quality and workplace applicability. In conjunction with the One Stop, the University seeks ongoing student, faculty, and external feedback to determine whether to create new programs, modify current programs, or discontinue those that do not meet our standards or market needs.

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

Industry and Outlook
NAU operates in the same market as for-profit and non-profit public and private professional and technical institutions and community colleges. Competition is generally based on program offerings, modality, the quality of instruction, placement rates, selectivity of admissions, recruiting, transfer credit and credit for prior learning, and tuition rates. We compete for enrollments by offering more frequent start dates, more flexible hours, better instructional resources, shorter program length and maximum transfer credit. We also compete with other institutions by focusing on offering high demand, career-oriented programs, providing individual attention to students and focusing on flexible degrees for working adults and other non-traditional students. We believe we can compete effectively because of the diversity of our program offerings, quality of instruction, strength of our brand, distinctive programs in strategic security, and success in awarding transfer credit and credit for prior learning.

Certain institutions have competitive advantages over us. Non-profit and public institutions receive substantial government subsidies, government and foundation grants and tax-deductible contributions and have other financial resources generally not available to for-profit schools. In addition, some of our for-profit competitors have a more extended or dense network of schools and campuses, which may enable them to recruit students more efficiently from a wider geographic area. Furthermore, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater financial resources and name recognition, which may enable them to compete more effectively for potential students. We expect to face continued competition because of new entrants to the online education market with similar programmatic offerings.

Competitive Strengths
We believe the following strengths enable us to compete effectively in the postsecondary education market:

Our diversified, technical, and professional program mix. Programs target in-demand associate, baccalaureate, and master’s programs in professional and technical areas, including business, accounting, education, strategic security, and information technology. Program evaluation and development processes allow the university to continually update academic offerings relevant to the field, as well as design new programs to meet current industry needs.

Our multiple accreditations and regulatory approvals. NAU is regionally accredited through the Higher Learning Commission. In addition, many of our programs maintain specialized or professional accreditation and approvals.

Our affiliations with other educational institutions. NAU began offering online academic programs in 1998, and has continually developed expertise in curricula and technology related to online education. We have established a number of affiliations with other educational institutions to provide curriculum development services and technology support services. We also believe NAU provides an appealing opportunity for students with transfer credit and training, as well as displaced students of closed schools who seek to continue their education through transfer- and teach-out options.

Our commitment to high demand professional and technical programs. We are committed to offering quality, performance-based educational programs to meet the needs of employers. Our programs are designed to help our students achieve their career objectives in a competitive job market. The entire student experience online is being re-conceived and all assignments, assessments, and competency clusters across learning outcomes are being updated in ways that allow them to be unbundled into micro-credentials or integrated into new course and program combinations. Qualified faculty members, who often have practical experience in their respective fields, teach our programs and offer students “real-world experience” perspectives. We periodically review and assess our programs to ensure that our programs are current and meet the changing demands of employers. In addition, our faculty are continually evaluated on nine specific behaviors focused on student engagement and instructional quality.

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

Our focus on improving processes. In collaboration with the One Stop, academic and other leaders have developed and launched cloud-based comprehensive service points for math, writing, career, and library support, as well as 24/7 student support. The results from previous quarters indicate that the successful completion rate in math and English have risen. Use of the math and writing support systems and tutoring have doubled in the past year. TEAMS 3, a cloud-based version of NAU’s signature data analytics system to improve persistence and completion allows faculty, advisors, campus directors, and college and associate deans to track student progress, attendance, grades, posted assignments, etc., to intervene proactively if a student becomes in any way at risk. The university has also implemented a new process to ensure that faculty and student advisors respond to at-risk student alerts within 24 hours and post a resolution within 48 if possible.

Our focus on improving faculty-student engagement. All new and continuing faculty complete an orientation on new expectations for weekly synchronous and asynchronous faculty-student engagement in discussion boards, assignments, labs, and other support within every course. The Faculty Quality Review system (FQR) now evaluates all faculty on nine behaviors and expectations for quality instruction and substantive and iterative engagement with students. The upgrade to BrightSpace, now completed, includes course designs that require enhanced faculty-student engagement and synchronous interaction.

Our focus on faculty development and scholarship. Both graduate and undergraduate faculty are required to participate in scholarship and development, whether through offerings provided by NAU, other institutions for which they teach, or documented attendance at professional conferences and trainings. Each year, NAU sponsors quarterly trainings, mentoring, and professional development webinars focused on quality teaching and learning for working adults. In addition, NAU hosts a January faculty development conference with requirements for attendance by all adjunct and full-time faculty.

Our focus on the military. With the asset purchase of Henley-Putnam University in 2018, the university expanded its options for quality education and premier student service to the needs and demands of service members, their dependents, and veterans. The Henley-Putnam School of Strategic Security, along with the continued focus on serving the military on base, has provided new programs and opportunities for serving active military, veterans, and their dependents.

Our experienced executive management team with strong operating history. NAU’s executive management team possesses extensive experience in the management and operation of postsecondary education institutions. The president and chief executive officer, Dr. Ronald Shape, began his career in higher education with us in 1991. He began teaching courses in accounting, auditing and finance in 1995, became the chief fiscal officer in 2002, and the chief executive officer in April 2009. Dr. Lynn Priddy, provost and chief academic officer of the university, joined NAU in 2013. She began her career in education in 1986, serving as English faculty, director, dean, and vice president of several institutions. In 1999, she joined the largest regional accreditor, the Higher Learning Commission, where she served fourteen years, the last five as vice president. Mr. Thomas Bickart joined the university in February of 2019. Mr. Bickart has over twenty years of financial and operational experience, the majority at dynamic educational organizations.  Most recently, he assisted Edison Learning, Inc. restructure its operations and position the organization for new market growth.  Mr. Bickart previously served as the Chief Financial Officer ("CFO") at TCI College of Technology from 2013 to 2016, where he executed a turnaround strategy.  From 2008 through 2013, he was CFO at Neumont University where he was integral in assisting the school to become a highly recognized institution. Michael Buckingham was appointed president of the real estate operations in November 2009. Mr. Buckingham oversees the maintenance of all the facilities in the NAU system, as well as properties being developed by the real estate operations. Mr. Buckingham served as corporate vice president of Dlorah from 1992, and the president of Dlorah’s real estate operations from 1988, until the closing of the Dlorah merger in 2009.

Business Development and Expansion
There has been a fundamental shift in how our student population chooses to engage in their educational pursuits and in response, the university has executed a strategy to become a predominantly online institution, reserving ground-based locations for military bases. There are several approaches to building the online operations of the university, including integrating online operations in one location, acquiring certain assets of Henley-Putnam University, launching the One Stop, and integrating new mobile and online IT systems.

NAU has integrated the operations of the Rapid City, SD and Kansas City, MO online operations into the One Stop. This integrated operation is fully functional and is providing stability to the overall online enrollment of the university. We expect this integrated operation will add the necessary capacity to scale and grow our online enrollment population for the foreseeable future.

The asset purchase transaction with Henley-Putnam University closed on March 21, 2018, and the university has completed the integration of programs, students, faculty, and staff into NAU. The acquisition of these assets has provided eight new degree areas and more than 40 undergraduate and graduate certificates in high demand areas of strategic security, protection management, terrorism and counterterrorism, nuclear enterprise studies, cybersecurity, and intelligence management. We continue to use traditional marketing and relationship networks to provide greater exposure to these programs. These programs are offered entirely online.

NAU began offering academic degree and diploma programs online in 1998, through what we refer to as our online campus. We were one of the first regionally accredited universities to be approved by the HLC to offer full degree programs under an Internet-based delivery methodology. We have invested heavily in the creation and evolution of a sophisticated and reliable online delivery system. The online campus has grown as an organizational structure, providing a scope of service consistent with the university’s other campuses. Careful consideration was afforded to preserving the student-centered philosophy of the university while capitalizing on the technological advancements in online delivery. Since 2016, students have been able to access all support services, tutoring, library, career services, courses, and program information via their smart phones. NAU conducts virtual graduation that allows for live streaming of graduates, faculty, and testimonials. The organization of the online campus continues to evolve in response to increasing enrollment and the expanding sphere of quality services available to our students.

Growth Strategies
Increase enrollment in existing academic programs. We focus on increasing enrollment in our core academic programs, including strategic security, by refining our marketing and recruiting efforts to identify, and enroll students seeking degrees or diplomas in the academic programs we offer. We also focus on retaining students so they may achieve their educational goals. We believe that the depth and quality of our existing core programs will provide opportunity for additional growth. The business-related master’s programs continue to increase in enrollment, benefitting from the dual credit at the bachelor’s level and other solid changes and improvements made at the graduate school.

Expand relationships with private sector and government employers. We seek additional relationships with security agencies, businesses, and other employers, including governmental and military employers, through which we can market our program offerings to their employees. These relationships provide enrollment opportunities for the university’s programs, build recognition among employers in our core disciplines, and enable us to identify new degree and diploma programs that are in demand by students and employers.

Leverage infrastructure. We intend to continue investing in our people, processes, technology infrastructure, and the One Stop student service center. Through the overhaul of the learning management, data analytics, and student support systems, NAU has developed an experience that refreshes and engages working adult learners, solidifying NAU as the place for our students to achieve a better life and more fulfilling work. We intend to leverage these investments as we seek to grow enrollment, which we believe will allow us to increase our operating margins over time.

Continue to explore affiliations with other educational institutions. NAU provides online course hosting and technical assistance to approximately 2,500 students through affiliated institutions. We will continue to seek to expand the number of affiliations with other educational institutions to provide online program services. These services can meet the needs of other institutions while providing us with additional sources of revenue.

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

Programs and Areas of Study
NAU offers a Doctorate of Education, Community College Leadership, a Doctorate in Strategic Security, the Master of Business Administration, Master of Management, Master of Science, Bachelor of Science, Associate of Applied Science and Associate of Science degrees, with a variety of program options leading to each of these degrees. Many of the degree programs offer multiple specialties, concentrations, or certifications. As of May 31, 2019, we offered the following degree, diploma and certificate programs:

NAU Academic Programs
Undergraduate
Accounting AAS
Accounting BS
Aviation Management BS
Business Administration AAS
Business Administration BS
Business Administration BS, Emphasis in Accounting
Business Administration BS, Emphasis in Entrepreneurship
Business Administration BS, Emphasis in Financial Management
Business Administration BS, Emphasis in Human Resource Management
Business Administration BS, Emphasis in Management
Business Administration BS, Emphasis in Management Information Systems
Business Administration BS, Emphasis in Marketing
Business Administration BS, Emphasis Supply Chain Management
Business Administration BS, Emphasis in Tourism and Hospitality Management
Business Logistics AAS
Construction Management BS
Health and Beauty Management AAS
Healthcare Coding Diploma
Healthcare Management BS
Health Information Technology AAS
Health Information Management BS
Human Resource Management
Information Technology AAS
Information Technology BS
Information Technology BS, Emphasis in Cybersecurity and Forensics
Management AAS
Management BS
Medical Administrative Assistant AAS
Medical Billing and Coding Diploma
Medical Office Management - Clinical Specialist AAS
Medical Staff Services Management AAS
Small Business Management AAS
Criminal Justice AAS
Criminal Justice BS
Intelligence Management BS
Nuclear Enterprise Security/Studies BS
Strategic Security and Protection Management BS
Terrorism and Counterterrorism Studies BS

CERTIFICATES
Applied Radiologic Response Techniques Certificate
Consequence Modeling Certificate
Consequence Assessment-GEOINT Certificate

Consequence Assessment-WMD Certificate
Counterterrorism Entry-Level Certificate
Executive Protection Entry-Level Certificate
Hazard Prediction and Assessment Certificate Capability (HPAC)-CBR
Hazard Prediction and Assessment Certificate Capability (HPAC)-Nuclear
Intelligence Analysis Entry-Level Certificate
Intelligence Collection Certificate
Intelligence Collection and Analysis Certificate
Integrated Munitions Effects Assessment-Conventional Certificate
Integrated Munitions Effects Assessment-Nuclear Certificate
Nuclear Emergency Team Operations Certificate
Nuclear Weapons Operations and Policy Certificate
Physical Security and Risk Assessment Certificate
Security Certificate
Security Management Certificate

FOREIGN LANGUAGE CERTIFICATES
Arabic Certificate
Dari Certificate
Farsi Certificate
French Certificate
Hindi Certificate
Mandarin Chinese Certificate
Portuguese Certificate
Russian Certificate
Spanish Certificate
Urdu Certificate

Master’s Degrees
Master of Business Administration emphasis in Accounting
Master of Business Administration emphasis in E-Marketing
Master of Business Administration emphasis in Health Care Administration
Master of Business Administration emphasis in Human Resource Management
Master of Business Administration emphasis in Information Technology Management
Master of Business Administration emphasis in International Business
Master of Business Administration emphasis in Management
Master of Business Administration emphasis in Operations and Configuration Management
Master of Business Administration emphasis in Project and Process Management
Master of Management
Master of Management emphasis in Criminal Justice Management
Master of Management emphasis in E-Marketing
Master of Management emphasis in Health Care Administration
Master of Management emphasis in Higher Education
Master of Management emphasis in Human Resource Management
Master of Management emphasis in Information Technology Management
Master of Management emphasis in Operations and Configuration Management
Master of Management emphasis in Project and Process Management
Master of Science in Intelligence Management
Master of Science in Strategic Security and Protection Management
Master of Science in Terrorism and Counterterrorism

Graduate Certificates
Certificate in Accounting
Certificate in E-Marketing
Certificate in Global Supply Chain Management
Certificate in Human Resources Management
Mid-Level Certificate in Counterterrorism
Senior-Level Certificate in Counterterrorism
Mid-Level Certificate in Intelligence Analysis
Senior-Level Certificate in Intelligence Analysis
Certificate in Advanced Intelligence Collection and Analysis
Certificate in Intelligence and Terrorism Profiling
Certificate in Strategic Intelligence
Certificate in Cybersecurity
Mid-Level Certificate in Executive Protection
Senior-Level Certificate in Executive Protection
Certificate in Advanced Physical Security and Risk Assessment
Certificate in Homeland Security
Certificate in Advanced Security Management
Certificate in Strategic Security Management
Certificate in Community College Leadership

Doctoral Degrees
Doctor of Education, Community College Leadership
Doctorate in Strategic Security

Doctoral Certificates
Certificate in Community College Leadership

Third-Party Relationships
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

Educational and Administrative Sites

The central administration is in Rapid City, South Dakota. We lease our educational, administrative and student services sites from third parties. As of May 31, 2019, we provided educational offerings and support services in the following locations:

State	Address	Approximate Size
Colorado	8242 S. University Boulevard, Suite 100	4,600 sq. ft.
Centennial, CO 80122-3178

Indiana	3600 Woodview Trace, Suite 200	16,375 sq.ft.
Indianapolis, IN 46268-3167

Kansas	10310 Mastin St.	25,500 sq. ft.
Overland Park, KS 66212-5451

	7309 E. 21st St. North, Suite G40	10,100 sq. ft.
Wichita, KS 67206-1179

Texas	1015 West University Avenue Suite 700	7,170 sq. ft.
Georgetown, TX 78628-5355

NAU also continues to conduct educational programs at Ellsworth Air Force Base, South Dakota, and at Kings Bay Naval Base, Georgia.

Faculty and Other Employees
NAU’s faculty includes full-time and part-time campus-based and online faculty members. Approximately 61% of our current faculty members hold a master’s degree in their respective field and approximately 26% hold a doctoral degree or first professional degree. As of May 31, 2019, the university employed approximately 19 full-time and 450 part-time faculty members; more than 267 faculty members are active each quarter. These numbers reflect NAU’s efforts to effectively manage redundant course offerings and maintain academically sound class sizes.

We follow a specific process for hiring faculty in accordance with published standards for faculty members based on state regulations, HLC requirements, the university’s faculty quality review system, and other specialized accreditation standards.

NAU recruits qualified faculty through national postings, postings on the university’s website, as well as placement of advertisements in local and national media. We review official transcripts to validate academic qualifications and faculty vitae to verify academic preparation consistent with the university’s qualification guidelines, as well as engagement in relevant professional activities.

Training, evaluating and recognizing faculty members originates with the college dean and associate academic deans. All faculty members complete an online faculty orientation, coordinated by the system academics office, which consists of seven modules addressing the university’s mission and core values, the instructor’s role at the university, learning concepts and theories, good practices in teaching and assessment, classroom management, and accreditation standards and regulatory requirements related to academics. Regularly scheduled webinars are also available for faculty development each quarter. Finally, all faculty participate in the faculty quality review system which evaluates all online courses in all terms multiple times and provides ratings on nine expected instructional qualities. Deans and associate deans intervene based on ratings from the FQR system, providing corrective action, mentoring, and ongoing development. Central academics establishes and upholds the university’s policies and practices for faculty appraisal. We provide ongoing and meaningful feedback on individual performance to our faculty members for their professional growth and for the continued advancement of the university. Retention of quality adjunct faculty is a priority.

Faculty and staff are encouraged to participate in a variety of academic and non-academic organizations. Faculty members participate in a wide variety of professional associations and activities at the local, state and regional level. We encourage our faculty and staff to stay current on changes and trends within higher education, as well as their respective industries. Participation in professional organizations by faculty and staff bring current information relevant to the university’s mission and programming to students and the workplace.

In addition to our faculty, as of May 31, 2019, we employed approximately 225 staff and administrative personnel in university services, academic advising and support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with the university.

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

Retention. The One Stop and the academic team support students in advancing from matriculation through attainment of educational goals. The enrollment counselors and success coaches monitor a set of defined risk factors via data analytics provided through the student information, TEAMS 3, PowerBI, and other systems, intervening proactively with any student demonstrating signs of being at risk.

Student Support Services
Encouraging students to complete their degree programs is critical to our success. We invest in developing and providing resources that simplify the student enrollment process, acclimate students to our programs and online environment, and support the student educational experience. Our support services, including academic, administrative and library services, are accessible online, allowing users to access these services at a time and in a manner convenient for them.

The student support services we provide include:

Academic and learner support services. We provide students with a variety of services designed to support their academic studies. We offer students entrance orientation, academic advising, technical support, research services, writing services, ADA accommodations, access to counseling, and tutoring. New faculty-student high-touch, high-engagement strategies continue to improve both persistence rates and academic achievement.

Administrative services. We provide students with access to a variety of administrative services via in person meeting as well as telephonically and over the Internet. For example, students can review class schedules, apply for financial aid, pay tuition, and access their unofficial transcripts online. The university’s financial service representatives provide personalized online and telephonic support to the students.

Library services. NAU provides an extensive array of online library resources, services, and instruction to support the educational and research endeavors of our students, faculty and staff, as well as online libraries and online library resources available 24/7. In 2018, the university launched full cloud-based service points for library support and online course resources.

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

Admissions
Prospective students complete an application to enroll in our programs. Once the application has been submitted, an admissions representative and student services personnel assist the applicant through the admissions process, course registration and matriculation. Financial services representatives, if needed, assist with financial aid. Prospective students complete placement tests to determine areas of opportunity, which enables the university to best serve students by enrolling them in classes to build needed skills, thereby increasing their chances of success.

Applicants to the MBA and MM programs must have a minimum of a baccalaureate degree or equivalent from an institution recognized or accredited by an appropriate government or third-party agency.

Applicants to the university’s MSN program must have graduated from a baccalaureate degree program in nursing from an accredited institution; have a current active unencumbered registered nurse (RN) license from any state within the United States; and have a minimum cumulative grade point average of 3.0 or above on a 4.0 scale during the baccalaureate degree completion.

International applicants to the university’s master’s programs must provide evidence of completion of a baccalaureate degree in the form of official transcripts from (i) an international higher education institution recognized by the ministry of education or other appropriate government agency and a transcript evaluation from an organization approved by National Association of Credential Evaluation Services or (ii) a U.S. higher education institution; must complete and submit the International Financial Certification form and attach an original bank statement. International students are required, as part of the application process, to show evidence of sufficient funding during their studies. The amount and source of funds are also shown on the Certificate of Eligibility (I-20) needed to apply for an F-1 visa. In addition, students planning to bring a spouse and/or children are required to show additional funds for those individuals. Applicants must demonstrate proficiency in English through satisfaction of one of the following requirements:

●
Provide an official Test of English as a Foreign Language ("TOEFL") score report indicating a minimum score of 550 for a paper-based, 213 for a computer-based or 80 for an Internet-based exam. The TOEFL must have been taken within the past two calendar years and official test scores must be sent from the testing agency to National American University.

●
Provide an official International English Language Testing System ("IELTS") score report with an overall minimum score of 6.0. The IELTS must have been taken within the past two calendar years and official test scores must be sent from the testing agency to National American University.

●
Provide evidence of completion of two trimesters (or equivalent) of college-level English (excluding ESL courses) with a grade of C or higher at a college or university whose language of instruction is English.

●
Provide evidence of English language proficiency as deemed appropriate by National American University.

Undergraduate applicants must have graduated from a recognized high school (or the Department of Education or state-required accepted equivalent) or submit an official transcript from an accredited higher education institution in the United States indicating completion of a postsecondary education program of at least two years that is acceptable for full credit toward a bachelor’s degree, with a minimum cumulative grade point average of 2.0. Non-native English speaking applicants must provide either (i) an official TOEFL score report indicating a minimum score of 520 for a paper-based, 190 for a computer-based, or 68 for an Internet-based exam; (ii) an official Test of English for International Communication score report indicating a minimum score of 750 (not applicable to student enrolled in the nursing program); (iii) an official IELTS score report with an overall minimum score of 5; (iv) evidence of completion of two semesters (or the equivalent) of college-level English (excluding ESL courses) with a grade of “C” or higher at an accredited college or university whose language of instruction is English; or (v) evidence of English language proficiency by completing the Accuplacer ESL English assessment exam with minimum scores or 102 or higher in reading, 100 or higher in sentence meaning, 95 or higher in language usage and 5 or higher in writing sample.

Enrollment
Enrollments have decreased from 5,648 students as of May 31, 2018 to 3,313 students as of May 31, 2019, representing an annual decrease of approximately 41.3% mainly because of a decrease in undergraduate and diploma students. As of May 31, 2019, we had 2,760 students enrolled in our online programs and 553 students enrolled on-campus.

The following is a summary of our student enrollment by degree type and by instructional delivery method:

	May 31, 2019 (Spring 2019 Term)		May 31, 2018 (Spring 2018 Term)
	Number of Students	% of Total	Number of Students	% of Total	YOY Percent Change
Continuing Ed	-	0.0%	59	1.0%	-100.0%
Doctoral	175	5.3%	111	2.0%	57.7%
Graduate	355	10.7%	449	8.0%	-20.9%
Undergraduate & Diploma	2,783	84.0%	5,029	89.0%	-44.7%
Total	3,313	100.0%	5,648	100.0%	-41.3%

On-Campus	553	16.7%	724	12.8%	-23.6%
Online	2,760	83.3%	4,342	76.9%	-36.4%
Hybrid	-	0.0%	582	10.3%	-100.0%
Total	3,313	100.0%	5,648	100.0%	-41.3%

Tuition and Fees
Our tuition rates vary by educational site. Total tuition varies based upon several factors, including the number of credit hours for each program, the degree level of the program, and geographic location.

Our students finance their education through a variety of sources, including government sponsored financial aid, private and NAU provided scholarships, employer provided tuition assistance, veteran’s benefits, private loans, and cash payments. A substantial number of our students rely on funds received under various government-sponsored student financial aid programs, predominately Title IV programs. In the fiscal years ended May 31, 2019 and 2018, approximately 78.2% and 82.1%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In the future, we expect to continue the current initiatives to increase revenue from sources other than Title IV programs, such as continuing education programming that is not eligible for Title IV program funding.

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

Intellectual Property
We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect proprietary rights. Through the extensive development of electronic instructional materials, courseware and related processes, we continue to accumulate intellectual property that has provided the basis for improving quality of instruction, programs and services to our students.

We rely on trademark and service mark protections in the United States and other countries for our name and distinctive logos, along with various other trademarks and service marks related to specific offerings. We own federal registrations for the principal trademarks, National American University® and NAU® in the United States. These marks are important symbols for us and are used on our educational services, educational materials, and a range of other items, including clothing and other memorabilia. These brands appear in advertising and are seen by members of the public as well as direct constituents. We own domain name rights to “national.edu” as well as its derivatives, and a number of “NAU” related domain names.

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

Real Estate Operations
Fairway Hills, the real estate operations, conducts business through various projects and associations, including Fairway Hills I and II, Park West, Vista Park, Fairway Hills Park and Recreational Association, the Vista Park Homeowners’ Association and the Park West Homeowners’ Association. Fairway Hills I and Fairway Hills II are apartment buildings consisting of 52 rental units, referred to as Doral Apartments, of which 94% were leased as of May 31, 2019. Park West originally consisted of 48 apartment units and is owned by a partnership that is 50% owned by the Company and 50% owned by members of the Buckingham family (including Robert Buckingham, chairman of our board of directors, and his siblings and the spouses and estates of his siblings). Two of the original Park West apartments were combined into one large unit and later sold. Four additional apartments were sold, resulting in 42 rental apartments. Park West is 91% leased as of May 31, 2019. Vista Park consists of 24 total condominium units of all 24 were sold as of May 31, 2019. Prices for Vista Park condominium units start at approximately $215,000. Early in the fiscal year ended May 31, 2018, Fairway Hills completed construction on a 24-unit luxury apartment complex referred to as Arrowhead View. Arrowhead View is 92% leased as of May 31, 2019.

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

Compliance with Applicable Laws
We strive to comply with applicable federal, state, and local laws and regulations. We have a designated university compliance officer and maintain an institutional compliance program that:

●	monitors compliance and, when gaps or violations occur, develops responses to correct deficiencies in a timely manner;

●	communicates institutional principles designed to deter wrongdoing and to promote ethical conduct and conducts periodic audits to ensure compliance with applicable laws;

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

We are required by the Higher Education Act to be authorized by applicable state educational agencies in South Dakota and other states where we are physically located to participate in Title IV programs. On December 19, 2016, the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions (the “2016 State Authorization Final Rule”). Among other provisions, the 2016 State Authorization Final Rule requires that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which a student resides, if such authorization is required by the state. The 2016 State Authorization Final Rule recognizes authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. The 2016 State Authorization Final Rule also requires that foreign additional locations and branch campuses be authorized by the appropriate foreign government agency and, if at least 50% of a program can be completed at the location/branch, be approved by the institution’s accrediting agency and be reported to the state where the main campus is located. The 2016 State Authorization Final Rule also requires institutions to: (i) document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses; and (ii) make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. The provisions of the 2016 State Authorization Final Rule relating to foreign locations of domestic institutions became effective July 1, 2018. On June 29, 2018, the Department of Education delayed the effective date of the 2016 State Authorization Final Rule in all other respects from July 1, 2018, to July 1, 2020. However, on April 26, 2019, the U.S. District Court for the Northern District of California issued a decision concluding that the above-described delay of the 2016 State Authorization Final Rule was improper, and further ordered that the 2016 State Authorization Rule would become effective on May 26, 2019. On July 23, 2019, the Department of Education released regulatory guidance to postsecondary institutions confirming that the 2016 State Authorization Final Rule became effective on May 26, 2019.

On June 12, 2019, the Department of Education published in the Federal Register proposed regulations (the “2018 State Authorization Proposed Rule”) to revise the 2016 State Authorization Final Rule. The 2018 State Authorization Proposed Rule, if adopted as a final regulation, would continue to recognize authorization through participation in a state authorization reciprocity agreement, but would revise the requirement for state authorization to be based on the location of a student rather than whether or not a student legally resides in a state. The 2018 State Authorization Proposed Rule also would revise requirements for institutional notifications to students concerning the eligibility of graduates for professional licensure in their states. See also “Regulatory Matters – Regulation of Federal Student Financial Aid Programs – State Authorization.”

In addition, in recent years several states have voluntarily entered into State Authorization Reciprocity Agreements (“SARA”) that establish standards for interstate offering of postsecondary distance education courses and programs. If an institution’s home state participates in SARA and authorizes the institution to provide distance education in accordance with SARA standards, then the institution need not obtain additional authorizations for distance education from any other SARA member state. The SARA participation requirements and process are administered by the four regional higher education compacts in the United States (the Midwestern Higher Education Compact, the New England Board of Higher Education, the Southern Regional Education Board and the Western Interstate Commission for Higher Education) and are overseen by the National Council for State Authorization Reciprocity Agreements. NAU is approved to participate in SARA, through the SARA Coordinator of the South Dakota Board of Regents as a state portal agency with its most recent full approval effective from April 20, 2018 through April 19, 2019. On April 1, 2019, SDBOR informed NAU that, based on our most recent financial responsibility composite score as determined by the Department of Education and a review by SDBOR of additional f3inancial information provided by us, SDBOR extended NAU’s participation in SARA on a provisional basis effective April 1, 2019 through March 31, 2020. In connection with that provisional status, we must submit quarterly reports to SDBOR, including any updates to, and specifically noting deviations from, the financial information previously provided to SDBOR. The April 1, 2019 letter from SDBOR also informed NAU of the conditions under which its provisional participation in SARA may be extended beyond March 31, 2020. If NAU is unable to satisfy the conditions set forth in the April 1, 2019 letter for extension of its SARA participation beyond March 31, 2020, we may be required to obtain state licensure or authorization in states beyond those where we operate physical facilities.

We do not believe that any of the states in which we are currently licensed or authorized, other than, South Dakota, Colorado, Indiana, Kansas, and Texas, are individually material to our operations. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, or in a state where we are required to maintain authorization for online education activities, we would also lose Title IV eligibility in that state. If we are found not to be in compliance with state requirements for online learning, and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state and may have to cease providing educational programs to students in that state or may be subject to other sanctions, including fines or penalties. Compliance with these new and changing laws, regulations or interpretations related to state authorization and offering programs via online delivery could increase our cost of doing business and affect our ability to recruit students in particular states, which may, in turn, adversely affect enrollments, revenues and our business.

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

Accreditation
We have been institutionally accredited since 1985 by the Higher Learning Commission, a regional accrediting commission recognized by the Department of Education. Our accreditation by the HLC was most recently affirmed in January 2015; however, on May 23, 2019, HLC assigned its Financial Distress designation to NAU based on statements regarding our financial condition made by us in an April 2019 filing with the Securities and Exchange Commission. Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas, including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources and financial stability. To be recognized by the Department of Education, accrediting commissions must comply with Department of Education regulations, which require, among other things, that accrediting agencies adopt specific criteria for their review of educational institutions, conduct peer review evaluations of institutions, and publicly designate those institutions that meet their criteria. An accredited institution is subject to periodic review by its accrediting commissions to determine whether it continues to meet the performance, integrity and quality required for accreditation. HLC most recently conducted a site visit at NAU on June 27-28, 2019. On July 19, 2019, HLC informed NAU that the visiting team concluded that NAU is in compliance with the HLC Criteria for Accreditation and Assumed Practices that were the focus of the visit, including criteria related to institutional finances, integrity, academic and student support resources, and faculty; therefore, HLC removed its Financial Distress designation from NAU as of that date. HLC also required NAU to submit an interim report regarding its financial resources on or before December 31, 2019. A mid-cycle comprehensive evaluation visit by HLC is scheduled to occur in May 2020.

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

In addition to institution-wide accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the HLC at the institutional level, we also had the following specialized accreditations as of May 31, 2019:

Specialized or Programmatic Accreditation or Approval	Accrediting or Approving Body
Selected Business Degree Programs (Associate of Applied Science, Bachelor of Science, Master of Management, Master of Business Administration degrees)	International Assembly for Collegiate Business Education

Medical Laboratory Technician (Overland Park, Kansas location)	National Accrediting Agency for Clinical Laboratory Sciences

Health Information Technology (online program)	Commission on Accreditation for Health Informatics and Information

Invasive Cardiovascular Technology (Georgetown, Texas location)	Commission on Accreditation of Allied Health Education Programs on the recommendation of the Joint Review Committee on Education in Cardiovascular Technology

Medical Assisting (Georgetown TX, Sioux Falls, South Dakota locations)	Commission on Accreditation of Allied Health Education Programs on the recommendation of the Medical Assisting Education Review Board

Occupational Therapy Assistant (Centennial, Colorado. and Independence, Missouri. locations)	Accreditation Council for Occupational Therapy Education

Paralegal Studies (Rapid City location)	American Bar Association

Surgical Technology (Bellevue, NE, Overland Park and Wichita, Kansas; locations)	Accrediting Bureau of Health Education Schools

Bachelor of Science and Master of Science in Nursing Programs	Commission on Collegiate Nursing Education Initial Accreditation

Online Registered Nurse to Bachelor of Science in Nursing Program (Distance Learning)	South Dakota Board of Nursing Approval

Pre- and Post-licensure baccalaureate degree programs in nursing (Distance Learning) (all states except Tennessee)	Commission on Collegiate Nursing Education Initial Accreditation

Bachelor of Science and Master of Science in Nursing Programs	Commission on Collegiate Nursing Education Initial Accreditation

Bachelor of Science in Nursing Program (Austin, Texas campus)	Texas Board of Nursing Initial Approval

Bachelor of Science in Nursing and Licensed Practical Nurse Bridge to Bachelor of Science in Nursing Program (Overland Park, and Wichita, Kansas. campuses)	Kansas State Board of Nursing Approval

If we fail to satisfy the standards of any of these specialized accrediting commissions, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs. Per its strategy to shift the university to a predominantly online institution, NAU has succeed in teaching out most ground locations. In doing so, the university has sustained all of the programmatic accreditations above, working closely with each accreditor to ensure students complete their studies from an accredited program.

Regulation of Federal Student Financial Aid Programs
To be eligible to participate in Title IV programs, an institution must comply with specific requirements contained in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state or states in which it is physically located. As of May 31, 2019, in addition to its central administration location in Rapid City, South Dakota, NAU operated five instructional locations across the states of Colorado, Indiana, Kansas, and Texas. NAU also continued to conduct educational programs at Ellsworth Air Force Base, South Dakota, and Kings Bay Naval Base, Georgia. An institution must also maintain institutional accreditation by an accrediting commission recognized by the Department of Education.

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

Various Congressional hearings and roundtable discussions have been held, beginning in 2010, by the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) and other Congressional members and committees regarding various aspects of the education industry, including student debt, student recruiting, student outcomes and accreditation matters. In July 2012, the majority staff of the HELP Committee released a report analyzing information requested from 30 companies operating proprietary institutions (including us and other publicly traded companies providing proprietary postsecondary education services). While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the report was highly critical of these institutions. Further, in July 2014, the majority staff of the HELP Committee released a report claiming that eight of the ten top recipients of post-9/11 GI Bill funds are for-profit companies. During the current Congress, both the House Education and Labor Committee and the House Oversight and Reform Committee have conducted hearings regarding Department of Education regulatory oversight activities, particularly with respect to proprietary institutions.

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

Government-wide Focus on Proprietary Educational Institutions. In October 2014, the Department of Education announced an interagency task force composed of the Department of Education, the U.S. Federal Trade Commission (the “FTC”), the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau (the “CFPB”), the SEC, and numerous state attorney general. Attorneys general in several states have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions. In addition, several state attorney generals have recently partnered with the CFPB to review industry practices. The FTC has also recently issued civil investigative demands to several other U.S. proprietary educational institutions, which require the institutions to provide documents and information related to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. If our past or current business practices are found to violate applicable consumer protection laws, or if we are found to have made misrepresentations to our current or prospective students about our educational programs, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially and adversely affect our business, financial condition, results of operations and cash flows. To the extent that more states or government agencies commence investigations, act in concert, or direct their focus on us, the cost of responding to these inquiries and investigations could increase significantly, and the potential impact on our business would be substantially greater.

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

In 2010, Congress and the Department of Defense increased their focus on Department of Defense tuition assistance that is used for distance education and programs at proprietary institutions. In 2012, President Obama issued an Executive Order regarding the establishment of “Principles of Excellence” for educational institutions receiving funding from the tuition assistance programs administered by the Department of Defense and veteran’s educational benefits programs administered by the Department of Veterans Affairs. The goals of the Principles of Excellence are broadly stated and relate to disclosures on costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. In August 2013, the Department of Defense began incorporating the Principles of Excellence outlined in the President’s 2012 Executive Order into their current Memorandum of Understanding.

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

On November 1, 2016, the Department of Education published final regulations that, among other provisions, establish new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment (“Borrower Defense”) on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. These final regulations (the “2016 Borrower Defense Final Rule”) were published with an effective date of July 1, 2017. Among other topics, the 2016 Borrower Defense Final Rule establishes permissible borrower defense claims for discharge, procedural rules under which claims will be adjudicated, time limits for borrowers’ claims, and guidelines for recoupment by the Department of Education of discharged loan amounts from institutions of higher education. The 2016 Borrower Defense Final Rule also prohibits schools from using any pre-dispute arbitration agreements, prohibits schools from prohibiting relief in the form of class actions by student borrowers, and invalidates clauses imposing requirements that students pursue and internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, the 2016 Borrower Defense Final Rule describes the threshold for loan repayment rates that will require specific disclosures to current and prospective students and the applicable loan repayment rate methodology. The 2016 Borrower Defense Final Rule also establishes important new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. For example, certain events would automatically trigger the need for a school to obtain a letter of credit, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock the school failed to timely file a required annual or quarterly report with the SEC or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would require a recalculation of an institution’s composite score of financial responsibility including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner’s equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated group on whose basis the composite score was calculated. The 2016 Borrower Defense Final Rule also sets forth events that are discretionary triggers for letters of credit, meaning that if any of them occur, the Department of Education may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The 2016 Borrower Defense Final Rule provides that if an institution fails to meet the composite score requirement for longer than three years under provisional certification, the Department of Education may mandate additional financial protection from the institution or any party with “substantial control” over the institution. Such parties with “substantial control” must agree to jointly and severally guarantee the Title IV liabilities of the institution at the end of the three-year provisional certification period. Under current regulations, a party may be deemed to have “substantial control” over an institution if, among other factors, the party directly or indirectly holds an ownership interest of 25% or more of an institution, or is a member of the board of directors, a general partner, the chief executive officer or other executive officer of the institution.

On June 15, 2017, the Department of Education announced an indefinite delay to its implementation of the 2016 Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. On August 30, 2017, the Department of Education published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee, and on October 24, 2017, the Department of Education promulgated an interim final rule under which the effective date of most substantive provisions of the 2016 Borrower Defense Final Rule were delayed until July 1, 2019. The negotiated rulemaking committee sessions occurred in November 2017, January 2018, and February 2018, during which the Department of Education and negotiators failed to reach consensus on a revised regulation. Additionally, on July 6, 2017, the attorney general of 18 states and the District of Columbia filed suit against the Department of Education claiming that its delay of the 2016 Borrower Defense Final Rule violated applicable law, including the Administrative Procedure Act. On September 12, 2018, the U.S. District Court for the District of Columbia issued a decision concluding that the above-described delay of the 2016 Borrower Defense Final Rule was improper. In a series of opinions and orders on September 17 and October 12, 2018, the Court reinstated the 2016 Borrower Defense Final Rule and it is now in effect. We cannot predict with any certainty the outcome or impact of that now-effective rule on our business and operations.

On July 31, 2018, the Department of Education published in the Federal Register a proposed rule (the “2018 Borrower Defense Proposed Rule”) which would replace most substantive provisions of the 2016 Borrower Defense Final Rule. The 2018 Borrower Defense Proposed Rule would establish a federal standard for individual borrowers to raise as a defense to repaying loans disbursed on or after July 1, 2019. This proposed regulation would permit borrowers to challenge repayment of loans based on misrepresentation, defined to include acts or omissions by an institution which are false, misleading or deceptive, and which are made with knowledge of their falsity, deception, or misleading nature, or with reckless disregard for the truth. The 2018 Borrower Defense Proposed Rule seeks comment as to whether such a defense may be raised affirmatively or may only arise defensively, out of a collection action. The proposed regulation also would establish a five-year window following a final decision on borrower defense for the Department of Education to seek recoupment from an institution. The 2018 Borrower Defense Proposed Rule would permit schools to use class-action waivers and pre-dispute arbitration agreements, but would require schools to provide additional disclosures and borrower counseling when including such provisions in enrollment agreements. The 2018 Borrower Defense Proposed rule also sets forth automatic and discretionary triggers under which the Department of Education may require the school to provide a letter of credit, cash, or other form of surety, or may agree to provide surety through an offset of future Title IV funds for a six-to-twelve-month period. For example, certain events would automatically trigger the need for a school to obtain a letter of credit or other surety, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would require a recalculation of an institution’s composite score of financial responsibility including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner’s equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated group on whose basis the composite score was calculated; or for any institution, the incursion of a borrower defense liability which reduces the institution’s composite score to under 1.0. The 2018 Borrower Defense Proposed Rule also sets forth events that are discretionary triggers for letters of credit or other forms of surety, meaning that if any of them occur, the Department of Education may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The 2018 Borrower Defense Proposed Rule also includes provisions regarding the treatment of operating leases in the financial responsibility composite score methodology, would more specifically define and require disclosures concerning the composite score’s inclusion of debt obtained for long-term purposes, and would revise limited aspects of the composite score formula to account for changes in accounting terminology. The Department of Education is expected to issue a final rule by November 1, 2019, taking effect July 1, 2020. We cannot predict the extent to which that final rule may differ from the 2018 Borrower Defense Proposed Rule, or may differ from the now-effective 2016 Borrower Defense Final Rule, nor the impact that any such revised rule might have on our business.

On December 19, 2016, the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions (the “2016 State Authorization Final Rule”). Among other provisions, the 2016 State Authorization Final Rule requires that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which a student resides, if such authorization is required by the state. The 2016 State Authorization Final Rule recognizes authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. The 2016 State Authorization Final Rule also requires that foreign additional locations and branch campuses be authorized by the appropriate foreign government agency and, if at least 50% of a program can be completed at the location/branch, be approved by the institution’s accrediting agency and be reported to the state where the main campus is located. The 2016 State Authorization Final Rule also requires institutions to: document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. The provisions of the 2016 State Authorization Final Rule relating to foreign locations of domestic institutions became effective July 1, 2018. On June 29, 2018, the Department of Education delayed the effective date of the 2016 State Authorization Final Rule in all other respects from July 1, 2018, to July 1, 2020. However, on April 26, 2019, the U.S. District Court for the Northern District of California issued a decision concluding that the above-described delay of the 2016 State Authorization Final Rule was improper, and further ordered that the 2016 State Authorization Rule would become effective on May 26, 2019. On July 23, 2019, the Department of Education released regulatory guidance to postsecondary institutions confirming that the 2016 State Authorization Final Rule became effective on May 26, 2019.

On June 12, 2019, the Department of Education published in the Federal Register proposed regulations (the “2018 State Authorization Proposed Rule”) to revise the 2016 State Authorization Final Rule. The 2018 State Authorization Proposed Rule, if adopted as a final regulation, would continue to recognize authorization through participation in a state authorization reciprocity agreement, but would revise the requirement for state authorization to be based on the location of a student rather than whether or not a student legally resides in a state. The 2018 State Authorization Proposed Rule also would revise requirements for institutional notifications to students concerning the eligibility of graduates for professional licensure in their states. We cannot predict with certainty the impact that such regulations might have on our business if finalized in their current form.

Gainful Employment. Under the Higher Education Act, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” On October 31, 2014, the Department of Education published final regulations to define “gainful employment” which became effective on July 1, 2015. Historically, the concept of “gainful employment” has not been defined in detail. The gainful employment regulations require each educational program offered by a proprietary institution to achieve threshold rates in two debt measure categories: an annual-debt-to-annual-earnings (“DTE”) ratio and an annual debt-to-discretionary income (“DTI”) ratio.

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

In January 2017, the Department of Education issued to institutions final debt-to-earnings rates for the first gainful employment debt measurement year. Two of our programs, both of which are no longer enrolling students, were determined to be failing programs under those debt-to-earnings rates. Five of our programs, one of which is no longer enrolling students, were determined to be “zone” programs under those rates. We continue to evaluate making changes to our educational program offerings as a result of gainful employment regulations. Effective September 6, 2017, we have suspended enrollment in the Associates of Applied Science in Veterinary Technology program and phased out the program in 2018. Effective June 6, 2017, we also suspended enrollments in the Associates in Medical Assisting and plan to phase out the program by August 31, 2019.

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

On August 14, 2018, the Department of Education published in the Federal Register a proposed rule (the “Gainful Employment Proposed Rule”) following a negotiated rulemaking process that occurred from December 2017 through March 2018 and that failed to achieve consensus. On July 1, 2019, following a public comment period on the Gainful Employment Proposed Rule, the Department of Education published final regulations (the “Gainful Employment Final Rule”) rescinding the current gainful employment regulations applicable to all of our educational programs. Among other things, the Gainful Employment Final Rule removes from the Department of Education’s regulations the debt-to-earnings metric calculations for our programs, and sanctions and alternate earnings appeals related to those calculations, and related reporting, disclosure, and certification requirements. Although the Gainful Employment Final Rule is not effective until July 1, 2020, the Department of Education announced on June 28, 2019 that it was exercising its discretion under the Higher Education Act to permit postsecondary institutions to implement the Gainful Employment Final Rule as early as July 1, 2019; however, institutions that do not early implement the Gainful Employment Final Rule are expected to maintain compliance with the current gainful employment regulations until July 1, 2020. NAU has taken the steps described by the Department of Education’s announcement of June 28, 2019 to implement the Gainful Employment Final Rule as of July 1, 2019.

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

In April 2017, a former NAU employee filed a qui tam suit against NAU, the Company, and Dlorah, alleging certain violations of the Higher Education Act and Title IV program requirements, including alleged misrepresentations to a programmatic accrediting agency, alleged miscalculating its percentage of revenues derived from Title IV program funds under the 90/10 Rule, and alleged noncompliance with the incentive compensation prohibition. The U.S. government decided to not intervene in the lawsuit at that time, and the complaint was then unsealed by the court in January 2018, with an amended complaint being filed on April 24, 2018. The U.S. government reserved the right to intervene at a later time. The case is styled U.S. ex rel. Brian Gravely V. National American University, et al., No. 5:17-cv-05032-JLV, and remains pending in the U.S. District Court for the District of South Dakota. The Company cannot predict the outcome of this litigation, nor its ability to harm our reputation, impose litigation costs, or materially adversely affect our business, financial condition, and results of operations.

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

As of May 31, 2019, in addition to its central administration location in Rapid City, South Dakota, NAU operated five instructional locations across the states of Colorado, Indiana, Kansas, and Texas. NAU also continued to conduct educational programs at Ellsworth Air Force Base, South Dakota and Kings Bay Naval Base, Georgia. In each of these states, we maintain the required authorizations to offer our educational programs under state law.

Where required under applicable law, these authorizations from state educational agencies are very important to us. To maintain requisite state authorizations, we are required to continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. Failure to comply with applicable requirements of the state educational agencies could result in us losing our authorization to offer educational programs in those states. If that were to occur, the applicable state educational agency could force us to cease operations in that state. Even if the applicable state educational agency does not require the university to cease operations on an immediate basis, the loss of authorization by the state educational agency in such state would then cause our campuses in such state to lose eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state. Alternatively, the state educational licensing agencies could restrict our ability to offer certain degree programs. Additionally, if the Department of Education were to determine that our authorizations in Colorado, Indiana, Kansas, and Texas did not satisfy the Department of Education’s state authorization requirements, the campuses in the relevant states could lose their eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force us to cease operations in such state.

As described above under “Changes in Department of Education Regulations,” the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by state. Independent of this matter of federal regulation, several states have jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state. The institution may be enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state educational agency law, regulation, or policy, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained or are currently in the process of obtaining approvals or exemptions that we believe are necessary because they may constitute a presence requiring state licensure or authorization based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. In recent years several states have voluntarily entered into SARA that establish standards for interstate offering of postsecondary distance education courses and programs. If an institution’s home state participates in SARA and authorizes the institution to provide distance education in accordance with SARA standards, then the institution need not obtain additional authorizations for distance education from any other SARA member state. The SARA participation requirements and process are administered by the four regional higher education compacts in the United States (the Midwestern Higher Education Compact, the New England Board of Higher Education, the Southern Regional Education Board and the Western Interstate Commission for Higher Education) and are overseen by the National Council for State Authorization Reciprocity Agreements. NAU is approved to participate in SARA, through the SARA Coordinator of the South Dakota Board of Regents as a state portal agency with its most recent full approval effective April 20, 2018 through April 19, 2019. On April 1, 2019, SDBOR informed NAU that, based on our most recent financial responsibility composite score as determined by the Department of Education and a review by SDBOR of additional financial information provided by us, SDBOR extended NAU’s participation in SARA on a provisional basis effective April 1, 2019 through March 31, 2020. In connection with that provisional status, we must submit quarterly reports to SDBOR, including any updates to, and specifically noting deviations from, the financial information previously provided to SDBOR. The April 1, 2019 letter from SDBOR also informed NAU of the conditions under which its provisional participation in SARA may be extended beyond March 31, 2020. If NAU is unable to satisfy the conditions set forth in the April 1, 2019 letter for extension of its SARA participation beyond March 31, 2020, we may be required to obtain state licensure or authorization in states beyond those where we operate physical facilities.

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

Eligibility and certification procedures. Each institution must apply periodically to the Department of Education for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. An institution may also come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location, adding a new educational program, or modifying the academic credentials it offers. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the school’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school, or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. Our most recent certification to participate in the Title IV programs, which was not provisional, was effective from June 2013 through March 31, 2019. Because NAU timely submitted an application for recertification to the Department of Education, its existing certification to participate in the Title IV programs continues on a month-to-month provisional basis until the Department of Education issues a decision on the application for recertification. There can be no assurance that the Department of Education will recertify us after our current period of certification or that it would not impose restrictions in connection with any such recertification.

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

Also, as part of the 2016 Borrower Defense Final Rule, the Department of Education revised its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. On March 8, 2019, NAU received a letter from the Department of Education which noted several financial matters described in the footnotes to our audited financial statements for the fiscal year ended May 31, 2018 and our Form 10-Q filed with the Securities and Exchange Commission on January 22, 2019, and the Company’s delisting from Nasdaq and transfer of shares to the OTCQB, and determined that NAU did not meet its financial responsibility standards for institutions that participate in Title IV programs. As a result, the Department of Education’s letter of March 8, 2019 imposed additional reporting requirements on NAU with respect to its financial condition including bi-weekly cash balance submissions and monthly submissions of actual and projected cash flow statements, and notification requirements regarding certain enumerated events should they occur in the future; required NAU to process Title IV program funds under the Heightened Cash Monitoring Type 1 method of payment; and informed NAU that it could continue to participate in Title IV programs by either (1) posting a letter of credit to the Department of Education in the amount of $36,653, representing 50% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, or (2) posting a letter of credit to the Department of Education in the amount of $10,996, representing 15% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, accompanied by the provisional form of certification to participate in the Title IV programs. On March 22, 2019, we submitted a request to the Department of Education for reconsideration of its imposition of the letter of credit, as well as the amount and timing for any required letter of credit. In response to our request, the Department of Education provided two additional options for a letter of credit accompanied by provisional certification: (1) posting of an irrevocable letter of credit in the amount of $7,331, representing 10% of Title IV program funds for its fiscal year ended May 31, 2018, or (2) placement on the Heightened Cash Monitoring Type 2 payment method, with a percentage of each payment withheld until an account equal to the required letter of credit amount can be funded. On April 30, 2019, the Company responded to the Department’s letter and selected the posting of an irrevocable letter of credit in the amount of $7,331 for the benefit of the Department. The letter of credit was issued on May 10, 2019.

Similarly, the 2018 Borrower Defense Proposed Rule includes various actions and events that would require institutions to provide additional surety, including irrevocable letters of credit. For additional information regarding this proposed rule, see “Item 1 – Business – Regulatory Matters – Changes in Department of Education Regulations.”

Our audited financial statements for the fiscal year ended May 31, 2019 indicate our most recent composite score is 1.1. This score is subject to a final determination by the Department of Education once it receives and reviews our consolidated audited financial statements for the 2019 fiscal year. We believe it is likely that the Department of Education will determine that our institutions are “in the zone” and that we will be required to continue operating under the requirements imposed by the March 8, 2019 letter, including the letter of credit issued to the Department of Education on May 10, 2019, as well as any other requirements that the Department of Education might impose in its discretion. If we are unable to meet the minimum composite score or to comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then our students could lose their access to Title IV program funding.

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

Using the Department of Education’s formula under the 90/10 Rule, for the 2019 and 2018 fiscal years, we derived approximately 78.2% and 82.1%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues NAU receives from Title IV programs, which could make it more difficult for us to satisfy the 90/10 Rule. In addition, economic downturns that adversely affect students’ employment circumstances could also increase their reliance on Title IV programs. Furthermore, from time to time, legislation is introduced that would make a proprietary institution ineligible to participate in Title IV programs if it derives more than 85% of its revenues from federal funds, including Title IV programs, revenues from the GI Bill and Department of Defense Tuition Assistance funds.

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

The Department of Education generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September. Our official cohort default rates for federal fiscal years 2015 and 2014 are 23.7% and 24.1%, respectively. The draft cohort rate for federal fiscal year 2016 is 20.1%.

Compliance reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, institutional and programmatic accreditors, state licensing agencies, agencies that have previously guaranteed FFEL loans, various state approving agencies for financial assistance to veterans and accrediting commissions. The Department of Education conducted an on-site review of NAU’s administration of Title IV programs from June 10, 2019 through June 14, 2019, for which no program review determination letter has been received to date. As part of the Department of Education’s ongoing monitoring of institutions’ administration of Title IV programs, the Higher Education Act also requires institutions to annually submit to the Department of Education a Title IV compliance audit conducted by an independent certified public accountant in accordance with applicable federal and Department of Education audit standards. In addition, to enable the Department of Education to make a determination of an institution’s financial responsibility, each institution must annually submit audited financial statements prepared in accordance with Department of Education regulations.

Data privacy and protection of personal information. The Family Educational Rights and Privacy Act of 1974, or FERPA, and the Department of Education’s FERPA regulations require educational institutions to protect the privacy of students’ educational records by limiting an institution’s disclosure of a student’s personally identifiable information without the student’s prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right and to maintain records in each student’s file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the Department of Education may require corrective actions by the institution or may terminate an institution’s receipt of further federal funds. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, a federal law designed to protect consumers’ personal financial information held by financial institutions and other entities that provide financial services to consumers. GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the Federal Trade Commission, or FTC, and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use and disclosure of student information. The institution must also comply with the FTC Red Flags Rule, a section of the federal Fair Credit Reporting Act, that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts. Possession and use of personal information in our operations also subjects us to various U.S. state regulatory requirements with respect to such information. Moreover, certain of our operations may involve the collection of personal information from individuals outside the U.S., which may render us subject to global privacy and data security laws. For example, the European Union General Data Protection Regulation (“GDPR”), which became enforceable May 25, 2018, contains a number of requirements that are different from or exceed those in U.S. federal and state privacy and data security laws. The GDPR may apply to certain of our operations. Were it to apply and if we were out of compliance, there is the potential for administrative, civil, or criminal liability with significant monetary penalties as well as reputational harm to us and our employees. In addition, various U.S. state legislatures have begun to enact data privacy statutes. Effective January 1, 2020, the California Consumer Privacy Act (“CCPA”) will apply to any for-profit entity doing business in California, that has a gross revenue greater than $25 million; annually buys, receives, sells, or shares the personal information of more than 50,000 consumers, households, or devices for commercial purpose; or derives 50 percent or more of its annual revenues from selling consumers’ personal information. The CCPA contains requirements that that are different from or exceed those in U.S. federal and other states’ privacy and data security laws. Additional data privacy regulation at the state level, which may differ from or conflict with other state, federal, or EU requirements, may have an effect on our business, revenues, and results of operations.

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

The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. In addition, if a company acquires a school from another entity, the acquired school will automatically be placed on provisional certification when the Department of Education approves the transaction. During the period of provisional certification, the institution must comply with any additional conditions or restrictions included in its program participation agreement with the Department of Education. Students attending provisionally certified institutions remain eligible to receive Title IV program funds, but if the Department of Education finds that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or advance opportunity for the institution to challenge that action. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. Our most recent certification to participate in the Title IV programs, which was not provisional, was effective from June 2013 through March 31, 2019. Because NAU timely submitted an application for recertification to the Department of Education, its existing certification to participate in the Title IV programs continues on a month-to-month provisional basis until the Department of Education issues a decision on the application for recertification. There can be no assurance that the Department of Education will recertify us after our current period of certification or that it would not impose restrictions in connection with any such recertification.

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

On July 21, 2017, we entered into an agreement to acquire substantially all of the assets of Henley-Putnam University ("HPU"), a for profit, postsecondary educational institution that offers 100% online programs focused in the field of strategic security. The transaction, which closed on March 21, 2018, did not contemplate the continued operation of HPU as a stand-alone postsecondary institution following the closing of the transaction. Rather, upon the closing of the transaction, HPU’s educational programs became part of NAU’s degree and certificate program offerings. Subsequent to the transaction closing date, we were granted approval from the Department of Education in order to disburse Title IV program funds to students in the acquired programs.

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

A change in control also could occur as a result of future transactions in which we are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. In addition, Department of Education regulations provide that a change in control occurs for a publicly traded corporation if either: (a) there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change in control, or (b) the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. These standards are subject to interpretation by the Department of Education. A significant purchase or disposition of our voting stock in the future, including a disposition of our voting stock by Robert Buckingham’s partnership or living trust, could be determined by the Department of Education to be a change in control under this standard. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of stock. In addition, the adverse regulatory effect of a change in control also could discourage bids for our common stock and could have an adverse effect on the market price of our common stock.

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

For our fiscal year ended May 31, 2019, we derived approximately 78.2% of our revenues (calculated on a cash basis) from federal student financial aid programs, known as Title IV programs, administered by the United States Department of Education, or the Department of Education. A significant percentage of our students rely on the availability of Title IV program funds to finance their cost of attending NAU. To participate in Title IV programs, a postsecondary institution must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, NAU’s operations and programs are regulated by other state education agencies and additional accrediting commissions. We are subject to extensive regulation by the education agencies of multiple states, the HLC, which is our institutional accrediting commission, various specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs and change our ownership structure.

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

On October 15, 2018, the Department of Education announced that it would establish a new negotiated rulemaking committee to develop proposed regulations relating to, among other things, accreditation, state authorization, distance education programs and educational innovation, TEACH grants, and participation in the Title IV programs by faith-based educational entities. The negotiated rulemaking committee and three related subcommittees have held meetings in January, February, March and April of 2019. On June 12, 2019, the Department of Education published in the Federal Register proposed regulations (the “2018 State Authorization Proposed Rule”) to revise the 2016 State Authorization Final Rule. The 2018 State Authorization Proposed Rule, if adopted as a final regulation, would continue to recognize authorization through participation in a state authorization reciprocity agreement, but would revise the requirement for state authorization to be based on the location of a student rather than whether or not a student legally resides in a state. The 2018 State Authorization Proposed Rule also would revise requirements for institutional notifications to students concerning the eligibility of graduates for professional licensure in their states. We cannot predict with certainty the impact that such regulations might have on our business if finalized in their current form.

We cannot predict with certainty when or whether the Department of Education will propose or finalize regulations on other topics that may impact us, or the impact of any regulations resulting from the Department of Education’s current or future rulemaking activities. In addition, Congress may promulgate legislation, and the executive branch may issue executive orders which would impact us. Any such actions could reduce our enrollments, increase our cost of doing business, and have a material effect on our business. In addition, any regulations that reduce or eliminate our students’ access to Title IV program funds, that require us to change or eliminate programs or that increase our costs of compliance could have an adverse effect on our business.

The recently increased focus by Congress on the for-profit education sector could result in legislation or further Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that could materially affect our business.

Recently, Congress has placed increased focus on the role that for-profit educational institutions play in higher education, which is described further in “Item 1 – Business – Regulatory Matters – Changes in Department of Education Regulations.” Various House and Senate members and committees have scrutinized aspects of the education industry, including student debt, student recruiting, student outcomes and accreditation matters. During the current Congress, both the House Education and Labor Committee and the House Oversight and Reform Committee have conducted hearings regarding Department of Education regulatory oversight activities, particularly with respect to proprietary institutions. There has also been an increased focus on the provision of educational benefits for military personnel and veterans.

We cannot predict whether, or the extent to which, these hearings, reports or reviews will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially affected. Any actions that change the requirements for our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business.

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

Our expansion plans include offering new educational programs. If we are unable to obtain the necessary approvals for new programs, operations or acquisitions from the Department of Education, the HLC or any applicable state educational licensing agency or accrediting commission, or if we are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and provide Title IV program funds to any affected students would be impaired, which could have a material effect on our expansion plans and growth. If we were to determine erroneously that any such action did not need approval or that we had obtained all required approvals, including all required approvals for each of our current programs and locations, we could be liable for repayment of Title IV program funds provided to students in that program or at that location.

If the Department of Education does not recertify us to continue participating in Title IV programs, our students would lose their access to Title IV program funds, or we could be recertified but required to accept significant limitations as a condition of our continued participation in Title IV programs.

The Department of Education certification to participate in Title IV programs lasts a maximum of six years, and institutions are required to seek recertification from the Department of Education on a regular basis to continue their participation in Title IV programs. An institution must also apply for recertification by the Department of Education if it undergoes a change in control, as defined by Department of Education regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Generally, the recertification process includes a review by the Department of Education of the institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The Department of Education could limit, suspend or terminate an institution’s participation in Title IV programs for violations of the Higher Education Act or Title IV regulations. Our most recent certification to participate in the Title IV programs, which was not provisional, was effective from June 2013 through March 31, 2019. Because NAU timely submitted an application for recertification to the Department of Education, its existing certification to participate in the Title IV programs continues on a month-to-month provisional basis until the Department of Education issues a decision on the application for recertification.

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

An institution must be accredited by a postsecondary accrediting commission recognized by the Department of Education to participate in Title IV programs. We have been granted institutional accreditation by the HLC, which is a regional accrediting agency recognized by the Department of Education. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Our accreditation by the HLC was most recently affirmed in January 2015; however, on May 23, 2019, HLC assigned its Financial Distress designation to NAU based on statements regarding our financial condition made by us in an April 2019 filing with the Securities and Exchange Commission. HLC most recently conducted a site visit at NAU on June 27-28, 2019. On July 19, 2019, HLC informed NAU that the visiting team concluded that NAU is in compliance with the HLC Criteria for Accreditation and Assumed Practices that were the focus of the visit, including criteria related to institutional finances, integrity, academic and student support resources, and faculty; therefore, HLC removed its Financial Distress designation from NAU as of that date. HLC also required NAU to submit an interim report regarding its financial resources on or before December 31, 2019. A mid-cycle comprehensive evaluation visit by HLC is scheduled to occur in May 2020.

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

As of May 31, 2019, in addition to its central administration location in Rapid City, South Dakota, NAU operated five instructional locations across the states of Colorado, Indiana, Kansas, and Texas. NAU also continued to conduct educational programs at Ellsworth Air Force Base, South Dakota, and Kings Bay Naval Base, Georgia. To maintain our state authorizations, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. We may need to apply for additional authorization in these or other states in which we are authorized in order to comply with the Department of Education’s state authorization requirements, and the authorization process could result in unexpected delays or other setbacks that could jeopardize our Title IV eligibility. If we fail to satisfy any of these standards, we could lose our authorization from the applicable state educational agency to offer educational programs and could be forced to cease operations in such state. Such a loss of authorization would also cause our physical campus in the state to lose eligibility to participate in Title IV programs. Some states may also prescribe financial regulations that are different from those of the Department of Education and many require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. If we lose state licensure in a state in which we have a physical location, we would also lose Title IV eligibility in that state. Any such event could have a material effect on our business, financial condition and results of operations.

On December 19, 2016, the Department of Education published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions (the “2016 State Authorization Final Rule”). Among other provisions, the 2016 State Authorization Final Rule requires that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which a student resides, if such authorization is required by the state. The 2016 State Authorization Final Rule recognizes authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. The 2016 State Authorization Final Rule also requires that foreign additional locations and branch campuses be authorized by the appropriate foreign government agency and, if at least 50% of a program can be completed at the location/branch, be approved by the institution’s accrediting agency and be reported to the state where the main campus is located. The 2016 State Authorization Final Rule also requires institutions to: document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. The provisions of the 2016 State Authorization Final Rule relating to foreign locations of domestic institutions became effective July 1, 2018. On June 29, 2018, the Department of Education delayed the effective date of the 2016 State Authorization Final Rule in all other respects from July 1, 2018, to July 1, 2020. However, on April 26, 2019, the U.S. District Court for the Northern District of California issued a decision concluding that the above-described delay of the 2016 State Authorization Final Rule was improper, and further ordered that the 2016 State Authorization Rule would become effective on May 26, 2019. On July 23, 2019, the Department of Education released regulatory guidance to postsecondary institutions confirming that the 2016 State Authorization Final Rule became effective on May 26, 2019.

On June 12, 2019, the Department of Education published in the Federal Register proposed regulations (the “2018 State Authorization Proposed Rule”) to revise the 2016 State Authorization Final Rule. The 2018 State Authorization Proposed Rule, if adopted as a final regulation, would continue to recognize authorization through participation in a state authorization reciprocity agreement, but would revise the requirement for state authorization to be based on the location of a student rather than whether or not a student legally resides in a state. The 2018 State Authorization Proposed Rule also would revise requirements for institutional notifications to students concerning the eligibility of graduates for professional licensure in their states, and is further described in “Item 1 – Business – Regulation of Federal Financial Aid Programs – State Authorization.” We cannot predict with certainty the impact that such regulations might have on our business if finalized in their current form.

Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practice or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have either obtained approvals or exemptions, or are currently in the process of obtaining such approvals or exemptions, that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because we enroll students in online programs in all 50 states and the District of Columbia, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. In recent years several states have voluntarily entered into SARA that establish standards for interstate offering of postsecondary distance education courses and programs. If an institution’s home state participates in SARA and authorizes the institution to provide distance education in accordance with SARA standards, then the institution need not obtain additional authorizations for distance education from any other SARA member state. The SARA participation requirements and process are administered by the four regional higher education compacts in the United States (the Midwestern Higher Education Compact, the New England Board of Higher Education, the Southern Regional Education Board and the Western Interstate Commission for Higher Education) and are overseen by the National Council for State Authorization Reciprocity Agreements. NAU is approved to participate in SARA, through the SARA Coordinator of the South Dakota Board of Regents as a state portal agency with its recent full approval effective from April 20, 2018 through April 19, 2019. On April 1, 2019, SDBOR informed NAU that, based on our most recent financial responsibility composite score as determined by the Department of Education and a review by SDBOR of additional financial information provided by us, SDBOR extended NAU’s participation in SARA on a provisional basis effective April 1, 2019 through March 31, 2020. In connection with that provisional status, we must submit quarterly reports to SDBOR, including any updates to, and specifically noting deviations from, the financial information previously provided to SDBOR. The April 1, 2019 letter from SDBOR also informed NAU of the conditions under which its provisional participation in SARA may be extended beyond March 31, 2020. If NAU is unable to satisfy the conditions set forth in the April 1, 2019 letter for extension of its SARA participation beyond March 31, 2020, we may be required to obtain state licensure or authorization in states beyond those where we operate physical facilities.

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

Other events would will require a recalculation of an institution’s composite score of financial responsibility, including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner’s equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated entity group on whose basis the composite score was calculated. The 2016 Borrower Defense Final Rule also sets forth events that are discretionary triggers for letters of credit, meaning that if any of them occur, the Department of Education may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The 2016 Borrower Defense Final Rule provides that if an institution fails to meet the composite score requirement for longer than three years under provisional certification, the Department of Education may mandate additional financial protection from the institution or any party with “substantial control” over the institution. Such parties with “substantial control” must agree to jointly and severally guarantee the Title IV program liabilities of the institution at the end of the three-year provisional certification period. Under current regulations, a party may be deemed to have “substantial control” over an institution if, among other factors, the party directly or indirectly holds an ownership interest of 25% or more of an institution, or is a member of the board of directors, a general partner, the chief executive officer or other executive officer of the institution.

On June 15, 2017, the Department of Education announced an indefinite delay to its implementation of the 2016 Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. On August 30, 2017, the Department of Education published a Federal Register notice requesting nominations for individuals to serve on this negotiated rulemaking committee, and on October 24, 2017, the Department of Education promulgated an interim final rule under which the effective date of most substantive provisions of the 2016 Borrower Defense Final Rule were delayed until July 1, 2019. The negotiated rulemaking committee sessions occurred in November 2017, January 2018, and February 2018, during which the Department of Education and negotiators failed to reach consensus on a revised regulation. Additionally, on July 6, 2017, the attorney general of 18 states and the District of Columbia filed suit against the Department of Education claiming that its delay of the 2016 Borrower Defense Final Rule violated applicable law, including the Administrative Procedure Act. On September 12, 2018, the U.S. District Court for the District of Columbia issued a decision concluding that the above-described delay of the 2016 Borrower Defense Final Rule was improper. In a series of opinions and orders on September 17 and October 12, 2018, the Court reinstated the 2016 Borrower Defense Final Rule and it is now in effect. As described above, under the 2016 Borrower Defense Final Rule, certain events would automatically trigger the need for a school to obtain a letter of credit, including for publicly traded institutions, if the Securities and Exchange Commission warns the school that it may suspend trading on the school’s stock, the school failed to timely file a required annual or quarterly report with the Securities and Exchange Commission, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. On September 28, 2018, the Company received written notice from Nasdaq that the closing bid price for its common stock was not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq. On December 26, 2018, the Company also received a written deficiency notice from Nasdaq indicating that the Company no longer meets the requirement to maintain a minimum market value of publicly held shares. On December 31, 2018, the Company notified Nasdaq of its intention to voluntarily delist from Nasdaq and to transfer the listing of its common stock to the OTCQB Market, a centralized electronic quotation service for over-the-counter securities.

On March 8, 2019, NAU received a letter from the Department of Education which noted several financial matters described in the footnotes to our audited financial statements for the fiscal year ended May 31, 2018 and our Form 10-Q filed with the Securities and Exchange Commission on January 22, 2019, and the Company’s delisting from Nasdaq and transfer of shares to the OTCQB, and determined that NAU did not meet its financial responsibility standards for institutions that participate in Title IV programs. As a result, the Department of Education’s letter of March 8, 2019 imposed additional reporting requirements on NAU with respect to its financial condition including bi-weekly cash balance submissions and monthly submissions of actual and projected cash flow statements, and notification requirements regarding certain enumerated events should they occur in the future; required NAU to process Title IV program funds under the Heightened Cash Monitoring Type 1 method of payment; and informed NAU that it could continue to participate in Title IV programs by either (1) posting a letter of credit to the Department of Education in the amount of $36,653, representing 50% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, or (2) posting a letter of credit to the Department of Education in the amount of $10,996, representing 15% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, accompanied by the provisional form of certification to participate in the Title IV programs. On March 22, 2019, we submitted a request to the Department of Education for reconsideration of its imposition of the letter of credit, as well as the amount and timing for any required letter of credit. In response to our request, the Department of Education provided two additional options for a letter of credit accompanied by provisional certification: (1) posting of an irrevocable letter of credit in the amount of $7,331, representing 10% of Title IV program funds for its fiscal year ended May 31, 2018, or (2) placement on the Heightened Cash Monitoring Type 2 payment method, with a percentage of each payment withheld until an account equal to the required letter of credit amount can be funded. On April 30, 2019, the Company responded to the Department’s letter and selected the posting of an irrevocable letter of credit in the amount of $7,331 for the benefit of the Department. The letter of credit was issued on May 10, 2019.

On July 31, 2018, the Department of Education published in the Federal Register a proposed rule (the “2018 Borrower Defense Proposed Rule”) which would replace most substantive provisions of the 2016 Borrower Defense Final Rule. The 2018 Borrower Defense Proposed Rule would establish a federal standard for individual borrowers to raise as a defense to repaying loans disbursed on or after July 1, 2020, at the earliest. This proposed regulation would permit borrowers to challenge repayment of loans based on misrepresentation, defined to include acts or omissions by an institution which are false, misleading or deceptive, and which are made with knowledge of their falsity, deception, or misleading nature, or with reckless disregard for the truth. The 2018 Borrower Defense Proposed Rule seeks comment as to whether such a defense may be raised affirmatively or may only arise defensively, out of a collection action. The proposed regulation also would establish a five-year window following a final decision on borrower defense for the Department of Education to seek recoupment from an institution. The 2018 Borrower Defense Proposed Rule would permit schools to use class action waivers and pre-dispute arbitration agreements, but would require schools to provide additional disclosures and borrower counseling when including such provisions in enrollment agreements. The 2018 Borrower Defense Proposed rule also sets forth automatic and discretionary triggers under which the Department of Education may require the school to provide a letter of credit, cash, or other form of surety, or may agree to provide surety through an offset of future Title IV funds for a six-to-twelve-month period. For example, certain events would automatically trigger the need for a school to obtain a letter of credit or other surety, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would require a recalculation of an institution’s composite score of financial responsibility including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner’s equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated group on whose basis the composite score was calculated; or for any institution, the incursion of a borrower defense liability which reduces the institution’s composite score to under 1.0. The 2018 Borrower Defense Proposed Rule also sets forth events that are discretionary triggers for letters of credit or other forms of surety, meaning that if any of them occur, the Department of Education may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The 2018 Borrower Defense Proposed Rule also includes provisions regarding the treatment of operating leases in the financial responsibility composite score methodology, would more specifically define and require disclosures concerning the composite score’s inclusion of debt obtained for long-term purposes, and would revise limited aspects of the composite score formula to account for changes in accounting terminology. We cannot predict when the Department of Education will publish a final rule, the extent to which that final rule may differ from the 2018 Borrower Defense Proposed Rule, its differences from the previously promulgated 2016 Borrower Defense Final Rule, or the impact that any such revised rule might have on our business. Any regulation that increases potential borrower defense liabilities or affects the Department of Education’s assessment of our institutional capability could have a material effect on our business, financial condition and results of operations.

If we do not meet specific financial responsibility standards established by the Department of Education, we may be required to post an additional letter of credit or accept other limitations to continue participating in Title IV programs, or we could lose our eligibility to participate in Title IV programs.

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

As described in more detail under “Item 1 – Business - Regulatory Matters — Regulation of Federal Student Aid Programs — Financial Responsibility,” the Department of Education annually assesses our financial responsibility through a composite score determination. Our audited financial statements for the fiscal year ended May 31, 2019, indicated our most recent composite score is 1.1. This score is subject to a final determination by the Department of Education once it receives and reviews our consolidated audited financial statements for the 2019 fiscal year. We believe it is likely that the Department of Education will determine that our institutions are “in the zone” and that we will be required to continue operating under the requirements imposed by the March 8, 2019 letter, including the letter of credit issued to the Department of Education on May 10, 2019, as well as any other requirements that the Department of Education might impose in its discretion. If we are unable to meet the minimum composite score or to comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then our students could lose their access to Title IV program funding.

On November 1, 2016, as part of the 2016 Borrower Defense Final Rule, the Department of Education adopted final regulations that revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. On June 15, 2017, the Department of Education announced an indefinite delay to its implementation of the 2016 Borrower Defense Final Rule, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule. Additionally, on July 6, 2017, the attorney general of 18 states and the District of Columbia filed suit against the Department of Education claiming that its delay of the 2016 Borrower Defense Final Rule violated applicable law, including the Administrative Procedure Act. On September 12, 2018, the U.S. District Court for the District of Columbia issued a decision concluding that the above-described delay of the 2016 Borrower Defense Final Rule was improper. In a series of opinions and orders on September 17 and October 12, 2018, the Court reinstated the 2016 Borrower Defense Final Rule and it is now in effect. Under the 2016 Borrower Defense Final Rule, certain events would automatically trigger the need for a school to obtain a letter of credit, including for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school’s stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted.

On September 28, 2018, the Company received written notice from Nasdaq that the closing bid price for its common stock was not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq. On December 26, 2018, the Company also received a written deficiency notice from Nasdaq indicating that the Company no longer meets the requirement to maintain a minimum market value of publicly held shares. On December 31, 2018, the Company notified Nasdaq of its intention to voluntarily delist from Nasdaq and to transfer the listing of its common stock to the OTCQB Market, a centralized electronic quotation service for over-the-counter securities. On March 8, 2019, NAU received a letter from the Department of Education which noted several financial matters described in the footnotes to our audited financial statements for the fiscal year ended May 31, 2018 and our Form 10-Q filed with the Securities and Exchange Commission on January 22, 2019, and the Company’s delisting from Nasdaq and transfer of shares to the OTCQB, and determined that NAU did not meet its financial responsibility standards for institutions that participate in Title IV programs. As a result, the Department of Education’s letter of March 8, 2019 imposed additional reporting requirements on NAU with respect to its financial condition including bi-weekly cash balance submissions and monthly submissions of actual and projected cash flow statements, and notification requirements regarding certain enumerated events should they occur in the future; required NAU to process Title IV program funds under the Heightened Cash Monitoring Type 1 method of payment; and informed NAU that it could continue to participate in Title IV programs by either (1) posting a letter of credit to the Department of Education in the amount of $36,653, representing 50% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, or (2) posting a letter of credit to the Department of Education in(2) posting a letter of credit to the in the amount of $10,996, representing 15% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, accompanied by the provisional form of certification to participate in the Title IV programs. On March 22, 2019, we submitted a request to the Department of Education for reconsideration of its imposition of the letter of credit, as well as the amount and timing for any required letter of credit. In response to our request, the Department of Education provided two additional options for a letter of credit accompanied by provisional certification: (1) posting of an irrevocable letter of credit in the amount of $7,331, representing 10% of Title IV program funds for its fiscal year ended May 31, 2018, or (2) placement on the Heightened Cash Monitoring Type 2 payment method, with a percentage of each payment withheld until an account equal to the required letter of credit amount can be funded. On April 30, 2019, the Company responded to the Department’s letter and selected the posting of an irrevocable letter of credit in the amount of $7,331 for the benefit of the Department. The letter of credit was issued on May 10, 2019. Any regulations that require NAU to post letters of credit or to accept other limitations to continue participating in the Title IV programs could materially affect our business, financial condition and results of operations.

We may lose our eligibility to participate in the federal student financial aid programs if the percentage of our revenues derived from Title IV programs is too high.

A provision of the Higher Education Act commonly referred to as the 90/10 Rule, as amended in August 2008, provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. An institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the Department of Education. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the Department of Education may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. Under regulations that were published by the Department of Education in October 2009, a proprietary institution must disclose in a footnote to its annual audited financial statements its 90/10 calculation and the amounts of the federal and non-federal revenues, by source, included in its 90/10 calculation. The certified public accountant that prepares the institution’s audited financial statements is required to review that information and test the institution’s calculation. For our 2019 and 2018 fiscal years, we derived approximately 78.2% and 82.1%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. If we violate the 90/10 Rule and continue to disburse Title IV program funds to students after the effective date of our loss of eligibility to participate in Title IV programs, we would be required to return those funds to the Department of Education. We are exploring the feasibility of various potential measures that would be intended to reduce the percentage of NAU’s cash basis revenue attributable under the 90/10 Rule to Title IV Program funds. If we were to violate the 90/10 Rule, we would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% Title IV program funds threshold and would be unable to regain eligibility for two fiscal years thereafter.

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

The Department of Education generally publishes draft cohort default rates in February of each year for the prepayment period that ended the prior September. Draft cohort default rates do not result in sanctions, are subject to subsequent data corrections and appeals by an institution, and can change between their issuance to institutions and the Department of Education’s release of official cohort default rates, which are typically issued annually in September. Our official cohort default rates for federal fiscal years 2015 and 2014 are 23.7% and 24.1%, respectively. The draft cohort rate for federal fiscal year 2016 is 20.1%. Any increase in interest rates or reliance on “self-pay” students, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in Title IV programs, which would have a material effect on our business, financial condition and results of operations.

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

On August 14, 2018, the Department of Education published in the Federal Register a proposed rule (the “Gainful Employment Proposed Rule”) following a negotiated rulemaking process that occurred from December 2017 through March 2018 and that failed to achieve consensus. On July 1, 2019, following a public comment period on the Gainful Employment Proposed Rule, the Department of Education published final regulations (the “Gainful Employment Final Rule”) rescinding the current gainful employment regulations applicable to all of our educational programs. Among other things, the Gainful Employment Final Rule removes from the Department of Education’s regulations the debt-to-earnings metric calculations for our programs, and sanctions and alternate earnings appeals related to those calculations, and related reporting, disclosure, and certification requirements. Although the Gainful Employment Final Rule is not effective until July 1, 2020, the Department of Education announced on June 28, 2019 that it was exercising its discretion under the Higher Education Act to permit postsecondary institutions to implement the Gainful Employment Final Rule as early as July 1, 2019; however, institutions that do not early implement the Gainful Employment Final Rule are expected to maintain compliance with the current gainful employment regulations until July 1, 2020. NAU has taken the steps described by the Department of Education’s announcement of June 28, 2019 to implement the Gainful Employment Final Rule as of July 1, 2019.

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

Institutions of higher education are susceptible to an increased risk of fraudulent activity by outside parties with respect to student enrollment and student financial aid programs. The Department of Education’s regulations require institutions that participate in Title IV programs to refer to the Office of Inspector General credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. We cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, may be heightened due to our offering various educational programs via distance education. Any significant failure by NAU to adequately detect fraudulent activity related to student enrollment and financial aid could result in loss of accreditation, which would result in the institution losing eligibility for Title IV programs, or in direct action by the Department of Education to limit or terminate NAU’s Title IV program participation. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

If our students experience a loss or reduction of state financial aid, we could be materially affected.

Some of our students rely on state financial aid to fund a portion of their education. Many states in which we operate have faced budget constraints, which have caused or may cause them to reduce or eliminate state appropriations, including with respect to the amount of financial assistance provided to postsecondary students, and additional states may reduce or eliminate such appropriations in the future. In addition, state financial aid programs generally are subject to annual appropriation by the state legislatures, which may eliminate or significantly decrease the amount of state financial aid available to students. We cannot predict whether future reductions in state financial aid programs will occur or how long such reductions will persist. For fiscal year ended May 31, 2019, we derived less than 1% of our total revenue from state financial aid programs, although the percentage derived by each of our campus locations may vary on an individual basis. The loss or reduction of state financial aid could decrease our student enrollment and could have a material effect on our business.

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

The Company has experienced a decrease in revenue since 2013 due to enrollment declines at National American University, and this long-term decline in revenue has resulted in increasing net losses and decreases in our liquidity and capital resources. To counter the decrease in net losses, the Company consolidated students at most ground locations into online operations. The reduction of overhead as the result of these campus closures, while maintaining student services, has positively impacted operating cash flow and cash balances relative to the prior fiscal year.

For the year ended May 31, 2019, our cash used in operating activities was $5.5 million. As of May 31, 2019, the Company had $1.3 million of unrestricted cash and cash equivalents, $15.6 million of restricted cash, and negative working capital of $11.0 million. The negative working capital balance included $8.5 million related to a long term note for which restricted cash is available to pay off the debt. This cash position may not be sufficient to fund our forecasted operating and cash requirements without additional financing or other actions by management.

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

For the fiscal years ended May 31, 2019 and 2018, NAU derived cash receipts equal to approximately 78.2% and 82.1%, respectively, of its net revenue from tuition financed under Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not subsidized. If our students’ employment circumstances are adversely affected by regional or national economic downturns, they may be more heavily dependent on student loans. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if interest rates increase or Congress decreases the amount available for Title IV funding, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a material effect on our enrollments and future growth prospects and our business, financial condition and results of operations.

Our reputation and the value of our stock may be negatively affected by the actions of other postsecondary educational institutions.

In recent years, regulatory proceedings and litigation have been commenced against various postsecondary educational institutions relating to, among other things, deceptive trade practices, false claims against the government and non-compliance with Department of Education requirements, state education laws and state consumer protection laws. These proceedings have been brought by students, the Department of Education, the United States Department of Justice, the SEC and state governmental agencies, among others. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the larger for-profit postsecondary education sector as a whole. Adverse media coverage regarding other for-profit education companies or other educational institutions could damage our reputation, result in lower enrollments, revenues and results of operations and have a negative impact on the value of our stock. Such coverage could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting commissions, state legislatures, state attorneys general, state education agencies or other governmental authorities of all educational institutions, including us.

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

Risks Related to Ownership of our Common Stock

Our common stock has been delisted from Nasdaq Global Market and is now traded on OTCQB.

The Company’s common stock was listed as “NAUH” on Nasdaq Global Market through January 17, 2019, at which time the Company voluntarily delisted and transferred its listing to the OTCQB Market. The delisting and transfer resulted from (i) the market value of the Company’s publicly held shares no longer meeting the requirement to maintain a minimum Market Value of Publicly Held Shares of $5,000, as set forth in Nasdaq Listing Rule 5450(b)(1)(C), (ii) a consideration of the probability of the Company regaining compliance, (iii) the common stock’s current trading volume and price, and (iv) the costs of maintaining eligibility to list the Company’s common stock on the Nasdaq Global Market.

Our common stock is now traded on the OTCQB Market and therefore may have less liquidity and may experience more price volatility than on Nasdaq. Stockholders may not be able to sell their shares of common stock on the OTCQB Market in the quantities, at the times, or at the prices that may be available on a more liquid trading market. The delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors or employees.

Our common stock may be deemed to be a “penny stock” and broker-dealers who make a market in our stock may be subject to additional compliance requirements.

If our common stock is deemed to be a “penny stock” as defined in the Securities Exchange Act of 1934, broker-dealers who make a market in our stock will be subject to additional sales practice requirements for selling our common stock to persons other than established customers and accredited investors. For instance, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the penny stock rules, if applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly could affect the ability of stockholders to sell their securities in the public market. These additional procedures may also limit our ability to raise additional capital in the future.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile and may be more volatile now that it trades on the OTCQB Market and not Nasdaq Global Market. The market price for our common stock will be affected by a number of factors, including:

●
Overall market conditions
●
Enrollment trends
●
Cost elimination in the discontinued operations and
●
Liquidity available to achieve the business plan of the Company

Following periods of volatility in the market price of a company’s securities, securities class action litigation often has been initiated against a company. If class action litigation is initiated against us, we may incur substantial costs and our management’s attention may be diverted from our operations, which could significantly harm our business.

Since our securities are currently quoted on the OTCQB Market, our stockholders may face significant restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether our common stock will be registered or exempt from registration under the laws of any state. Since our common stock is currently quoted on the OTCQB, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. Investors should therefore consider the resale market for our common stock to be limited, as they may be unable to resell our common stock without the significant expense of state registration or qualification.

We do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

Although we have paid dividends on our common stock in the past, we do not anticipate paying dividends on our common stock in the foreseeable future. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We lease all of our educational sites and administrative facilities located in Colorado, Indiana, Kansas, South Dakota, and Texas. Our corporate headquarters is located in Rapid City, South Dakota, as set forth under the heading “Educational and Administrative Sites” under Item 1. As of July 31, 2019, we operate in five educational sites, distance learning service centers, and administrative facilities.

We continue to lease facilities at which we no longer teach classes or offer degree programs. As mentioned under Item 1, all ground location students are transitioning to online programs. We continue to teach students in five locations, and we will close these locations in fiscal year 2020, once students complete courses required at those locations.

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
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Market Information

The Company’s common stock was listed as “NAUH” on Nasdaq Global Market through January 17, 2019, at which time the Company voluntarily delisted and transferred its listing to the OTCQB Market. Our common stock is currently traded on the OTCQB Market under the symbol “NAUH”.

The following table sets forth the high and low sales prices of our common stock as quoted on Nasdaq Global Market and OTCQB Market for the periods indicated.  Any OTCQB Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal 2019			Fiscal 2018

	Cash Dividends Declared	High	Low	Cash Dividends Declared	High	Low
First Quarter	$-	$1.19	$0.81	$0.045	$2.77	$1.91
Second Quarter	$-	$1.10	$0.34	$-	$2.32	$1.00
Third Quarter	$-	$0.37	$0.06	$-	$1.70	$1.00
Fourth Quarter	$-	$0.08	$0.04	$-	$1.38	$0.76

Stockholders
As of July 31, 2019, there were approximately 41 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends
During fiscal year 2018, our board of directors declared a dividend only in the first quarter. No dividends were declared during fiscal year 2019. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities
During the period covered by this report, we did not sell any securities which were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.
The following table shows our selected consolidated financial and operating data for each of the fiscal years ended May 31, 2019 and 2018. The selected consolidated statements of financial data for the fiscal years ended May 31, 2019 and 2018 are derived from the Company’s audited consolidated financial statements included in this document and those documents filed in prior years, prepared in accordance with accounting standards generally accepted in the United States. Our historical results are not necessarily indicative of our results for any future period.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

Year Ended May 31,
(dollars in thousands, except per share data)
Income Statement	2019	2018
Total Revenue	$37,265	$30,964
OPERATING EXPENSES:
Cost of educational services	11,208	9,105
Selling, general and administrative	30,258	30,530
Auxiliary expense	1,169	1,238
Cost of condominium sales	507	709
Loss on course development impairment	-	286
Loss on impairment and disposition of property and equipment	1,014	378
Total operating expenses	44,156	42,246
OPERATING LOSS	(6,891)	(11,282)
Total other expense	(1,172)	(842)
Loss from Continuing Operations before Income Taxes	(8,063)	(12,124)
Income tax (expense) benefit	(31)	271
NET LOSS FROM CONTINUING OPERATIONS	(8,094)	(11,853)

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX	(16,951)	(219)
Income tax (expense) benefit from discontinued operations	-	(39)
NET LOSS FROM DISCONTINUED OPERATIONS	(16,951)	(258)

NET LOSS	(25,045)	(12,111)

Net Loss Attributable to Non-Controlling Interest	(48)	(50)
Net Loss Attributable to National American University Holdings, Inc. and subsidiaries	(25,093)	(12,161)

Basic and Diluted net loss attributable to National American University Holdings, Inc.
Continuing Operations	$(0.33)	$(0.49)
Discontinued Operations	$(0.69)	$(0.01)
Net income per share - basic and diluted	$(1.02)	$(0.50)

Basic weighted average shares outstanding	24,421,461	24,239,888
Diluted weighted average shares outstanding	24,421,461	24,239,888

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

The following table provides a reconciliation of net income attributable to the Company to LBITDA (in thousands):

	Year Ended May 31,
	2019	2018
Net loss attributable to the Company	$(25,093)	$(12,161)
Loss attributable to non-controlling interest	48	50
Interest income	(136)	(76)
Interest expense	1,292	846
Income taxes	31	(232)
Depreciation and amortization	3,380	4,642
LBITDA	(20,478)	(6,931)

1
Consists of income attributable to the Company plus income (loss) from non-controlling interest, minus interest income, plus interest expense, plus income taxes, plus depreciation and amortization. We use LBITDA as a measure of operating performance. However, LBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use LBITDA in addition to, and not as an alternative for, income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of LBITDA may not be comparable to similarly titled measures of other companies and is therefore limited as a comparative measure. Furthermore, as an analytical tool, LBITDA has additional limitations, including that (a) it is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments; (b) it does not reflect changes in, or cash requirements for, our working capital needs; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and LBITDA does not reflect any cash requirements for such replacements, or future requirements for capital expenditures or contractual commitments. To compensate for these limitations, we evaluate our profitability by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of cash flows from operations and through the use of other financial measures.

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

Background
National American University, or NAU, is a regionally accredited, for-profit institution of higher learning offering diploma, associates, bachelor’s and master’s degree programs in business-related disciplines, such as accounting, applied management, business administration and information technology; legal-related disciplines, such as paralegal, criminal justice; and in healthcare-related disciplines, such as nursing, medical assisting, surgical technology and healthcare management; and higher education. Courses are offered online via the internet. We expect ground locations and programs to finalize teach out arrangements in fiscal year ending May 31, 2020. As of May 31, 2019, NAU operated five instructional locations across the states of Colorado, Indiana, Kansas, and Texas, in addition to its central administration location in Rapid City, South Dakota. NAU also continued to conduct educational programs at Ellsworth Air Force Base, South Dakota and Kings Bay Naval Base, Georgia.

Key Financial Results Metrics
Revenue. Revenue is derived mostly from NAU’s operations. For fiscal year ended May 31, 2019, approximately 91.4% of our revenue was generated from NAU’s academic revenue, which consists of tuition and fees. The remainder of our revenue comes from NAU’s auxiliary revenue from sources such as NAU’s book sales and the real estate operations’ rental income and condominium sales. Tuition revenue is reported net of adjustments for refunds and scholarships and is recognized on a daily basis over the length of the term. During the second quarter of fiscal year 2018, we began allowing students to take classes in the 2nd or 3rd month within a term rather than waiting to enroll the following term. Upon withdrawal, students generally are refunded tuition based on the uncompleted portion of the term, unless they have already finished 60% or more of the term. Auxiliary revenue is recognized as items are sold and services are performed and is net of any applicable sales tax.

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

We record unearned tuition for academic services to be provided in future periods. Similarly, we record a tuition receivable for the portion of the tuition that has not been paid. Tuition receivable at the end of any calendar quarter largely represents student tuition due for the prior academic quarter. Based upon past experience and judgment, we establish an allowance for doubtful accounts to recognize those receivables we anticipate will not be paid. Any uncollected account more than six months past due on students who have left NAU is charged against the allowance. Bad debt expense as a percentage of academic revenue for the fiscal years ended May 31, 2019 and 2018 was 3.3% and 3.0%, respectively.

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

The following chart is a summary of our student enrollment on May 31, 2019, and May 31, 2018, by degree type and by instructional delivery method.

	May 31, 2019 (Spring 2019 Term)		May 31, 2018 (Spring 2018 Term)
	Number of Students	% of Total	Number of Students	% of Total	YOY Percent Change
Continuing Ed	-	0.0%	59	1.0%	-100.0%
Doctoral	175	5.3%	111	2.0%	57.7%
Graduate	355	10.7%	449	8.0%	-20.9%
Undergraduate & Diploma	2,783	84.0%	5,029	89.0%	-44.7%
Total	3,313	100.0%	5,648	100.0%	-41.3%

On-Campus	553	16.7%	724	12.8%	-23.6%
Online	2,760	83.3%	4,342	76.9%	-36.4%
Hybrid	-	0.0%	582	10.3%	-100.0%
Total	3,313	100.0%	5,648	100.0%	-41.3%

We experienced a 41.3% decline in enrollment in spring term 2019 from spring term 2018. The undergraduate and diploma degree education programs had a 44.7% decline while the master’s programs had a 20.9% decrease. The on-campus, online and hybrid delivery methods saw a 23.6%, 36.4% and 100% decrease, respectively. We believe our investment to expand academic programming and our growth strategies detailed earlier in this document will be critical in growing all segments.

Our ability to maintain or increase enrollment will depend on how economic factors are perceived by our target student market in relation to the advantages of pursuing higher education. If current market conditions continue, we believe that the extent to which we are able to maintain or increase enrollment will be correlated with the effectiveness of the One-Stop student service platform and the delivery of online academic programming.

Expenses. Expenses consist of cost of educational services, selling, general and administrative, auxiliary expenses, the cost of condominium sales, loss on course development impairment, loss on lease termination and acceleration, and the loss on impairment and disposition of property and equipment. Cost of educational services expenses contain expenditures attributable to the educational activity of NAU. This expense category includes salaries and benefits of faculty and academic administrators, costs of educational supplies, faculty reference and support material and related academic costs, and facility costs. Selling, general and administrative expenses include the salaries of the learner services positions (and other expenses related to support of students), salaries and benefits of admissions staff, marketing expenditures, salaries of other support and leadership services (including finance, human resources, compliance and other corporate functions), as well as depreciation and amortization, bad debt expenses and other related costs associated with student support functions. Auxiliary expenses include expenses for the cost of goods sold, including costs associated with books. The cost of condominium sales is the expense related to condominiums that are sold during the reporting period. The loss on disposition of property and equipment expense, loss on courseware impairment and loss on lease acceleration, record the cost incurred or income received in the disposal of assets that are no longer used by us.

Factors affecting comparability
Set forth below are selected factors we believe have had, or which we expect to have, a significant effect on the comparability of our recent or future results of operations:

Transition to Online Programs. The comparability of results depends in large part on the timing of the transition from ground locations to all online programs. The recent transition of students, and the related financial impact, will continue during the fiscal year ending May 31, 2020.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are held and used, impairment exists when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. All impairment charges are recorded within loss on impairment and disposition of property and equipment and as a component of net loss from discontinued operations, in the consolidated financial statements.

Regulation and Oversight
We are subject to extensive regulation by state education agencies, accrediting commissions and federal government agencies, particularly by the Department of Education under the Higher Education Act and the regulations promulgated thereunder by the Department of Education. The regulations, standards and policies of these agencies cover substantially all of our operations. For a more complete description of this regulation and oversight, see “Item – Business – Regulatory Matters.”

Any regulations that reduce or eliminate our students’ access to Title IV program funds, that require us to change or eliminate programs or that increase our costs of compliance could have an adverse effect on our business.

Results of Operations — For the Year Ended May 31, 2019 Compared to the Year Ended May 31, 2018

National American University Holdings, Inc.

The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	2019	2018
TOTAL REVENUE	100%	100%

OPERATING EXPENSES:
Cost of educational services	30.1%	29.4%
Selling, general and administrative	81.2%	98.6%
Auxiliary expense	3.1%	4.0%
Cost of condominium sales	1.4%	2.3%
Loss on course development impairment	0.0%	0.9%
Loss on impairment/disposition of property and equipment	2.7%	1.2%
Total operating expenses	118.5%	136.4%

OPERATING LOSS	-18.5%	-36.4%

OTHER INCOME (EXPENSE):
Interest income	0.4%	0.2%
Interest expense	-3.5%	-2.7%
Other income — net	0.0%	-0.2%
Total other expense	-3.1%	-2.7%

Loss from Continuing Operations before Income Taxes	-21.6%	-39.2%
Income tax (expense) benefit	-0.1%	0.9%

NET LOSS FROM CONTINUING OPERATIONS	-21.7%	-38.3%

Loss from discontinued operations before income tax	-45.5%	-0.7%
Income Tax Benefit from Discontinued Operations	0.0%	-0.1%
Net loss from discontinued operations	-45.5%	-0.8%

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-0.1%	-0.2%

NET LOSS ATTRIBUTABLE TO THE COMPANY	-67.3%	-39.3%

For the year ended May 31, 2019, we generated $37.3 million in revenue, an increase of 20.4% compared to the same period in 2018. This increase was due to the strategic shift, as there were students previously in a ground-based location (discontinued operations) that transferred to online (continuing operations). Our revenue for the year ended May 31, 2019 consisted of $35.0 million from our NAU operations and $2.3 million from our other operations. Total operating expenses were $43.2 million or 115.9% of total revenue for the year ended May 31, 2019, an increase of 4.6% compared to the same period in 2018. Loss before income taxes was $7.1 million or 19.1% of total revenue for the year ended May 31, 2019, an increase of $4 million compared to the same period in 2018. Net loss attributable to the Company was $7.2 million or 19.2% of total revenue for the year ended May 31, 2019, a decrease of $3.8 million compared to the same period in 2018. The additional details regarding these variances are described in greater detail below.

NAU
The following table sets forth statements of operations data as a percentage of total revenue for each of the periods indicated:

	2019	2018
TOTAL REVENUE	100%	100%

OPERATING EXPENSES:
Cost of educational services	32.0%	31.9%
Selling, general and administrative	80.1%	100.3%
Auxiliary expense	3.3%	4.3%
Loss on course development impairment	0.0%	1.0%
Loss on impairment/disposition of property and equipment	2.5%	1.3%
TOTAL OPERATING EXPENSES	117.9%	138.8%
OPERATING LOSS	-17.9%	-38.8%
OTHER INCOME (EXPENSE):
Interest income	0.1%	0.2%
Interest expense	-2.3%	-2.9%
Other income — net	0.0%	-0.3%
Total other expense	-2.2%	-3.0%
Loss from continuing operations before income taxes	-20.1%	-41.8%
Loss from discontinued operations before income taxes	-48.4%	-0.8%
LOSS BEFORE INCOME TAXES	-68.5%	-42.6%

Total revenue. The total revenue for NAU for the year ended May 31, 2019 was $35.0 million, an increase of $6.5 million or 22.7%, as compared to total revenue of $28.6 million for the year ended May 31, 2018. The increase was primarily due to the strategic shift, as there were students previously in a ground-based location (discontinued operations) that transferred to online (continuing operations).

The academic revenue for the year ended May 31, 2019 was $33.2 million, an increase of $6.5 million or 24.5%, as compared to $26.7 million for the year ended May 31, 2018. The increase was primarily due to the strategic shift. The auxiliary revenue was $1.8 million, a decrease of $0.1 million or 3.2%, as compared to $1.9 million for the year ended May 31, 2018. The decrease in auxiliary revenue was primarily driven by many students purchasing books from other on-line alternatives.

Cost of educational services.  The educational services expense increased as a percentage of revenue from 28.6% for the year ended May 31, 2018 to 29.2% for the year ended May 31, 2019. The expense increased $2.1 million primarily due to the shift of costs from the on-ground campuses (discontinued operations) to online (continuing operations).

Selling, general and administrative expenses. Selling, general, and administrative expenses decreased $0.6 million; in addition, the expenses as a percentage of total revenue, decreased from 100.3% for the year ended May 31, 2018 to 80.1% for the year ended May 31, 2019. This decrease is primarily due to cost cutting initiatives to better align with the strategic shift and needs of the Company.

Auxiliary expenses. Auxiliary expenses for the year ended May 31, 2019 were $1.2 million, the same as compared to $1.2 million for the year ended May 31, 2018.

Loss before non-controlling interest and taxes. The loss before non-controlling interest and taxes for the year ended May 31, 2019, was $6.1 million, a reduction in loss of $4.9 million, compared to a $11.0 million loss for the year ended May 31, 2018. The impact is due to factors as explained above. The discontinued operations’ loss before non-controlling interest and taxes for the year ended May 31, 2019, was $17.9 million, an increase in loss of $16.7 million, compared to a $1.2 million loss for the year ended May 31, 2019. This was primarily due to the loss on lease acceleration and asset impairment of $14.3 million. This loss was further increased primarily from paying severances as well as other costs of closing down physical locations.

Liquidity and Capital Resources
For the year ended May 31, 2019, cash used in operating activities was $5.5 million and unrestricted cash and cash equivalents decreased by $4.0 million from May 31, 2018. As of May 31, 2019, the Company had $1.3 million of unrestricted cash and cash equivalents, working capital deficiency of $11.0 million, and a negative total stockholder’s equity of $8.2 million. Considering the Company’s current financial position, there is concern that NAU will not have sufficient cash resources to fund forecasted operating requirements, without additional financing or other actions by management. The planned actions by management that occurred after May 31, 2019, the results of which management believes are probable of occurring and will be sufficient to meet its forecasted liquidity needs for the next twelve months from the issuance of the Company’s financial statements are as follows:
●
The Company sold its real estate holdings in the Park West holdings to a related party for a proceed, net of taxes and fees, of $2.1 million.
●
The Company estimated a decrease of approximately $5.2 million in annual payroll and operating expenses by eliminating contracts or renegotiating contract rate reductions with third-party vendors, by eliminating positions throughout the organization, reducing its payroll rate, and implementing mandatory employee furlough.
●
The Company decided to divest one aircraft, a non-revenue producing asset, to support its liquidity needs. The estimated proceeds from the aircraft sale is approximately $750 thousand.

During the year ended May 31, 2019, the Company continued to implement an operational plan that focuses on online academic programs and expanding its programming and services related to strategic security, counter-terrorism, and intelligence for the public and private sectors. In alignment with this new operational change, NAU had suspended new student enrollment in 34 of its 128 programs effective November 2018, and as previously mentioned, is in the process of closing its remaining physical ground-based locations. As of May 31, 2019, five ground-based locations remained that were being used to instruct students. The Company expects a significant decrease in expenses with a lesser impact on revenue in the long run.

Operating Activities. Net cash used in operating activities was $5.5 million for the year ended May 31, 2019 compared to net cash used in operating activities of $3.8 million for the year ended May 31, 2018. This increase in cash used was primarily due to an increase in the net loss, largely the result of decreased enrollment.

Investing Activities. Net cash used in investing activities was $6.6 million for the year ended May 31, 2019, and $8.3 million for the year ended May 31, 2018. The decrease in the cash used in investing activities was due to primarily due to low capital expenditures, with total purchases of property and equipment totaling $0.8 million and $1.8 million, in fiscal years 2019 and 2018, respectively. In addition, there was an increase in proceeds from sale of property and equipment to $0.6 million in 2019 compared to $0.03 million in 2018.

Financing Activities. Net cash provided by financing activities was $8.1 million for the year ended May 31, 2019 as compared to net cash provided by financing activities of $5.5 million for the year ended May 31, 2018. The increase in funds provided was the result of the $8.5 million long-term debt in 2019 partially offset by the $2.2 million dividends paid in 2018. Dividends paid were reduced from one quarterly dividend paid in fiscal year 2018, to no dividends paid in fiscal year 2019.

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

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). When used in this Form 10-K and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements, words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include the various factors set forth in “Item 1A – Risk Factors” of this Annual Report on Form 10-K and in our other SEC filings.

Item 7A. Quantitative and Qualitative Disclosure About Risk.
Market risk. We have no derivative financial instruments or derivative commodity instruments. Cash in excess of current operating requirements is invested in short-term certificates of deposit and money market instruments.

Interest rate risk. Interest rate risk is managed by investing excess funds in cash equivalents and marketable securities bearing variable interest rates tied to various market indices. As such, future investment income may fall short of expectations due to changes in interest rates or losses in principal may occur if securities are forced to be sold which have declined in market value due to changes in interest rates. At May 31, 2019, a 10% increase or decrease in interest rates would not have a material impact on future earnings, fair values or cash flows.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

National American University Holdings, Inc. and Subsidiaries

Page
Consolidated Annual Financial Statements:
Report of Independent Registered Public Accounting Firm	63
Consolidated Balance Sheets as of May 31, 2019 and 2018	64
Consolidated Statements of Operations and Comprehensive Loss for the years ended May 31, 2019 and 2018	65
Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2019 and 2018	66
Consolidated Statements of Cash Flows for the years ended May 31, 2019 and 2018	67
Notes to Consolidated Financial Statements	68
Financial Statement Schedules All schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
National American University Holdings, Inc. and subsidiaries:
Rapid City, South Dakota

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National American University Holdings, Inc. and subsidiaries (the “Company”) as of May 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Minneapolis, MN
September 18, 2019

We have served as the Company’s auditor since 2009.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2019 AND 2018
(In thousands, except share and per share amounts)

ASSETS	May 31, 2019	May 31, 2018
CURRENT ASSETS:
Cash and cash equivalents	$1,335	$5,324
Student receivables — net of allowance of $251 and $301 at May 31, 2019
and May 31, 2018, respectively	615	1,402
Other receivables	132	563
Income taxes receivable	6	105
Prepaid and other current assets	750	1,234
Current assets of discontinued operations	254	1,809
Total current assets	3,092	10,437
Total property and equipment - net	15,876	18,813
Total property and equipment - net of discontinued operations	-	6,415
OTHER ASSETS:
Restricted certificates of deposit	15,625	9,250
Condominium inventory	-	512
Land held for future development	414	414
Course development — net of accumulated amortization of $2,338 and $2,227 at
May 31, 2019 and May 31, 2018, respectively	1,332	1,715
Goodwill	363	363
Other intangibles — net of accumulated amortization of $64 and $22 at May 31,
2019 and May 31, 2018, respectively	165	207
Other	1,109	375
Other assets of discontinued operations	69	306
Total other assets	19,077	13,142
TOTAL	$38,045	$48,807
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease payable	$432	$380
Current portion of long-term debt	800	800
Accounts payable	2,763	1,496
Income taxes payable	31	70
Deferred income	2,798	2,026
Accrued and other liabilities	1,876	2,522
Current liabilities of discontinued operations	5,386	3,795
Total current liabilities	14,086	11,089
OTHER LONG-TERM LIABILITIES	131	505
CAPITAL LEASE PAYABLE, NET OF CURRENT PORTION	10,425	10,857
LONG-TERM DEBT, NET OF CURRENT PORTION	15,700	7,200
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	5,861	2,183
COMMITMENTS AND CONTINGENCIES (Note 17 )
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value (50,000,000 authorized; 29,053,894 issued and
24,650,083 outstanding as of May 31, 2019; 28,685,195 issued and 24,344,122
outstanding as of May 31, 2018)	3	3
Additional paid-in capital	59,476	59,305
Accumulated deficit	(45,209)	(19,873)
Treasury stock, at cost (4,432,160 shares at May 31, 2019, and 4,341,073
shares at May 31, 2018)	(22,510)	(22,496)
Total National American University Holdings, Inc. stockholders' equity	(8,240)	16,939
Non-controlling interest	82	34
Total stockholders' equity	(8,158)	16,973
TOTAL	$38,045	$48,807

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED MAY 31, 2019 and 2018
(In thousands, except share and per share amounts)

	2019	2018
	Amount	Amount
REVENUE:
Academic revenue	$33,232	$26,692
Auxiliary revenue	1,798	1,858
Rental income — apartments	1,386	1,404
Condominium sales	646	817
Other real estate income	203	193

Total revenue	37,265	30,964

OPERATING EXPENSES:
Cost of educational services	11,208	9,105
Selling, general and administrative	30,258	30,530
Auxiliary expense	1,169	1,238
Cost of condominium sales	507	709
Loss on course development impairment	-	286
Loss on impairment and disposition of property and equipment	1,014	378

Total operating expenses	44,156	42,246

OPERATING LOSS	(6,891)	(11,282)

OTHER INCOME (EXPENSE):
Interest income	136	76
Interest expense	(1,291)	(846)
Other expense - net	(17)	(72)

Total other expense	(1,172)	(842)

Loss from Continuing Operations before Income Taxes	(8,063)	(12,124)

Income Tax (Expense) Benefit	(31)	271

NET LOSS FROM CONTINUING OPERATIONS	(8,094)	(11,853)

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX	(16,951)	(219)
Income Tax (Expense) Benefit from Discontinued Operations	-	(39)
NET LOSS FROM DISCONTINUED OPERATIONS	(16,951)	(258)

NET LOSS	(25,045)	(12,111)

Net Income Attributable to Non-Controlling Interest	(48)	(50)

NET LOSS ATTRIBUTABLE TO NATIONAL AMERICAN
UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES	(25,093)	(12,161)

OTHER COMPREHENSIVE GAIN, NET OF TAX
Unrealized losses on investments, net of tax benefit	-	4

COMPREHENSIVE LOSS ATTRIBUTABLE TO
NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC.	$(25,093)	$(12,157)

Basic net loss attributable to National American University Holdings, Inc.
Continuing Operations	$(0.33)	$(0.49)
Discontinued Operations	$(0.69)	$(0.01)
Net income per share - basic	$(1.02)	$(0.50)
Diluted net loss attributable to National American University Holdings, Inc.
Continuing Operations	$(0.33)	$(0.49)
Discontinued Operations	$(0.69)	$(0.01)
Net income per share - diluted	$(1.02)	$(0.50)

Basic weighted average shares outstanding	24,421,461	24,239,888
Diluted weighted average shares outstanding	24,421,461	24,239,888

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2019 and 2018
(In thousands, except share and per share amounts)

					Accumulated
		Additional	Retained		other		Total
	Common	paid-in	earnings	Treasury	comprehensive	Non-controlling	stockholders'
	stock	capital	(deficit)	stock	loss	interest	equity

Balance - May 31, 2017	$3	$59,060	$(6,622)	$(22,481)	$(4)	$(16)	$29,940

Purchase of 8,029 shares common
stock for the treasury	-	-	-	(15)	-	-	(15)
Share based compensation expense	-	245	-	-	-	-	245
Dividends declared ($0.045 per share)	-	-	(1,090)	-	-	-	(1,090)
Net (loss) income	-	-	(12,161)	-	-	50	(12,111)
Other comprehensive income, net of tax	-	-	-	-	4	-	4
Balance - May 31, 2018	$3	$59,305	$(19,873)	$(22,496)	$-	$34	$16,973

Impact of adoption of new accounting
standard	-	-	(243)	-	-	-	(243)
Purchase of 91,087 shares common
stock for the treasury		-		(14)			(14)
Share based compensation expense	-	171	-	-	-	-	171
Net (loss) income	-	-	(25,093)	-	-	48	(25,045)
Balance - May 31, 2019	$3	$59,476	$(45,209)	$(22,510)	$-	$82	$(8,158)

The accompanying notes are an integral part of these consolidated financial statements

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED MAY 31, 2019 and 2018
(In thousands)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from Continuing Operations	$(8,094)	$(11,853)
Net loss from Discontinued Operations	$(16,951)	$(258)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,580	2,671
Loss on course development impairment	-	286
Loss on impairment and disposition of property	1,014	378
Realized loss on sale of available for sale investments	-	16
Provision for uncollectable tuition	494	592
Noncash compensation expense	171	245
Deferred income taxes	-	(194)
Changes in assets and liabilities:
Student and other receivables	438	(1,716)
Prepaid and other current assets	484	(490)
Condominium inventory	512	713
Other assets	(554)	451
Income taxes receivable/payable	60	2,153
Accounts payable	1,267	502
Deferred income	529	783
Accrued and other liabilities	(876)	518
Other long-term liabilities	(374)	(190)
Discontinued Adjustments used in operating activities	13,849	1,597

Net cash flows used in operating activities	(5,451)	(3,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	-	(1,747)
Proceeds from sale of available for sale investments	-	4,668
Net cash paid for acquisition	-	(1,269)
Purchases of restricted certificates of deposit	(7,475)	(8,000)
Proceeds from the release of restricted certificates of deposit	1,100	-
Purchases of property and equipment	(795)	-
Proceeds from sale of property and equipment	524	570
Other	(40)	(237)
Discontinued Adjustments used in investing activities	42	(2,309)

Net cash flows used in investing activities	(6,644)	(8,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease payable	(380)	(331)
Borrowings of long-term debt	8,500	8,000
Purchase of treasury stock	(14)	(15)
Dividends paid	-	(2,184)

Net cash flows provided by financing activities	8,106	5,470

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,989)	(6,650)

CASH AND CASH EQUIVALENTS — Beginning of year	5,324	11,974

CASH AND CASH EQUIVALENTS — End of period	$1,335	$5,324
BALANCE SHEET RECONCILIATION - CASH AND CASH EQUIVALENTS	$1,335	$5,324
RESTRICTED CASH	$15,625	$9,250
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$16,960	$14,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW/ NON-CASH INFORMATION
Cash paid for income taxes	$(29)	$(2,192)
Cash paid for interest	$1,293	$835

NATIONAL AMERICAN UNIVERSITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED MAY 31, 2019 AND 2018
(In thousands, except share and per share amounts)

1.
STATEMENT PRESENTATION AND BASIS OF CONSOLIDATION

The accompanying financial statements are presented on a consolidated basis and include the accounts of National American University Holdings, Inc., its subsidiary, Dlorah, Inc. (“Dlorah”) and its divisions, National American University (“NAU” or the “University”), Fairway Hills, the Fairway Hills Park and Recreational Association, the Park West Owners’ Association, the Vista Park Owners’ Association (“Fairway Hills”), and the Company’s interest in Fairway Hills Section III Partnership (the “Partnership”), collectively the “Company.” The Partnership is 50% owned by Dlorah and 50% owned by individual family members, most of whom are either direct or indirect stockholders of the Company.

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

The Company has determined that the Partnership qualifies as a VIE and that the Company is the primary beneficiary of the Partnership. Accordingly, the Company consolidated assets, liabilities, and net income of the Partnership within its consolidated balance sheets and statements of operations and comprehensive loss and appropriately presented the balances as non-controlling interest within the consolidated balance sheets and statements of operations and comprehensive loss. As of May 31, 2019 and 2018, the consolidated balance sheets include Partnership assets of $403 and $472, respectively, and Partnership liabilities of $92 and $88, respectively. The consolidated statements of operations and comprehensive loss include Partnership net income of $96 and $99, for the years ended May 31, 2019 and 2018, respectively.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Throughout the notes to the consolidated financial statements, amounts in tables are in thousands of dollars, except for share and per share data or as otherwise designated. The Company’s fiscal year end is May 31. These financial statements include consideration of subsequent events through issuance. All intercompany transactions and balances have been eliminated in consolidation.

Unless the context otherwise requires, the terms “we”, “us”, “our” and the “Company” used throughout this document refer to National American University Holdings, Inc. and its wholly owned subsidiary, Dlorah, which owns and operates National American University and Fairway Hills.

Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to bad debts, income taxes and certain accruals. Actual results could differ from those estimates.

Financial Condition and Liquidity - For the year ended May 31, 2019, cash used in operating activities was $5.5 million and unrestricted cash and cash equivalents decreased by $4.0 million from May 31, 2018. As of May 31, 2019, the Company had $1.3 million of unrestricted cash and cash equivalents, working capital deficiency of $11.0 million, and a negative total stockholder’s equity of $8.2 million. Considering the Company’s current financial position, there is concern that NAU will not have sufficient cash resources to fund forecasted operating requirements, without additional financing or other actions by management. The planned actions by management that occurred after May 31, 2019, the results of which management believes are probable of occurring and will be sufficient to meet its forecasted liquidity needs for the next twelve months from the issuance of the Company’s financial statements are as follows:
●
The Company sold its real estate holdings in the Park West holdings to a related party for a proceed, net of taxes and fees, of $2.1 million.
●
The Company estimated a decrease of approximately $5.2 million in annual payroll and operating expenses by eliminating contracts or renegotiating contract rate reductions with third-party vendors, by eliminating positions throughout the organization, reducing its payroll rate, and implementing mandatory employee furlough.
●
The Company decided to divest one aircraft, a non-revenue producing asset, to support its liquidity needs. The estimated proceeds from the aircraft sale is approximately $750 thousand.

During the year ended May 31, 2019, the Company continued to implement an operational plan that focuses on online academic programs and expanding its programming and services related to strategic security, counter-terrorism, and intelligence for the public and private sectors. In alignment with this new operational change, NAU had suspended new student enrollment in 34 of its 128 programs effective November 2018, and as previously mentioned, is in the process of closing its remaining physical ground-based locations. As of May 31, 2019, five ground campuses remained that were being used to instruct students. The Company expects a significant decrease in expenses with a lesser impact on revenue in the long run.

2.
NATURE OF OPERATIONS
National American University Holdings, Inc., formerly known as Camden Learning Corporation, was incorporated in the State of Delaware on April 10, 2007. On November 23, 2009, Dlorah became a wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Reorganization between the Company and Dlorah.

The Company’s common stock was listed as NAUH on Nasdaq Global Market through January 17, 2019, at which time it voluntarily delisted and transferred its listing to the Over the Counter Quotation Bureau (“OTCQB”) Market. The delisting and transfer was the result of the Company’s market value of publicly held shares no longer meeting the requirement to maintain a minimum Market Value of Publicly Held Shares of $5,000, as set forth in Nasdaq Listing Rule 5450(b)(1)(C), as well as consideration of the probability of regaining compliance, the common stock’s current trading volume and price, and the costs of maintaining eligibility to list the Company’s common stock on the Nasdaq Global Market. As of June 5, 2019, the Company ceased being a reporting company under the Securities and Exchange Act of 1934, as amended, and now reports under the OTCQB Market’s Alternative Reporting Standards.

NAU is a regionally accredited, proprietary institution of higher learning, offering associate, bachelors and master’s degree programs in many disciplines of study. Beginning June 2019, courses will be offered through online instruction only. NAU consists of a group of educators dedicated to serving its students to achieve success in attaining their educational goals to advance their career opportunities. A substantial portion of NAU’s academic income is dependent upon federal student financial aid programs, employer tuition assistance, and contracts to provide online course development, hosting and technical assistance to other educational institutions. To maintain eligibility for financial aid programs, NAU must comply with U.S. Department of Education requirements, including the maintenance of certain financial ratios.

In addition to the university operations, the Company owns and operates a real estate business known as Fairway Hills Developments, or Fairway Hills. The real estate business rents apartment units and develops and sells condominium units in the Fairway Hills Planned Development area of Rapid City, South Dakota.

Approximately 92% of the Company’s total revenues for each of the years ended May 31, 2019 and 2018 were derived from NAU’s academic revenue.

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash is held in bank accounts that periodically exceed insured limits; however, no losses have occurred, and the Company does not believe the risk of loss is significant.

Investments - The Company’s investments consist of certificates of deposit, certain of which are brokered and classified as “available-for-sale.” Available-for-sale securities represent securities carried at fair value in the consolidated balance sheets. Certain of the Company’s investments have maturity dates greater than one year. However, these certificates of deposit can be accessed at any time and are convertible to cash on demand. Unrealized gains and losses deemed to be temporary are reported net of taxes and included in other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other expense– net in the consolidated statements of operations and comprehensive loss. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Proceeds from available for sale investments totaled $0 and $4,668 for the years ended May 31, 2019 and 2018, respectively.

The Company’s investments were comprised of the following at May 31:

	2019				2018
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Restricted Certificates of deposit	$15,625	$-	$-	$15,625	$9,250	$-	$-	$9,250

Declines in the fair value of individual securities classified as available-for-sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value, with the resulting write-downs included in current earnings as realized losses. Unrealized losses that may occur are generally due to changes in interest rates and, as such, are considered by the Company to be temporary. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company had no impairments during the years ended May 31, 2019 and 2018.

Student Receivables  - Student receivables are recorded at estimated net realizable value and are revised periodically based on estimated future collections. Interest and service charges are applied to all past due student receivables; however, collections are first applied to principal balances until such time that the entire principal balance has been received. Student accounts are charged off only when reasonable collection means are exhausted. Bad debt expense is included in selling, general and administrative cost on the consolidated statements of operations and comprehensive loss.

Other Receivables  - Other receivables consist primarily of financial aid amounts due from the federal government, and the current portion of institutional receivables, which are amounts due from students and are stated at net realizable value. Long-term portion of these institutional receivables are included in other assets.

Property and Equipment  - Property and equipment are stated at cost. Renewals and improvements exceeding five hundred dollars with an expected life of greater than one year are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in loss on impairment and disposition of property. For financial statement purposes, depreciation includes the depreciation of the capital lease asset in the amount of $530 for each of the fiscal years 2019 and 2018. The depreciation expense for property and equipment was $2,789 and $4,309 for the fiscal years 2019 and 2018, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and building improvements	19-40
Land improvements	10-20
Furniture, vehicles, and equipment	5-15

For tax purposes, depreciation is computed using the straight-line and accelerated methods.

Property and equipment — net consists of the following as of May 31:

	2019	2018
Land	$211	$211
Land improvements	$1,018	$691
Construction in progress	$-	$945
Building under capital lease	$10,600	$10,600
Buildings and building improvements	$10,257	$23,871
Furniture, vehicles, and equipment	$13,429	$27,435
Total gross property and equipment	$35,515	$63,753
Less capital lease accumulated depreciation	$(4,019)	$(3,489)
Less other accumulated depreciation	$(15,620)	$(35,036)
Total net property and equipment	$15,876	$25,228

Condominium Inventory - Condominium inventory is stated at cost (including capitalized interest). Condominium construction costs are accumulated on a specific identification basis. Under the specific identification basis, cost of revenues includes all applicable land acquisition, land development and specific construction costs (including direct and indirect costs) of each condominium paid to third parties. Land acquisition, land development and condominium construction costs do not include employee related benefit costs. The specific construction and allocated land costs of each condominium, including models, are included in direct construction. Allocated land acquisition and development costs are estimated based on the total costs expected in a project. Direct construction also includes amounts paid through the closing date of the condominium for construction materials and contractor costs. Should any condominium be leased while awaiting sale, the accumulated depreciation is a reduction of the carrying value. Condominium inventory is recorded as a long term asset due to the normal operating cycle being greater than one year.

Capitalized Course Development Costs - The University internally develops curriculum and electronic instructional materials for certain courses. The curriculum is primarily developed by employees and contractors. The curriculum is integral to the learning system. Customers do not acquire the curriculum or future rights to it.

The Company capitalizes course development costs. Costs that qualify for capitalization are external direct costs, payroll, and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. Capitalization ends at such time that the course and/or material is available for general use by faculty and students. After becoming available for general use, the costs are amortized on a course-by-course basis over a period of three to five years. After the amortization period commences, the cost of maintenance and support is expensed as incurred, because it does not provide future benefit. If it is determined that the curriculum will not be used, the capitalized curriculum costs are written off and expensed in the period of this determination. The amortization of capitalized course development costs was $455 and $311 for the fiscal years 2019 and 2018, respectively.

Goodwill and Intangible Assets - Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired and is not subject to amortization. Other identified intangible assets are amortized over their estimated useful lives of four to five years. Goodwill and other intangible assets are evaluated annually for impairment or when events or circumstances indicate potential impairment.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are held and used, impairment exists when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. All impairment charges are recorded within loss on impairment and disposition of property and equipment and as a component of net loss from discontinued operations, in the consolidated financial statements.

Deferred Income Taxes - Deferred income taxes are provided using the asset and liability method whereby deferred tax assets and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Non-Controlling Interest - The non-controlling interest presented on the consolidated statements of operations and comprehensive loss represents the individual owners’ share of the Partnership’s income or loss. The consolidated balance sheet amount “Non-controlling interest” represents the individual owners’ share of the Partnership obligations in excess of Partnership assets or vice versa. The Company has determined the non-controlling owners have a legal obligation to fund such deficits and believes it is fully collectable at May 31, 2019.

Leases - Leases are evaluated and classified as either operating or capital leases. Leased property and equipment meeting certain criteria would be capitalized, and the present value of the related lease payments is recognized as a liability on the consolidated balance sheets. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease or the life of the related assets, whichever is shorter. Leasehold improvements are depreciated over the depreciable lives of the corresponding fixed asset or the related lease term, whichever is shorter.

Rental Expense - The University accounts for rent expense under its long-term operating leases using the straight-line method. Certain of the University’s operating leases contain rent escalator provisions. Accordingly, a current deferred rent and tenant improvement liability of $92 and $850 at May 31, 2019 and 2018, respectively, a long term accrued rent liability of $189 and $1,020 at May 31, 2019 and 2018, respectively, and a long term accrued tenant improvement liability of $206 and $1,668 at May 31, 2019 and 2018, respectively, are recorded in accrued and other liabilities, other long-term liabilities, and long-term liabilities of discontinued operations on the consolidated balance sheets.

Advertising - The University follows the policy of expensing the cost of advertising as incurred. Advertising costs of approximately $3,586 and $8,707 for 2019 and 2018, respectively, are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

4.
RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, provides more useful information to users of the consolidated financial statements through improved disclosure requirements, and simplifies the preparation of the consolidated financial statements by reducing the number of requirements to which an entity must refer. The ASU outlines five steps to achieve proper revenue recognition: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This standard is effective for the Company’s fiscal year 2019, and was implemented in the first quarter ended August 31, 2018, using the modified retrospective method of adoption. The adoption of this guidance did not have a material impact on the Company’s financial statements for the year ended May 31, 2019. The primary impact of adopting the new standard has been modifications to the timing of revenue recognition for certain revenue streams. A net cumulative increase to accumulated deficit and a corresponding increase to deferred revenue in the amount of $0.2 million as of June 1, 2018 was recorded as a result of the adoption of this guidance. The Company has provided expanded disclosures pertaining to revenue recognition in Note 5 below.

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

The strategic and operational shift from ground locations to online programs affects management’s estimate of the impact of the implementation of ASU 842 on the Company’s financial statements. As of May 31, 2019, five ground campus locations continue to be operational, and the Company expects the operating leases associated with four of these locations will be accelerated during fiscal year ending May 31, 2020, once these campus operations are discontinued. As such, although the asset and liability related to these locations will be recorded on the balance sheet after ASU 842 is implemented, we do not expect the asset and liability will exist for the year ending May 31, 2020. The fifth remaining operational lease is a lease for business equipment, copiers, and printers, and the impact of the implementation of ASU 842 on this lease on the financial statements is expected to be immaterial.

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

5.
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

As a result of the adoption of ASC Topic 606, the Company recorded a net cumulative increase to accumulated deficit of $0.2 million and a corresponding increase to deferred income within the Consolidated Balance Sheet as of June 1, 2018. The impact of adoption was primarily related to the estimated adjustment for students who withdraw from classes for terms that were not complete at May 31, 2018. Prior to the adoption of ASC Topic 606, these revenue adjustments were recognized when the student actually withdrew from classes. Compared to the amounts under ASC Topic 605, for the year ended May 31, 2019, the net impact to revenues under ASC

Topic 606 was a reduction of revenues of $0.2 million, with a corresponding increase to deferred income. The Company does not have any unsatisfied performance obligations for contracts with customers that have an expected duration of more than one year.

Revenue Recognition

The following table presents the Company's revenues from contracts with customers, from our continuing operations, dissagregated by material revenue category:

	Year ended May 31, 2019	Year ended May 31, 2018
Academic revenue	33,232	26,692
Auxiliary revenue	1,798	1,858
Real Estate revenue	2,235	2,414
Consolidated revenue	$37,265	$30,964

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

The following presents the Company’s net revenue from continuing operations disaggregated based on the timing of revenue recognition:

	Year ended May 31, 2019	Year ended May 31, 2018
Services transferred over time:
Academic revenue (transferred over academic term)	33,232	26,692
Rental income (transferred over rental period)	1,386	1,404
	$34,618	$28,096

Services transferred at a point in time:
Auxiliary revenue	1,798	1,858
Other real estate income	203	193
Condominium sales	646	817
	$2,647	$2,868

Total revenue	$37,265	$30,964

6.
STUDENT RECEIVABLES, NET
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. Student receivables, net, from continuing operations, consist of the following as of the respective period ends:

	May 31, 2019	May 31, 2018
Student accounts receivable	866	1,703
Less allowance for doubtful accounts	(251)	(301)
Student receivables, net	$615	$1,402

7.
IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are held and used, impairment exists when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. All impairment charges are recorded within loss on impairment and disposition of property and equipment and as a component of net loss from discontinued operations, in the consolidated financial statements.

Upon management’s review of assets for impairment, an impairment charge of $2,235 was recorded for the year ended May 31, 2018.

As a result of the operational shift to online operations approved by the Company’s Board of Directors, an impairment charge of $6,793 was recorded for the year ended May 31, 2019. See Note 9 below for further details on our operational shift. Impairment charge is recorded within loss on impairment and disposition of property and equipment line item and as a component of Loss from discontinued operations.

8.
DISCONTINUED OPERATIONS
On October 29, 2018, the Company’s Board of Directors approved an operational plan that focuses NAU’s growth strategies on online academic programs and expanding its programming and services related to strategic security, counter-terrorism, and intelligence for the public and private sectors. The Company remains committed to offering many of its current programs and maintaining its longstanding mission to assist students in achieving their educational goals and preparing them for employment in a rapidly evolving and increasingly competitive employment market.

In alignment with its new operational plan, the Company executed an orderly exit of ground-based programs and locations. As of May 31, 2019, NAU successfully exited all ground-based locations, except for five locations across the states of Colorado, Indiana, Kansas, and Texas. We expect the operations of these campuses to be discontinued during the year ending May 31, 2020. The Company will continue to work with students to provide for completion of their programs with NAU or another institution.

The Company’s operational plan qualifies as a material strategic shift. The financial information related to all ground-based locations for which the operations were discontinued as of May 31, 2019 is presented as discontinued operations in the consolidated financial statements. As the result of this strategic shift, an impairment charge of $6,793 and a loss related to lease acceleration of $8,564 were recorded during the year ended May 31, 2019.

The following table presents the aggregate carrying amounts of the assets and liabilities of discontinued operations:

	May 31, 2019	May 31, 2018
	(in thousands)	(in thousands)

Student receivables, net of allowance	185	1,491
Prepaid and other current assets	69	318
Total current assets of discontinued operations	254	1,809

Property and equipment - net	-	6,415
Course Development	-	126
Other	69	180
Total long-term assets of discontinued operations	69	6,721

Total assets classified as discontinued operations	$323	$8,530

Current portion of lease acceleration payable	2,792	-
Accounts payable	1,928	495
Deferred income	492	1,732
Accrued and other liabilities	174	1,568
Total current liabilities of discontinued operations	5,386	3,795

Other long-term liabilities	-	2,183
Long-term lease acceleration payable, net of current portion	5,861	-
Total long-term liabilities of discontinued operations	5,861	2,183

Total liabilities classified as discontinued operations	$11,247	$5,978

The discontinued operation's financial results are presented as loss from discontinued operations, net of income taxes in our consolidated statement of income. The following table presents those financial results:

	2019	2018
	(in thousands)	(in thousands)
Revenue:
Academic revenue	15,284	44,193
Auxiliary revenue	550	2,027
Total revenue	15,834	46,220

Operating Expenses:
Cost of educational services	8,718	17,041
Selling, general and administrative	9,407	25,653
Auxiliary expense	403	1,503
Loss on lease terminiation and acceleration	8,564	362
Loss on impairment and disposition of property and equipment	5,656	1,880
Total operating expenses	32,748	46,439

Operating Loss from discontinued operations	(16,914)	(219)

Interest and other - net	(37)	-

Loss from discontinued operations before income tax	(16,951)	(219)

Income Tax (Expense)	-	(39)

Net loss from discontinued operations	(16,951)	(258)

9.
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

The Company replaced the $1,000 letter of credit required by the State of New Mexico by submitting an acceptable bond in place of the letter of credit. The bond has no collateral requirements and, as a result, the restriction was released by Great Western Bank. A $150 newly-created restricted certificate of deposit secures the Company’s purchasing card account that currently carries a reduced credit limit of $150.

On May 17, 2018, Dlorah and the Company jointly and severally issued to Black Hills Community Bank, N.A. (“Bank”) a promissory note in the principal amount of $8,000 (the “Note”), which is secured by a mortgage granted by Dlorah to Great Western Bank on certain real property located in Pennington County, South Dakota, pursuant to a collateral real estate mortgage (the “Mortgage,” and together with the Note, the “Loan Agreements”) entered into between Dlorah and the Bank on the same date as the Note, and certain related rents, as well as a security interest in certain deposit accounts, to include restricted certificates of deposit totaling $8,100 and $8,000 at May 31, 2019 and 2018, respectively. The Company’s Board of Directors requested the certificates of deposit be restricted, and not available for spending, pending the achievement of budgeted financial targets in the current fiscal year. These certificates of deposit are also restricted by the Bank and are not available for spending. On May 6, 2019, the mortgage and assignment of related rents was released as collateral on the promissory note.

The Loan Agreements provide for a $8,000 five-year term loan (the “Loan”). The Loan carries a fixed interest rate of 4% (the “Interest Rate”) and is payable as follows: beginning June 17, 2018, 59 monthly consecutive interest-only payments based on the unpaid principal balance of the Loan at the Interest Rate; beginning May 17, 2019, four consecutive annual principal payments of $800 each, during which interest will continue to accrue on the unpaid principal balance of the Loan at the Interest Rate; and on May 17, 2023, one payment of the principal balance and accrued interest of the Loan in the amount of $4,816. On May 6, 2019, the agreement was revised and now requires three consecutive annual principal payments of $800 each beginning May 17, 2020, with all remaining amounts due on May 17, 2023. The Company and Dlorah may prepay the Loan at any time without penalty unless the Note is refinanced with proceeds derived from another lender, in which case the Bank will be entitled to a prepayment penalty of 1%. The Loan Agreements also contain various affirmative and negative covenants, including financial covenants and events of default. As of May 31, 2019, the Company is in compliance with the covenants included in the Loan Agreements. Proceeds from the Agreements are being used to augment the Company’s cash position to support the Company’s pursuit of growth opportunities.

Future maturities are as follows as of May 31, 2019:

2020	$800
2021	800
2022	800
2023	5,600
$8,000

On May 10, 2019, Dlorah entered into a long-term loan agreement with Center for Excellence in Higher Education, Inc. for $8,500. The loan is secured by a mortgage granted by Dlorah to on certain real property located in Pennington County, South Dakota, pursuant to a collateral real estate mortgage entered into between the parties on the same date as the loan agreement, along with security agreements covering two aircraft, assignment of leases and rents, and a partnership security agreement granting a security interest in the Partnership. The Company paid a non-refundable loan origination fee of $250 upon entering into the agreement. Monthly payments of accrued and unpaid interest are required beginning July 1, 2019, with a final payment of all outstanding principal and interest due on October 15, 2020. The primary purpose of the loan is to provide a source of cash collateral to secure a letter of credit issued by Black Hills Community Bank N.A. for the benefit of the United States Department of Education in the amount of $7,331. The letter of credit was issued on May 10, 2019. It is secured by a restricted certificate of deposit totaling $7,375 (See note 17).

At May 31, 2019 and 2018, the restricted cash balance on the balance sheet includes $150 and $250, respectively, held as a certificate of deposit by Great Western Bank to collateralize the Company’s purchasing card; $0 and $1,000, respectively, held as a certificate of deposit for the Great Western Bank letter of credit; $8,100 and $8,000, respectively, held as multiple certificates of deposit for the Black Hills Community Bank N.A. promissory note; and $7,375 and $0, respectively, held as a certificate of deposit for the Black Hills Community Bank N.A. letter of credit.

10.
LEASES
The University leases building facilities for branch operations and equipment for classroom operations under operating leases with various terms and conditions. Total rent expense for the years ended May 31, 2019 and 2018, was $4,208 and $5,482, respectively, which is included in selling, general, and administrative expenses for continuing operations and in loss from discontinued operations for discontinued operations, on the consolidated statements of operations and comprehensive loss. Future minimum lease payments on non-cancelable operating leases for the future fiscal years ending May 31 are as follows:

2020	$3,252
2021	2,607
2022	2,099
2023	1,617
2024	930
Thereafter	1,921

Effective November 1, 2011, the Company entered into a 20-year capital lease arrangement for additional space that houses the corporate headquarters, distance learning operations, and the Rapid City campus operations. The Company is obligated to make future payments under the capital lease obligation, which totaled $16.8 million and $18.0 million as of May 31, 2019 and 2018, respectively; had a net present value of $10.9 million and $11.2 million as of May 31, 2019 and 2018, respectively; and was recognized as current and non-current capital lease payable of $432 and $10,425 at May 31, 2019 and $380 and $10,857 at May 31, 2018, respectively. The asset totals $10,600, and accumulated depreciation totals $4,019 and $3,489 at May 31, 2019 and 2018, respectively. The net amount is included in net property and equipment in the consolidated balance sheets.

The following is a schedule of future minimum commitments under the capital lease obligation as of May 31, 2019:

2020	$1,207
2021	1,231
2022	1,255
2023	1,280
2024	1,306
Thereafter (through October 2031)	10,530
Total future minimum lease obligation	$16,809
Less: Imputed interest on capital leases	(5,952)
Net present value of lease obligations	10,857

11.
STOCKHOLDERS’ EQUITY
The authorized capital stock for the Company is 51,100,000 shares, consisting of (i) 50,000,000 shares of common stock, par value $0.0001 and (ii) 1,000,000 shares of preferred stock, par value $0.0001, and (iii) 100,000 shares of class A common stock, par value $0.0001. Of the authorized shares, 24,650,083 and 24,344,122 shares of common stock were outstanding as of May 31, 2019 and 2018, respectively. No shares of preferred stock or Class A common stock were outstanding at May 31, 2019 and 2018.

Stock-Based Compensation
In December 2009, the Company adopted the 2009 Stock Option and Compensation Plan (the “2009 Plan”), pursuant to which the Company may grant restricted stock awards, restricted stock units and stock options to aid in recruiting and retaining employees, officers, directors and other consultants. Restricted stock awards accrue dividends that are paid when the shares vest. Restricted stock unit awards do not accrue dividends prior to vesting. Grants are issued at prices determined by the compensation committee, generally equal to the closing price of the stock on the date of the grant, vest over various terms (generally two years), and expire ten years from the date of the grant. The 2009 Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined by the 2009 Plan). The fair value of stock options granted is calculated using the Black-Scholes option pricing model. Share options issued under the 2009 Plan may be incentive stock options or nonqualified stock options. At May 31, 2019 and 2018, all stock options issued have been nonqualified stock options. A total of 1,300,000 shares were authorized by the 2009 Plan. Shares forfeited or canceled are eligible for reissuance under the 2009 Plan. At May 31, 2019, no shares of common stock remain available under the 2009 Plan.

In 2013, the Company adopted the 2013 Restricted Stock Unit Plan (the “2013 Plan”) authorizing the issuance of up to 750,000 shares of the Company’s stock to participants in the 2013 Plan. The 2013 Plan terminated upon the stockholders approval of the 2018 Plan (as defined below) at the Company’s 2018 annual meeting of stockholders held on October 9, 2018.

At the Company’s 2018 annual meeting of stockholders, the stockholders also approved the 2018 Stock Option and Compensation Plan (the “2018 Plan”). The 2018 Plan designates 1,800,000 shares of the Company’s common stock to aid the Company in recruiting and retaining employees and to align the interests of employees, officers and directors with those of the Company’s stockholders. The Company may grant restricted stock awards, restricted stock units, stock options, stock appreciation rights, stock awards and other stock-based awards. The 2018 Plan expires ten years from its inception date. At May 31 2019, 1,558,889 shares of common stock remain available for issuance under the 2018 Plan.

Restricted stock
The fair value of restricted stock awards was calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

During the year ended May 31, 2018, the Company awarded 52,615 restricted stock awards with time-based vesting at a grant date fair value of $2.10 per share to members of the board of directors; 5,000 shares vested on the issuance date, October 3, 2017. The remaining 47,615 shares vested one year from grant date.

During the year ended May 31, 2019, the Company awarded 113,635 restricted stock awards with time-based vesting at a grant date fair value of $0.88 per share to members of the board of directors. These shares vest one year from the October 9, 2018 grant date and require board service for the entire year.

Compensation expense associated with restricted stock awards totaled $98 and $112 for the years ended May 31, 2019 and 2018, respectively. At May 31, 2019, unamortized compensation cost of restricted stock awards totaled $36. The unamortized cost is expected to be recognized over a weighted-average period of 0.4 years as of May 31, 2019.

A summary of restricted share awards activity as of May 31, 2019 and 2018, and the changes during the years then ended is presented below:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at May 31, 2017	46,945	$1.96
Granted	52,615	2.1
Vested	-51,945	1.97
Forfeited	0	0
Non-vested shares at May 31, 2018	47,615	$2.10
Granted	113,635	0.88
Vested	-47,615	2.1
Forfeited	0	0
Non-vested shares at May 31, 2019	113,635	$0.88

Unrestricted stock
Unrestricted stock is issued to certain employees in settlement of a portion of their salaries and bonuses. Compensation expense in the consolidated statement of activities and comprehensive loss associated with these unrestricted stock issuances totaled $70 and $121, for the years ended May 31, 2019 and 2018, respectively.

Stock options
The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the consolidated statements of operations and comprehensive loss as selling, general and administrative expense based on their fair value over the requisite service period.

For stock options issued during the years ended May 31, 2019 and 2018, the following assumptions were used to determine fair value:

Assumptions used:	2019	2018
Expected term (in years)	5.75	5.75
Weighted average expected volatility	74.01%	48.75%

Expected volatility range	57.06-86.3%	48.15-49.14%
Weighted average risk-free interest rate	2.85%	2.29%

Risk-free interest rate range	2.41-3.84%	2.11-2.57%
Weighted average expected divident	0.00%	0.00%

Expected dividend range	0.00-0.00%	0.00-0.00%
Weighted average fair value per share	$0.184	$0.720

Expected volatilities are based on historic volatilities from the Company’s traded shares. The expected term of options granted follows the plain vanilla method. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company.

A summary of option activity under the Plan as of May 31, 2019 and 2018, and changes during the years then ended is presented below:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at May 31, 2018	193,350	$3.54	6.9	$-
Exercisable at May 31, 2018	189,350	$3.59	6.9	$-

Outstanding at May 31, 2019	162,204	$2.87	6.7	$0.6
Exercisable at May 31, 2019	132,203	$3.51	6.0	$-

The Company recorded compensation expense for stock options of $3 and $12, for the years ended May 31, 2019 and 2018, respectively, in the consolidated statements of operations and comprehensive loss. As of May 31, 2019, there is unrecognized compensation cost of $1 related to unvested stock option-based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.7 years as of May 31, 2019.

The Company plans to issue new shares as settlement of options exercised. There were no options exercised during the years ended May 31, 2019 or 2018, respectively.

Dividends
The following table presents details of the Company’s fiscal year 2018 dividend payment:

Date declared	Record date	Payment date	Per share
August 4, 2017	September 30, 2017	October 6, 2017	$0.0450

No dividend was declared in fiscal year 2019.

12.
EMPLOYEE COMPENSATION PLAN
Employee Benefit Plan Payable - The Company sponsors a 401(k) plan for its University employees, which provides for a discretionary match, net of forfeitures, of up to 5%. The University uses certain consistently applied operating ratios to determine contributions. The University’s matching contributions paid were $0 during each of the years ended May 31, 2019 and 2018, respectively. At May 31, 2019 and 2018, there were no accruals for the University’s 401(k) match.

Compensation Plans - The Company has entered into an employment agreement, as amended, with Dr. Ronald Shape, Chief Executive Officer that requires, among other things, an annual incentive payment as defined in the agreement. There were no incentive payments made for 2019 and 2018. In addition, as part of the Chief Executive Officer Compensation plan, $100 annually is scheduled to be paid in equal monthly installments converted to the Company’s common stock shares based on the closing price on the last day of the month. In the fall of 2016, the Board of Directors voted to temporarily reduce the Chief Executive Officer compensation by $67 by suspending the monthly stock payments from October 2016 through May 2017. For the 2018 year, stock payments at the $100 per year resumed, but for the last two months, Dr. Shape elected to forgo the awards. In addition, the Company has an approved Named Executive Officer Compensation Plan.  The compensation plan has a base salary component, quarterly achievement award component and an annual achievement award component as defined in the agreements.

13.
SELF-INSURED HEALTH INSURANCE
The Company maintains a self-insured health insurance plan for employees. Under this plan, the Company pays a monthly fee to its administrator, as well as claims submitted by its participants. As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted, the Company has recorded a liability for outstanding claims of $265 and $375 at May 31, 2019 and 2018, respectively. Such liability is reported with accrued and other liabilities in the consolidated balance sheets.

14.
INCOME TAXES
Components of the provision for income taxes for the years ended May 31, 2019 and 2018, were as follows:

	2019	2018
Current tax expense (benefit)
Federal	$-	$(96)
State	31	18
	31	(78)

Deferred tax expense (benefit)
Federal	-	(181)
State	-	(12)
	-	(193)
Total tax expense (benefit)	$31	$(271)

The effective tax rate varies from the statutory federal income tax rate for the following reasons:

	2019	2018

Statutory	-21.0%	-29.2%
Tax effect of U.S. tax reform	0.0%	17.3%
State income taxes - net of federal benefit	0.1%	0.0%
Deferred tax valuation allowance	20.8%	10.6%
Permanent differences and other	0.2%	-0.9%
Effective income tax rate	0.1%	-2.2%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) as of May 31 were as follows:

	2019	2018
Deferred income tax assets:
Account receivable allowances	$107	$165
Bad debt write-offs	567	793
Other	93	73
Revenue recognition	57	-
Accrued salaries	220	360
Start up costs	104	123
Capital lease obligations	2,660	2,753
Net operating loss carryforwards - expires 2021-2037	6,602	3,071
Deferred rent	2,106	867
Total deferred income tax assets	12,516	8,205
Valuation allowance	(9,664)	(3,444)
Net deferred income tax assets	2,852	4,761

Deferred income tax liabilities:
Fixed assets and course development	(2,655)	(4,406)
Prepaid expenses	(197)	(355)
Other	-	-
Total deferred income tax liabilities	(2,852)	(4,761)

Net deferred income tax assets (liabilities)	$-	$-

As of May 31, 2019, the Company had net operating loss (“NOL”) carryforwards of approximately $27 million federal and $16 million state. As of May 31, 2018, the Company had NOL carryforwards of approximately $12 million federal and $10 million state. The federal NOL carryforwards have no expiration.

The change in the valuation allowance for deferred tax assets for the years ended May 31, 2019 and 2018 was $6.2 million and $2.2 million, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that the deferred tax assets would not be realized as of May 31, 2019 and 2018, and recorded a full valuation allowance.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is generally no longer subject to U.S. federal income tax or state and local tax examinations for years before 2016.

15.
EARNINGS (LOSSES) PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised options and restricted stock.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	For the year ended May 31,
	2019	2018
Numerator:
Net loss for Continuing Operations attributable to National American University Holdings, Inc.	$(8,094)	$(11,853)
Net loss for Discontinued Operations attributable to National American University Holdings, Inc.	$(16,951)	$(258)
Denominator:
Weighted average shares outstanding used to compute basic
net income per common share	24,421,461	24,239,888
Incremental shares issuable upon the assumed exercise of stock options	-	-
Incremental shares issuable upon the assumed vesting of restricted shares	-	-
Common shares used to compute diluted net income per share	$24,421,461	$24,239,888

Basic net loss per common share - Continuing Operations	$(0.33)	$(0.49)
Diluted net loss per common share - Continuing Operations	$(0.33)	$(0.49)

Basic net loss per common share - Discontinued Operations	$(0.69)	$(0.01)
Diluted net loss per common share - Discontinued Operations	$(0.69)	$(0.01)

A total of 162,204 and 189,350 shares of common stock subject to issuance upon exercise of stock options for the year ended May 31, 2019 and 2018, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

A total of 113,635 and 99,560 shares of common stock subject to issuance upon vesting of restricted shares for year ended May 31, 2019 and 2018, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

16.
REGULATORY MATTERS
The University extends unsecured credit to a portion of the students who are enrolled throughout the campuses for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV Higher Education Act of 1965, as amended (the “Higher Education Act” or “HEA”). The University is required under 34 CFR 600.5(d) to maintain at least 10% of its revenues (calculated on a cash basis) from non-Title IV program funds, commonly referred to as the “90/10 Rule”. An institution is subject to loss of eligibility to participate in Title IV programs if it fails to meet the 10% threshold for two consecutive fiscal years. If the University were to violate the 90/10 Rule, it would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which we exceeded the 90% Title IV program funds threshold and would be unable to regain eligibility for two fiscal years thereafter. The University believes it is in compliance with this requirement for the fiscal years ended May 31, 2019 and 2018, as shown in the underlying calculation:

	2019		2018
Title IV HEA funds received	$39,555		$62,444
Academic revenue (cash basis)	$50,578	=78.21%	$76,097	=82.06%

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

These ratios provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If an institution’s composite score is at least 1.5, it is considered financially responsible. If an institution’s composite score is less than 1.5 but is 1.0 or higher, it is still considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years under the Department’s “zone” alternative. Under the zone alternative, the Department may require an institution to comply with various additional operating, monitoring or other requirements, agree to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance funding arrangement, such as the reimbursement method of payment or heightened cash monitoring, or comply with or accept other limitations on the institution’s ability to increase the number of programs it offers or the number of students it enrolls.

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

Additionally, as part of the 2016 Borrower Defense Final Rule, the Department of Education revised its general standards of financial responsibility to include various actions and events that would require institutions to provide the Department of Education with irrevocable letters of credit. On March 8, 2019, NAU received a letter from the Department of Education which noted several financial matters described in the footnotes to our audited financial statements for the fiscal year ended May 31, 2018 and our Form 10-Q filed with the Securities and Exchange Commission on January 22, 2019, and the Company’s delisting from Nasdaq Global Market and transfer of shares to the OTCQB Market, and determined that NAU did not meet its financial responsibility standards for institutions that participate in Title IV programs. As a result, the Department of Education’s letter of March 8, 2019 imposed additional reporting requirements on NAU with respect to its financial condition including bi-weekly cash balance submissions and monthly submissions of actual and projected cash flow statements, and notification requirements regarding certain enumerated events should they occur in the future; required NAU to process Title IV program funds under the Heightened Cash Monitoring Type 111 method of payment; and informed NAU that it could continue to participate in Title IV programs by either (1) posting a letter of credit to the Department of Education in the amount of $36,653, representing 50% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, or (2) posting a letter of credit to the Department of Education in the amount of $10,996, representing 15% of the Title IV program funds awarded during the Company’s fiscal year ended May 31, 2018, accompanied by the provisional form of certification to participate in the Title IV programs. On March 22, 2019, we submitted a request to the Department of Education for reconsideration of its imposition of the letter of credit, as well as the amount and timing for any required letter of credit. In response to our request, the Department of Education provided two additional options for a letter of credit accompanied by provisional certification: (1) posting of an irrevocable letter of credit in the amount of $7,331, representing 10% of Title IV program funds for its fiscal year ended May 31, 2018, or (2) placement on the Heightened Cash Monitoring Type 2 payment method, with a percentage of each payment withheld until an account equal to the required letter of credit amount can be funded. On April 30, 2019, the Company responded to the Department’s letter and selected the posting of an irrevocable letter of credit in the amount of $7,331 for the benefit of the Department. The letter of credit was issued on May 10, 2019.

Our audited financial statements for the fiscal year ended May 31, 2019 indicate our most recent composite score is 1.1. This score is subject to a final determination by the Department of Education once it receives and reviews our consolidated audited financial statements for the 2019 fiscal year. We believe it is likely that the Department of Education will determine that our institutions are “in the zone” and that we will be required to continue operating under the requirements imposed by the March 8, 2019 letter, including the letter of credit issued to the Department of Education on May 10, 2019, as well as any other requirements that the Department of Education might impose in its discretion. If we are unable to meet the minimum composite score or to comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then our students could lose their access to Title IV program funding.

Finally, to remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. Our official cohort default rates for federal fiscal years 2015 and 2014 are 23.7% and 24.1%, respectively.  Our draft cohort rate for federal fiscal year 2016 is 20.1%.

17.
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

In April 2017, a former NAU employee filed a qui tam suit against NAU, NAUH, and Dlorah, Inc., alleging certain violations of the Higher Education Act and Title IV program requirements, including alleged misrepresentations to a programmatic accrediting agency, alleged miscalculating its percentage of revenues derived from Title IV program funds under the 90/10 Rule, and alleged noncompliance with the incentive compensation prohibition. The U.S. government decided to not intervene in the lawsuit at that time, and the complaint was then unsealed by the court in January 2018, with an amended complaint being filed on April 24, 2018. The U.S. government reserved the right to intervene at a later time. The case is styled U.S. ex rel. Brian Gravely v. National American University, et al., No. 5:17-cv-05032-JLV, and remains pending in the U.S. District Court for the District of South Dakota. NAU, NAUH, and Dlorah, Inc., have filed an answer to the amended complaint, deny any legal wrongdoing or liability. We cannot predict the outcome of this litigation, nor its ability to harm our reputation, impose litigation costs, or materially adversely affect our business, financial condition, and results of operations. The amount or range of reasonably possible losses cannot be reasonably estimated and, accordingly, no liability has been accrued for this matter.

The University leases building facilities for branch operations under operating leases with various terms and conditions. As it implements the strategic and operational shift from ground locations to online programs, it has discontinued operations at several of these leased facilities. While the University is communicating with the lessors of these facilities, certain lessors have commenced litigation related to the lease agreements. We cannot predict the outcome of this litigation, nor whether these actions will materially adversely affect our business or financial condition. The amount or range of reasonably possible losses cannot be reasonably estimated and, accordingly, no liability has been accrued for these matters.

18.
BUSINESS ACQUISITION AND INTANGIBLE ASSETS
On March 21, 2018, the Company acquired substantially all of the assets of Henley-Putnam University (“HPU”), a for profit postsecondary educational institution that offers 100% online programs focused in the field of strategic security, for a cash payment of $1,933. Excluded from the transaction are real estate leases, server and certain other technology and equipment, and related items. The results of HPU’s operations have been included in the consolidated statements of operations and comprehensive loss since March 21, 2018. HPU’s service areas complement the Company’s current educational offerings and locations. Within the last five years, HPU has invested in the expansion of its curriculum, programs, and student services, as well as cultivating its relationship with parts of the armed forces. Because the institution elected not to pursue Title IV eligibility, its ability to recruit students and support is efforts was limited. Upon review of HPU’s programs and operations, the Company found that acquiring HPU was in alignment with its strategic initiative to expand academic offerings and support services to the Company’s armed forces student population; approximately 25% of the University’s student population are active-duty service members, veterans, or dependents of active-duty service members or veterans.

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

The purchased intangible assets consist of student relationships and the Henley-Putnam brand name. These assets are being amortized on a straight-line basis over four and five years, respectively. Net intangible assets consist of the following at May 31:

		Accumulated	Net Carrying
	Cost	Amortization	Amount
2019
Student relationships	$157	$(47)	$110
Brand name	72	(17)	55
	$229	$(64)	$165

2018
Student relationships	$157	$(18)	$139
Brand name	72	(4)	68
	$229	$(22)	$207

Future amortization expense is as follows as of May 31, 2019:
FY 2020	$54
FY 2021	54
FY 2022	34
FY 2023	23
$165

19.
FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at May 31, 2019 and 2018:

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

The following table summarizes certain information for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (level 1)	Other observable inputs (level 2)	Unobservable inputs (level 3)	Fair value
May 31, 2019
Investments:
Restricted certificates of deposit	$-	$15,625	$-	$15,625
Total assets at fair value	$-	$15,625	$-	$15,625

May 31, 2018
Investments:
Restricted certificates of deposit	$-	$9,250	$-	$9,250
Total assets at fair value	$-	$9,250	$-	$9,250

Following is a summary of the valuation techniques for assets and liabilities recorded in the consolidated balance sheets at fair value on a recurring basis:

Certificates of deposit (“CDs”): Market prices for certain CDs are obtained from quoted prices for similar assets. The Company classifies these investments as level 2. The certificates of deposit at May 31, 2019 and 2018 are restricted by borrowing arrangements. See further information in Note 10 to these consolidated financial statements.
Fair value of financial instruments: The Company’s financial instruments include cash and cash equivalents, CDs, receivables and payables. The carrying values approximated fair values for cash and cash equivalents, receivables, and payables because of the short-term nature of these instruments. CDs are recorded at fair values as indicated in the preceding disclosures.

20.
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

The Company has two reportable segments: NAU and Other. The NAU segment contains the revenues and expenses associated with the University operations. The Other segment contains primarily real estate. General administrative costs of the Company are allocated to specific divisions of the Company. The following table presents the reportable segment financial information, in thousands:

	Fiscal Year Ended May 31,			Fiscal Year Ended May 31,
	2019			2018

	NAU	Other	Consolidated	NAU	Other	Consolidated
Revenue:
Academic	$33,232	$-	$33,232	$26,692	$-	$26,692
Auxiliary	1,798	-	1,798	1,858	-	1,858
Rental income apartments	-	1,386	1,386	-	1,404	1,404
Condominium sales	-	646	646	-	817	817
Other real estate income	-	203	203	-	193	193
Total revenue	35,030	2,235	37,265	28,550	2,414	30,964

Operating expenses:
Cost of educational services	11,208	-	11,208	9,105	-	9,105
Selling, general & administrative	28,045	2,213	30,258	28,640	1,890	30,530
Auxiliary expense	1,169	-	1,169	1,238	-	1,238
Cost of condominium sales	-	507	507	-	709	709
Loss on course development impairment	-	-	-	286	-	286
Loss on impairment and disposition of property	869	145	1,014	370	8	378
Total operating expenses	41,291	2,865	44,156	39,639	2,607	42,246

Operating Loss	(6,261)	(630)	(6,891)	(11,089)	(193)	(11,282)

Other income (expense):
Interest income	36	100	136	65	11	76
Interest expense	(801)	(490)	(1,291)	(833)	(13)	(846)
Other expense - net	(17)	-	(17)	(72)	-	(72)
Total other expense	(782)	(390)	(1,172)	(840)	(2)	(842)
Loss from continuing operations before income taxes	$(7,043)	$(1,020)	$(8,063)	$(11,929)	$(195)	$(12,124)
Loss from discontinued operations before income taxes	(16,951)	-	(16,951)	(219)	-	(219)

Loss before income taxes	(23,994)	(1,020)	(25,014)	(12,148)	(195)	(12,343)

	As of and for Year Ended May 31, 2019			As of and for Year Ended May 31, 2018
	NAU	Other	Consolidated	NAU	Other	Consolidated
Total assets	$26,647	$11,398	$38,045	$35,363	$13,444	$48,807
Expenditures for long-lived assets	$114	$681	$795	$1,016	$749	$1,765
Depreciation and amortization	$2,675	$624	$3,299	$3,965	$677	$4,642

Note: Includes assets from discontinued operations of $323 and $8,656 and liabilities of $11,247 and $5,978 as of 05/31/19 and 05/31/18 respectively.

21.
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth selected unaudited quarterly financial information for the last eight quarters.

	Quarter
	First	Second	Third	Fourth
Fiscal Year Ended May 31, 2019
Revenue	$9,093	$9,239	$9,649	$9,284
Operating expenses	11,325	11,244	11,167	10,420
Operating loss	(2,232)	(2,005)	(1,518)	(1,136)
Other expense	(259)	(343)	(259)	(311)
Loss from Continuing Operations before Income Taxes	(2,491)	(2,348)	(1,777)	(1,447)
Income Tax (Expense) Benefit	-	-	-	(31)
Net loss from continuing operations	(2,491)	(2,348)	(1,777)	(1,478)
Net loss from discontinued operations	(2,446)	(8,949)	(2,773)	(2,783)
Net Loss	(4,937)	(11,297)	(4,550)	(4,261)
Net loss attributable to Non-Controlling Interest	-	-	-	(48)
Unrealized losses on investments, net of tax benefit				-
Comprehensive loss attributable to National American University Holdings, Inc.	$(4,937)	$(11,297)	$(4,550)	$(4,309)

Basic and Diluted net loss attributable to National American University Holdings, Inc.:
Continuing Operations	$(0.10)	$(0.10)	$(0.07)	$(0.06)
Discontinued Operations	$(0.10)	$(0.37)	$(0.11)	$(0.11)
Net income per share - basic and diluted	$(0.20)	$(0.46)	$(0.19)	$(0.17)

Basic and diluted weighted average shares outstanding	24,298,761	24,389,841	24,465,124	24,574,556

Fiscal Year Ended May 31, 2018
Revenue	$6,740	$7,189	$7,303	$9,732
Operating expenses	9,317	9,670	9,754	13,505
Operating loss	(2,577)	(2,481)	(2,451)	(3,773)
Other expense	96	(192)	(106)	(640)
Loss from Continuing Operations before Income Taxes	(2,481)	(2,673)	(2,557)	(4,413)
Income Tax (Expense) Benefit	-	-	-	271
Net loss from continuing operations	(2,481)	(2,673)	(2,557)	(4,142)
Loss from Discontinued Operations before Income Taxes	(1,333)	(1,099)	(1,134)	3,347
Income Tax (Expense) Benefit from Discontinued Operations	-	-	-	(39)
Net loss from discontinued operations	(1,333)	(1,099)	(1,134)	3,308
Net Loss	(3,814)	(3,772)	(3,691)	(834)
Net loss attributable to Non-Controlling Interest	-	-	-	(50)
Unrealized losses on investments, net of tax benefit				4
Comprehensive loss attributable to National American University Holdings, Inc.	$(3,814)	$(3,772)	$(3,691)	$(880)

Basic and Diluted net loss attributable to National American University Holdings, Inc.:
Continuing Operations	$(0.10)	$(0.11)	$(0.11)	$(0.17)
Discontinued Operations	$(0.06)	$(0.05)	$(0.05)	$0.14
Net income per share - basic and diluted	$(0.16)	$(0.16)	$(0.16)	$(0.03)

Basic and diluted weighted average shares outstanding	24,181,440	24,219,884	24,269,158	24,290,404

22. SUBSEQUENT EVENT
Park West Condo Sale

On September 12, 2019, the Company sold the Park West Condominium to Park West LLC, a South Dakota limited liability company, owned by the majority shareholder, the Chairman of the Board, and CEO of the Company, for a purchase price of $3 million. The Company received the cash payment before the financial statements were issued.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2019.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2019, due to a material weakness in our internal control over financial reporting as described in (b) below. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, due to the material weakness described below, we have concluded that our internal control over financial reporting was not effective as of May 31, 2019.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended May 31, 2018, a material weakness in our internal control over financial reporting relating to the fact that the Company did not have sufficient accounting resources and financial personnel with sufficient technical competence to ensure that more complex accounting analyses are properly prepared and reviewed. The material weakness remains unremediated as of May 31, 2019.

The material weakness resulted in, or could have resulted in, material misstatements in the May 31, 2019 financial statements (including disclosures) that were corrected prior to issuance.

(c) Material Weakness Discussion and Remediation
In connection with the unremediated material weakness as described above, we anticipate that we will invest in additional technical training for our accounting and finance personnel. Management believes that the implementation of this plan will remediate the material weaknesses described above. We are in the process of further reviewing, documenting, and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls.

(d) Important Considerations
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

(e) Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fourth quarter of 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

CORPORATE GOVERNANCE

Our Board is elected by our stockholders to oversee our business and affairs. The Board monitors and evaluates our business performance through regular communication with our chief executive officer and by holding Board meetings and Board committee meetings.

The Board values effective corporate governance and adherence to high legal and ethical standards. We have adopted the Code of Business Conduct and Ethics (the “Code of Conduct”), which is applicable to our employees, officers and members of our Board. This Code of Conduct is intended to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, SEC or the OTCQB, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the Code of Conduct, accountability for any violation of the Code of Conduct, and a culture of compliance and ethics. Our Code of Conduct is posted on our website at www.national.edu under the “Investor Relations” link. A paper copy is available to stockholders free of charge upon request to our Corporate Secretary.

Director Independence
We adhere to the director independence requirements under the OTCQB corporate governance rules. For a director to be considered independent under OTCQB rules, the Board must affirmatively determine that a director or director nominee does not have a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under these director independence standards, the Board has determined that each of current directors Mr. Berzina, Dr. Crane, Mr. Halbert, and Dr. Saban is independent. The Board based these determinations primarily on a review of the responses of the directors to questions regarding employment and compensation history, affiliations, family and other relationships, and on discussions with our directors.

Board’s Role in Risk Oversight
Our Board is responsible for oversight of our risks assessment and management process. The Board executes this oversight responsibility directly and through the standing committees of the Board. The Board and its committees regularly review and discuss with management our material strategic, operational, financial, regulatory compliance, and compensation risks.

The audit committee performs a central oversight role with respect to financial and compliance risks. The audit committee reviews and assesses the qualitative aspects of financial reporting, process to manage financial and financial reporting risk, and compliance with applicable legal, ethical and regulatory requirements. The audit committee regularly reports its findings to the Board. The compensation committee reviews and discusses with management the impact of our compensation policies and practices on risk taking within our organization. The Board dissolved the corporate governance and nominating committee on October 29, 2012 but, prior to its dissolution, the corporate governance and nominating committee assisted the Board in overseeing management’s processes for the assessment and management of non-financial risks and the steps that management has taken to monitor and control exposure to such risks. The Board has taken the responsibility of overseeing these risks since the dissolution of the corporate governance and nominating committee.

Board Leadership Structure
Our Board elects its Chairman and appoints the Company’s Chief Executive Officer according to what it determines is best for the Company and its stockholders at any given time. The offices of Chairman and Chief Executive Officer are currently held separately, which the Board has determined is in the best interests of the Company and its stockholders at this particular time. However, the Board does not believe there should be a fixed rule as to whether the offices of Chairman and Chief Executive Officer should be vested in the same person or two different people, or whether the Chairman should be an employee of the Company or should be elected from among the non-employee directors. The needs of the Company and the individuals available to fulfill these roles may dictate different outcomes at different times, and the Board believes that retaining flexibility in these decisions is in the best interest of the Company and its stockholders.

Certain Relationships and Related Transactions
Our Code of Conduct requires our employees to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest. The employees also are responsible to disclose to our compliance officer any actual or perceived conflict of interest. Related party transactions with respect to companies like ours are defined under the SEC rules. A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. Related party transactions are not permitted without the prior consent of our audit committee, or other independent committee of our Board if it is inappropriate for our audit committee to review such transaction due to a conflict of interest. In approving or rejecting the proposed transaction, our audit committee will consider the facts and circumstances available and deemed relevant to the committee, including the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence. Our audit committee will approve only those agreements and arrangements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion. The audit committee and disinterested directors approved the following related party transactions.

Mr. Robert D. Buckingham, vice chairman of our Board, has a son, Michael Buckingham, and a daughter, Deborah Buckingham, who are employed by the Company, and in the aggregate their compensation exceeded $120,000 during the fiscal year ended May 31, 2019. Michael Buckingham’s compensation during that period was $147,998 and Deborah Buckingham’s compensation during that period was $79,679. For fiscal year ended May 31, 2018, the compensation for Michael Buckingham and Deborah Buckingham was $146,915, and $77,247, respectively.

Our real estate operations conduct business through various projects and associations, including Fairway Hills I and II, Park West, Vista Park, Arrowhead View, Fairway Hills Park and Recreational Association, the Vista Park Homeowners’ Association and the Park West Homeowners’ Association. Park West consists of 48 apartment units and is owned by a partnership that is 50% owned by the Company and 50% owned by members of the Buckingham family (including Robert Buckingham, vice chairman of our board of directors, and his siblings and the spouses and estates of his siblings).

Park West Condo Sale

On September 12, 2019, the Company sold the Park West Condominium to Park West LLC, a South Dakota limited liability company, owned by the majority shareholder, the Chairman of the Board, and CEO of the Company, for a purchase price of $3 million. The Company received the cash payment before the financial statements were issued.

Board Committees and Their Functions
Our Board has established a standing audit committee and a compensation committee. It is our policy that all directors should attend the Annual Meeting. All directors attended last year’s annual meeting of stockholders.

Audit Committee
The audit committee is responsible, among its other duties and responsibilities, for overseeing our accounting and financial reporting processes, the audits of our financial statements, the qualifications of our independent registered public accounting firm and the performance of our internal audit function and independent registered public accounting firm. The audit committee reviews and assesses the qualitative aspects of our financial reporting, our processes to manage business and financial risk and our compliance with significant applicable legal, ethical and regulatory requirements. The audit committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The current members of our audit committee are Mr. Berzina, who serves as chair of the committee, and Dr. Crane. Our Board has determined that Mr. Berzina is an “audit committee financial expert,” as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. Each member of our audit committee is independent under Nasdaq rules and pursuant to Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

The audit committee held four regular meetings during the fiscal year ended May 31, 2019.

The audit committee has adopted a written charter. The audit committee reviews and assesses the adequacy of its written charter on an annual basis. A current copy of the audit committee charter may be found on our website at www.national.edu under the “Investor Relations” link and is available in print to any stockholder who requests it from our Corporate Secretary.

Compensation Committee
Among its various duties and responsibilities, the compensation committee is responsible for recommending to the Board the compensation and benefits of our chief executive officer, establishing the compensation and benefits of our other executive officers, monitoring compensation arrangements applicable to our chief executive officer and other executive officers in light of their performance, effectiveness and other relevant considerations and administering our equity incentive plans. The compensation committee also recommends to the Board the total compensation paid to non-management directors. As part of establishing compensation and benefits of our executive officers other than our chief executive officer, our chief executive officer discusses with and recommends to the compensation committee the compensation of executive officers other than himself. The compensation committee has the authority to retain and terminate a consultant or other outside advisor on compensation matters and reviews and discusses with our Board corporate succession plans for the chief executive officer and other key officers. See the “Executive and Director Compensation” section of this proxy statement for additional information regarding our processes and procedures for the consideration and determination of compensation of our named executive officers.

The current members of our compensation committee are Mr. Richard Halbert, who serves as chair of the committee, Dr. Therese Crane and Dr. Thomas Saban. The composition of our compensation committee meets the independence requirements of the OTCQB.

The compensation committee held four regular meetings during the fiscal year ended May 31, 2019.

The compensation committee has adopted a written charter. The compensation committee has the authority to retain outside advisors to assist it in the performance of its duties. A current copy of the compensation committee charter may be found on our website at www.national.edu under the “Investor Relations” link and is available in print to any stockholder who requests it from our Corporate Secretary.

Board Meetings and Attendance
The Board held four regular meetings during the fiscal year ended May 31, 2019. Each director attended, in person or by telephone, at least 75% of the meetings of both the Board and Board committees on which he or she served.

Directors
Robert D. Buckingham, 83, became vice-chairman of our Board as of the date of the election of his son, Dr. Edward Buckingham as Chairman, in August 2018. Mr. Buckingham had served as Chairman since the closing of our transaction with Dlorah in November 2009 and served in his capacity as chairman until August 2018. Mr. Buckingham has served as president of Dlorah since 1986 and as chairman of the board of directors of Dlorah. Mr. Buckingham has served as chairman of the board of governors of National American University (“NAU”) since 1991. He is a member of the board of directors of the Rapid City Defense Housing Corporation, which owns and leases the Dakota Ridge housing. From 1960 to 1981 he worked in various executive and management positions in transportation and real estate development organizations. Mr. Buckingham has a B.S. in Business Management from the University of Colorado. Mr. Buckingham is the father of Michael Buckingham, who is the president of our real estate operations, and of Deborah Buckingham, who is a business manager in our real estate operations.

Mr. Buckingham’s prior substantial experience as president and chairman of the board of directors of Dlorah enables him to bring significant experience to the Board relating to industry experience, depth of knowledge and familiarity with the Company with unique insights into the Company’s challenges, opportunities and operations.

Dr. Michael J. Hillyard, 49, joined the Board in March 2019. Dr. Hillyard brings over 20 years of experience in higher education strategy, governance, quality assurance, curriculum, accreditation, and regulation. He had previously served as President of the University of St. Augustine, a health science institution that annually produces the U.S.’s largest and third-largest classes of physical and occupational therapists. Prior to that, Dr. Hillyard served as President of Rockwell University, a university in Washington D.C., and before that, as an Executive and Vice President at the American Public University System.

Dr. Hillyard has served on numerous governing and higher education boards, such as the Commonwealth of Virginia's Career College Advisory Board in addition to providing consulting services to Hong Kong government’s accreditation council, Saudi Arabia’s national accreditation commission, the Sultanate of Oman’s academic quality assurance body, Jamaica’s higher education university council, Barbados’s accreditation council, and Egypt’s national accreditation authority.

Dr. Ronald L. Shape, 52, joined our Board in April 2013. Dr. Shape is also our president and chief executive officer. Dr. Shape served as chief executive officer since the closing of our transaction with Dlorah on November 2009, and received the added role of president during fiscal year 2016. Dr. Shape also served as our chief financial officer from November 2009 until October 2011. He has been the chief executive officer of NAU since April 2009, and was the chief operating officer of NAU from 2006 until 2009. Dr. Shape also served as the chief fiscal officer of NAU from 2002 until the closing of our transaction with Dlorah. In 2001, Dr. Shape was selected as the assistant to the university president of NAU and served as regional president for the Minnesota region with NAU in 2000. Dr. Shape worked in a number of different positions at NAU from 1991 to 2000, including system controller, assistant director of financial aid and student account specialist. Since 2013, Dr. Shape has been serving on the board of directors of the Education Consolidation Corp., an investment vehicle that consolidates quality post-secondary education institutions throughout Canada, and of Sodak Development, Inc. Dr. Shape has a B.A. from Dakota Wesleyan University and an MBA and Ed.D. from the University of South Dakota.

Dr. Shape’s particular qualifications for service on our Board include his substantial experience and understanding of the Company’s business, and industry knowledge.

Dr. Therese K. Crane, 69, joined our Board in January 2010. Since August 2003, she has operated Crane Associates, an educational technology consulting practice, advising educational technology companies in business strategy, marketing and sales. She currently serves in various leadership capacities within the education industry, including as a trustee for the Western Governors University, and as a board member of Curriki Foundation, a non-profit providing open source curriculum to teachers and parents worldwide. In 2016, Dr. Crane joined the board of directors of Alma Technologies and n2y, both software companies for K-12 schools. From 2012 to April 2014, Dr. Crane served on the board of Renaissance Learning, an educational assessment and learning analytics company. From 2003 to June 2011, she served as a consultant for e-Luminate Group, an education consulting firm. From 2006 to 2012, she was a board member of Tutor.com. Between 2004 and 2011, Dr. Crane served as Chairman of the Board of Noble Learning Communities, Inc., a publicly traded school management company. Formerly, Dr. Crane was a senior executive at Apple and AOL and the President of Josten’s Learning. Dr. Crane started her career as an elementary school classroom teacher. Dr. Crane has a B.S. in elementary education from the University of Texas at Austin, a M.Ed. in early childhood education and an Ed. D. in administrative leadership from the University of North Texas.

Dr. Crane’s prior experience on our Board and her extensive consulting work in the educational technology industry brings considerable expertise, leadership and sound guidance to the Board. Further, Dr. Crane’s experience as a board member of other public companies adds expertise to our compensation and audit committees.

Dr. Thomas D. Saban, 67, joined our Board as of the closing of our transaction with Dlorah in November 2009. He currently serves as vice president of finance and administration at Prairie State College in Chicago Heights, Illinois. He served as the vice president of administration and finance and chief financial officer of Rocky Vista University, College of Osteopathic Medicine from November 2008 to October 2011. Dr. Saban has over 27 years of experience in the education industry. He served as the vice president for finance and administration/chief financial officer at Texas A&M University from September 2007 to November 2008, associate vice president for planning, budgets and research at St. Petersburg College in Florida from October 2002 to September 2007 and as the vice president for administration and finance/chief financial officer at Worcester State College in Massachusetts from September 1996 to October 2002. He also served as the vice president for finance and administration/chief financial officer of Chadron State College in Nebraska from July 1990 to September 1996. Dr. Saban held a number of other educational and leadership roles from 1982 to 1990, including as controller, director of finance and system coordinator/project leader. Dr. Saban has a B.S. from the University of Wyoming, an MBA from the University of Miami and a Ph.D. from Barry University.

Dr. Saban is a licensed CPA and his financial expertise in the education industry provides valuable specialized knowledge and financial and analytical skill to the Board.

Richard L. Halbert, 77, joined our Board in June 2012. Mr. Halbert has served as a member of NAU’s Board of Governors for the past 16 years and is a former chair of the National American University Foundation, which was originally established as the NCB Foundation in 1967 for the purpose of making loans and providing scholarships, fellowships, grants, and other financial assistance to or for the benefit of students and faculty of NAU. From 2001 to 2007, Mr. Halbert also served as a member of the board of trustees for the Nebraska State College Board, which oversees the three Nebraska state colleges. Mr. Halbert possesses over 27 years of operational and business advisory experience. In 1991, he co-founded Arck Foods, Inc., a ham processing company, for which he currently serves as secretary and corporate counsel. Since 1991, he has also served as president and secretary of Ol’ Farmers Brand, Inc., a subsidiary of Arck Foods, Inc. that sells hams to Walmart. Since 1982, Mr. Halbert has served as a member of the board of directors of Southeast Nebraska Communications, Inc., for whom he is also corporate counsel. As an attorney at law whose firm Halbert, Dunn & Halbert, L.L.C. provides estate planning and business counseling, Mr. Halbert brings over 44 years of extensive legal experience to the Board. He is a Fellow in The American College of Trust and Estate Counsel. Mr. Halbert’s past contributions to our Company and extensive experience in higher education, corporate development, and legal advisory provides valuable knowledge and experience to our Board.

Jeffrey B. Berzina, 47, joined our Board in September 2012. Mr. Berzina served as the Vice President – Strategic Planning and Corporate Development of Black Hills Corporation, a diversified energy company publicly traded on the New York Stock Exchange, from March 2013 through June 2018. Mr. Berzina also held various other positions at Black Hills Corporation, including Vice President – Corporate Controller from May 2009 to March 2013, Vice President – Finance from November 2008 to May 2009, Assistant Corporate Controller from May 2004 to November 2008, and Director of Financial Reporting/Manager of Financial Reporting from July 2000 to May 2004. In addition, Mr. Berzina has served on the Financial Advisory Counsel and Investment Committee of Rapid City Catholic Diocese since August 2013. Mr. Berzina is a University of South Dakota graduate and has practiced as a Certified Public Accountant.

Mr. Berzina’s considerable experience overseeing strategic planning, mergers and acquisitions, and the accounting/finance function of a publicly traded company and his extensive knowledge of the SEC rules and regulations and accounting rules along with his strong understanding of the design and management of internal controls over financial reporting brings an in-depth and wide range of experience, particularly with respect to financial and regulatory matters, to our Board.

Dr. Edward Buckingham, 51, joined our Board in October 2016 and was elected as chairman of the Board in August 2018. Mr. Buckingham is a medical doctor, and the founder, director and owner of the Buckingham Center for Facial Plastic Surgery in Austin, Texas. Dr. Buckingham started his professional career as an auditor with Coopers and Lybrand. He founded the Buckingham Center for Facial Plastic Surgery in July 2003 after completing his residency at the University of Texas, and fellowship at New England Laser and Cosmetic Surgery Center in June 2003. Dr. Buckingham is a current board member for the American Board of Facial Plastic and Reconstructive surgery, and is a frequent publisher and lecturer on facial plastic surgery. Dr. Buckingham is the son of Mr. Robert Buckingham, vice chairman of the Company’s Board, and the grandson of Mr. Harold Buckingham, the founder of NAU. Dr. Buckingham grew up in Rapid City, South Dakota following the growth and developments of his family business. Dr. Buckingham earned his accounting degree from Southern Methodist University, and his doctor of medicine degree from University of Texas Medical Branch at Galveston with highest honors.

Dr. Buckingham’s life-long involvement with NAU, his audit experience with Coopers and Lybrand, and management of his own medical practice brings in-depth knowledge and experience with respect to finance, management and NAU’s business to the Board.

EXECUTIVE OFFICERS

The following sets forth information about our non-director executive officers as of the date of this filing. For information regarding Dr. Ronald L. Shape, our chief executive officer, see above under “Directors.”

Name	Position
Dr. Ronald L. Shape Mr. Thomas Bickart	President and Chief Executive Officer Chief Financial Officer
Dr. Lynn Priddy	Provost and Chief Academic Officer

Mr. Thomas Bickart, 55, is the Chief Financial Officer. Mr. Bickart has over twenty years of financial and operational experience, the majority at dynamic educational organizations.  Most recently, he assisted Edison Learning, Inc. restructure its operations and position the organization for new market growth.  Mr. Bickart previously served as CFO at TCI College of Technology from 2013 to 2016, where he executed a turnaround strategy.  From 2008 through 2013, he was CFO at Neumont University where he was integral in assisting the school become a highly recognized institution.

Dr. Lynn Priddy, 59, serves as Provost and Chief Academic Officer of National American University. She joined National American University in 2013 after serving 14 years with the Higher Learning Commission of NCA, the largest United States regional accreditor. Dr. Priddy served as the Vice President for Accreditation Services during her last seven years with the Commission. At the Commission, she was responsible for the accreditation processes, including the decision process, the peer corps and peer review, education and training, and the Academy for Assessment of Student Learning, for which she was the founding director. In her 14-year tenure at the Commission, Dr. Priddy played a pivotal leadership role in the conceptualization of the Commission’s new accrediting process, Pathways, the development of the 1600+ member Peer Review Corps, the establishment of AQIP, the alternative accrediting process based on continuous quality improvement principles, and the founding of the Academy for Persistence and Completion. Dr. Priddy began her higher education career at Nicolet College. She is a summa cum laude graduate of the State University of New York at Geneseo with a B.A. in English, a summa cum laude graduate of the University of Minnesota-Twin Cities with an M.A. in English; and a summa cum laude graduate of Capella University with a Ph.D. in Higher Education, research and evaluation.

Item 11. Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION
Overview
The compensation committee sets the compensation principles that guide the design of our compensation plans and programs for executive management. The compensation committee is charged with establishing, implementing and continually monitoring the executive compensation program, and in doing so endeavors to achieve and maintain a comprehensive package that is both fair and competitive, in furtherance of our overall objectives.

Our compensation program is designed to attract and retain highly qualified, ethical personnel and to encourage and reward superior company performance, with the best interests of our students in mind. Compensation of our officers and directors is designed to be consistent with the U.S. Department of Education regulations.

Compensation Philosophy
Our executive compensation philosophy is to maintain a compensation program that is both fair and competitive and which rewards performance of our senior management. To that end, we seek to set base salaries of our executive officers at levels that are comparable with that of executive officers at comparable companies, who have similar job descriptions, responsibilities and qualifications, such as experience and education level. We also compare the base salaries of our executive officers to those individuals at the Company with similar job titles, responsibilities, performance expectations, years of service at the Company, experience and education level. We may also adjust an executive officer’s base salary from year-to-year based on his or her achievement of subjective performance factors, such as providing effective day-to-day leadership and management of the university’s operations, developing strategic business plans, motivating and coordinating a high performance management team, supervising quality control systems of the university’s academic programs, and overseeing the ethical conduct of university personnel. Our compensation committee also considers whether such executive consistently met or exceeded his or her key operational targets, such as profit margins and net income. In considering these factors, our compensation committee does not weigh any one factor over another in setting base salary, but rather takes the various factors and performance reviews into consideration as a whole. Through this process, we seek to set base salaries for our executive officers that are both competitive and fair.

We also incorporate certain components into our executive compensation to incentivize our executives to achieve certain financial performance targets for the Company on a quarterly and annual basis, such as profit margins and net income. The financial performance targets contained in such formulas are configured to reward achievement of financial goals that reflect successful growth in revenue, increase in profitability, and efficient management of our costs. In setting these goals, the compensation committee may offer greater reward for achieving one metric over another depending on the level of importance it attaches to one factor over another. For example, the compensation committee may provide additional reward for achieving profitability and growth over cost goals, if it determines that such factors are more central to our strategic plan. Review of such metrics and weighing of each factors are conducted on an annual basis. Such a compensation system, we believe, not only encourages hard work, but also simplifies and makes more transparent our pay structure.

The compensation committee believes that our compensation programs are designed with an appropriate balance of risk and reward in relation to our overall objectives and do not create risks that are reasonably likely to have a material adverse effect on the Company’s business. In this regard, the compensation committee believes that our mix of short- and long-term compensation elements encourages our management to produce consistent, short-term financial results for the Company, but also encourages our management to increase long-term stockholder value. In particular, our quarterly and annual achievement awards reward our executive officers for achieving our short-term financial goals. Our long-term compensation, on the other hand, has an equity-based component that is intended to ensure that our executive officers’ focus on increasing long-term stockholder value. Through vesting and other performance measure provisions, our long-term compensation program is also designed to emphasize the performance measures that our executive officers need to achieve in order to deliver stockholder value.

Consistent with our compensation philosophy, the executive compensation program has been specifically designed to achieve the following objectives:

●
Meet the demands of the market. Provide an attractive combination of salary and quarterly, annual and long-term compensation at competitive levels among our peers who provide similar educational services in the markets we serve, to enable the recruitment and retention of highly qualified executives. We believe that the supply of qualified executive talent is limited and have designed our compensation programs to help us attract and retain qualified candidates by providing compensation that is competitive within the for-profit education industry and the broader market for executive talent. Our executive compensation policies are designed to assist us in attracting and retaining qualified executives by providing competitive levels of compensation that are consistent with the executives’ alternatives.

●
Aligning with Stockholders. Align the interests of executives with those of our stockholders through grants of equity-based compensation that also provide opportunities for ongoing executive ownership. Our compensation program uses equity-based awards, the value of which is contingent on our longer-term performance, in order to provide our executive officers with a direct incentive to seek increased stockholder returns. Our stockholders receive value when our stock price increases and by using equity-based awards, our executive officers also receive increased value when our stock price increases and decreased value when it decreases. We believe that equity-based awards exemplify our philosophy of having a straightforward structure by reminding executive officers that one measure of long-term corporate success is increased stockholder value over time. Because our equity awards are granted with time-based vesting, we believe these awards also aid in the retention of our executive officers.

●
Driving Performance. Structure executive compensation around the attainment of both company-wide and individual targets that further the Company’s long-range goals with the best interests of our students in mind and consistent with the U.S. Department of Education regulations. Link executive pay to attainment of both company-wide and individual targets to further and reward achievement of Company’s long-range goals.

Role of Management in Determining Compensation
Dr. Ronald L. Shape, our president and chief executive officer, on an annual basis makes recommendations to the compensation committee of our Board regarding the base salaries of our executive officers, other than for himself. The compensation committee also consults with Dr. Shape in identifying key operational targets of the Company and determining appropriate individual performance metrics for the executive officers for the following fiscal year.

Compensation Elements
The compensation program for our executive officers is comprised primarily of three elements: base salary, quarterly and annual incentives, and long-term equity awards. The amount of each compensation element that is paid in proportion to the total compensation for each named executive officer depends on overall market conditions and the financial performance achieved by the Company.

Base Salary. Base salary is an integral part of compensation for our executive officers. Unless determined pursuant to an employment agreement, the compensation committee generally recommends, and the Board approves, base salary levels for our named executive officers after completion of our annual employee performance review program and during the time when any salary changes are to take effect. In general, the compensation committee considers the following factors: (i) the individual’s performance and contribution to the long-range goals of the Company’s recent operating results, and (ii) review of salaries in the market survey data and for similar positions for comparable companies.

Quarterly and Annual Incentives. We have placed an emphasis on performance-based quarterly and annual achievement awards that are designed to reward our executive management team based on the achievement of specific performance measures and goals. We believe quarterly and annual performance-based pay furthers our compensation philosophy and objectives by focusing our executive officers on corporate goals, encouraging continuous quality improvement and providing straightforward awards. The target for quarterly and annual achievement awards pay for our executive officers is expressed as a percentage of base salary.

Long-Term Equity Awards. We believe that executive officers should have a significant potential to benefit from increases in our equity value in order to align the interests of the executive officers and our stockholders. The Company provides long-term equity awards under the National American University Holdings, Inc. 2009 Stock Option and Compensation Plan, or the “2009 Plan,” and the 2018 Stock Option and Compensation Plan, or the “2018 Plan”. The 2009 Plan and the 2018 Plan give the compensation committee the latitude of awarding stock options, non-qualified stock options, restricted stock and other types of long-term equity awards. Our equity awards may be split among stock options, restricted stock and restricted stock units so that the executive officers are incentivized to preserve as well as grow stockholder value. Our stock options, restricted stock and restricted stock unit awards generally use one- to three-year vesting with ten-year terms. The Company’s prior 2013 Stock Option and Compensation Plan, or the “2013 Plan” and restricted stock units were not used for compensation purposes in fiscal year 2019.

Summary Compensation Table
The following table and accompanying narrative disclosure explains compensation for the last two fiscal years for the individual who served as our chief executive officer during fiscal 2019, and for each of the two other most highly-compensated executive officers, other than our chief executive officer (collectively, the “named executive officers”). Dr. David Heflin resigned effective February 1, 2019, and was not employed at the end of fiscal year 2019. Dr. Heflin and Dr. Lynn Priddy were the two highest compensated executives other than the Chief Executive Officer. Mr. Paul Sedlacek was the next highest paid executive for fiscal year 2019 and is included in the following Summary Compensation Table.

Name and Title	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Dr. Ronald L. Shape	2019	358,433	51,369	1,348	0	7,642	418,792
President/Chief Executive Officer	2018	354,595	174,477(2)	6,431	0	0	577,188

Dr. David K. Heflin(4)	2019	152,980	700	193	9,250	0	163,123
Chief Financial Officer	2018	170,769	2,144	1,028	0	0	173,941

Mr. Paul Sedlacek	2019	143,163	700	385	6,875	0	151,123
General Counsel	2018	127,256	2,144	1,028	20,625	0	151,053

Dr. Lynn Priddy	2019	192,515	700	385	9,250	0	202,850
Provost/Chief Academic Officer	2018	182,583	65,984(3)	900	18,500	0	267,967

(1)
Amounts represent the aggregate grant date fair value of stock options as computed in accordance with FASB ASC Topic 718 utilizing the assumptions discussed in Note 11 to our Notes to the Annual Consolidated Financial Statements for the fiscal year ended May 31, 2019.
(2)
Amount represents $83,352 in stock portion of annual base salary, and the aggregate grant date fair value of 58,250 restricted stock units which did not vest (an additional $132,810).
(3)
Amount represents the aggregate grant date fair value of 28,000 restricted stock units which did not vest and merit award of 1,250 shares of common stock.
(4)
Dr. Heflin resigned from the Company effective as of February 1, 2019.

Discussion of Executive Compensation Decisions
Base Salaries
Our named executive officers’ compensation was determined, in part, by arrangements in effect between Dlorah and such named executive officer. The base salary of Dr. Shape was determined pursuant to his employment agreement that is described below under the heading “Employment Agreements.” In setting the annual base salary of our other senior executive officers, the compensation committee of our Board considered base salaries of other officers of similar ranks at the Company and at companies that provide similar educational services in the markets we serve and compared responsibilities of the position, performance expectations, years of service, experience and education level. The committee also considered individual’s performance and contribution to the long-range goals of the Company’s recent operating results. Our compensation committee does not have a predetermined formula or metric in comparing these factors, but generally sets a base salary it believes to be competitive but fair for each of our executive officers, based on the recommendations made by our chief executive officer. The amount of base salaries paid to each named executive officer for the fiscal years ended May 31, 2019 and 2018, are reported in the column captioned “Salary” of the “Summary Compensation Table” above.

Equity Awards
The compensation committee believes that it is in the best interest of our stockholders to have a substantial component of total compensation “at-risk” and dependent upon our financial performance.

Fiscal Year 2019
During fiscal year 2019, the long-term equity award plan under the 2013 Plan was not continued.

Each of Dr. Shape Dr. Priddy, Dr. Heflin, and Mr. Sedlacek was granted 4,375, 1,250, 1,250, and 1,250 shares of common stock, respectively, as merit awards.

Each of Dr. Shape Dr. Priddy, Dr. Heflin, and Mr. Sedlacek was also granted stock options to purchase 4,375, 1,250, 1,250 and 1,250 shares of common stock, respectively. Half of the options were immediately exercisable upon the grant date of October 20, 2018, and the other half on June 1, 2019.

In addition to the stock option grant, in accordance with the terms of the employment agreement between National American University and Dr. Ronald Shape, for fiscal year 2018 Dr. Shape received $41,667 in common stock as part of his annual base pay.

Fiscal Year 2018
During fiscal year 2018, Dr. Shape, Dr. Priddy, Dr. Heflin, and Mr. Sedlacek received Restricted Stock Units of 58,250, 28,000, 28,000, and 24,000, respectively under the 2013 Restricted Stock Unit Plan with the following performance-based vesting schedule.

Audited Operating Income/Loss EBIT Metric as of May 31, 2018	Percentage of Restricted Stock Units that will vest
Equal to or greater than $4,900,000	[100]%
Equal to or greater than $3,750,000 and less than $4,900,000	[67]%
Equal to or greater than $3,000,000 and $ less than $3,750,000	[25]%
Less than $3,000,000	[0]%

None of the restricted stock units vested as audited operating loss as of May 31, 2018 was less than $3,000,000.

Each of Dr. Shape Dr. Priddy, Dr. Heflin, and Mr. Sedlacek was granted 3,750, 1,250, 1,250, and 1,250 shares of common stock, respectively, as merit awards.

Each of Dr. Shape Dr. Priddy, Dr. Heflin, and Mr. Sedlacek was also granted stock options to purchase 3,750, 1,250, 1,250 and 1,250 shares of common stock, respectively. Half of the options were immediately exercisable upon the grant date of October 20, 2017, and the other half on June 1, 2018.

In addition to the stock option grant, in accordance with the terms of the employment agreement between National American University and Dr. Ronald Shape, for fiscal year 2018 Dr. Shape received $83,352 in common stock as part of his annual base pay.

Annual and Quarterly Incentives
Dr. Ronald L. Shape. For fiscal years ended May 31, 2019 and 2018, pursuant to the terms of his employment agreement, Dr. Shape was eligible to receive annual incentive pay. Annual incentive pay was determined in accordance with the following guidelines and other terms and exclusions as set forth in his employment agreement and was paid 75% in cash and 25% in Company stock under the 2009 Plan. Operating ratio was calculated by dividing total operating expenses by total revenue, except that the operating expenses and gross profit do not include: provisions for state and federal income taxes; interest income; interest expense; contribution to the Company’s 401(k) retirement program; gains and losses from securities; extraordinary items shown on the financial statement and gains or losses from the sale of major corporate properties outside the normal course of business; business expansion and development expenses and income from the inception through a period of two years from the date of enrollment of the first student at any new campus, location or program; accrued annual bonus calculations for the chief executive officer; and compensation expense of and for the Board.

Performance Guidelines	Payout
Company achieves an operating ratio (total operating expenses over total revenue) of less than 90%	No annual incentive pay
Company achieves an operating ratio (total operating expenses over total revenue) of equal to or less than 80%	Annual incentive pay of 1% of the Company’s total revenue (less Dr. Shape’s base salary)
Company achieves an operating ratio (total operating expenses over total revenue) between 80% and 90%	Prorated annual incentive pay

In accordance with the above annual incentive pay guidelines, no additional annual incentive pay was awarded to Dr. Shape in fiscal years 2019 and 2018.

Dr. Lynn Priddy, Dr. David Heflin, and Mr. Paul Sedlacek

Fiscal Year 2019
For fiscal year 2019, Dr. Priddy, Dr. Heflin, and Mr. Sedlacek were eligible for quarterly and annual achievement awards based on achieving predetermined performance objectives and targets for the Company. Dr. Priddy, Dr. Heflin, and Mr. Sedlacek were eligible for quarterly achievement awards based on meeting the Company’s budgeted quarterly pre-tax profit margins and Performance Index objectives related to institutional effectiveness goals. The amount of the quarterly achievement awards was calculated quarterly by taking the appropriate percentage multiplied by their current annual base salaries. They would receive a percentage of their annual base salaries each quarter based on achieving the objectives listed below. The maximum amount of quarterly achievement award that each of Dr. Priddy, Dr. Heflin, and Mr. Sedlacek was entitled to receive in fiscal 2019 was 80% of her or his annual base salary. We are not disclosing the quarterly profit margin targets because we believe such disclosure would cause us competitive harm in that it would reveal confidential future business plans and objectives. We set our quarterly profit margin targets based on our confidential strategic business plan and budget. Because our revenue and expenditure projections are based on our internal forecasts and confidential information about our business and developed primarily as a tool to facilitate strategic planning, disclosure of the profit targets would cause us significant competitive harm. Based on our prior years’ quarterly profit figures and our strategic business plans and objectives, we believe these profit targets were set sufficiently high to provide incentive to achieve a high level of performance. We believed it was difficult, although not unattainable, for the targets to be reached and, therefore, no more likely than unlikely that the targets will be reached.

Quarterly Objectives	Percentage of Annual Base Salary	Description
1	10% per quarter	For achieving the approved budgeted NAUH pre-tax profit margin for the quarter.
	5% per quarter	For achieving less than 100% but greater than 90% of the approved budgeted NAUH pre-tax profit margin.
2	10% per quarter	For achieving a performance index of 90% or better for overall performance for the quarter.
	5% per quarter	For achieving a performance index of greater than 80% and less than 90% for overall performance for the quarter.

As a result of performance objectives and targets achieved, Dr. Priddy, Dr. Heflin, and Mr. Sedlacek earned $9,250, $9,250, and $6,875 in quarterly achievements awards, respectively.

For fiscal year 2019, annual achievement award component was based on the Company’s actual EBIT for fiscal year 2019. To the extent that the actual EBITs for the fiscal year exceeded the budgeted EBITs for the fiscal year, as determined by the Board, each of Dr. Priddy, Dr. Heflin and Mr. Sedlacek was eligible to receive 5% of the excess up to a maximum of 75% of her or his annual base salary. The Company’s actual EBIT for the fiscal year 2019 did not exceed the budgeted EBIT, so no additional annual achievement award was paid for the fiscal year 2019.

Fiscal Year 2018
For fiscal year 2018, Dr. Priddy, Dr. Heflin, and Mr. Sedlacek were eligible for quarterly and annual achievement awards based on achieving predetermined performance objectives and targets for the Company. Dr. Priddy and Mr. Sedlacek were eligible for quarterly achievement awards based on meeting the Company’s budgeted quarterly pre-tax profit margins and certain quarterly organizational objectives related to institutional effectiveness goals. The amount of the quarterly achievement awards were calculated quarterly by taking the appropriate percentage multiplied by their current annual base salaries. They would receive a percentage of their annual base salaries each quarter based on achieving the objectives listed below. The maximum amount of quarterly achievement award that each of Dr. Priddy and Dr. Sedlacek was entitled to receive in fiscal 2018 was 80% of her or his annual base salary. We are not disclosing the quarterly profit margin targets because we believe such disclosure would cause us competitive harm in that it would reveal confidential future business plans and objectives. We set our quarterly profit margin targets based on our confidential strategic business plan and budget. Because our revenue and expenditure projections are based on our internal forecasts and confidential information about our business and developed primarily as a tool to facilitate strategic planning, disclosure of the profit targets would cause us significant competitive harm. Based on our prior years’ quarterly profit figures and our strategic business plans and objectives, we believe these profit targets were set sufficiently high to provide incentive to achieve a high level of performance. We believed it was difficult, although not unattainable, for the targets to be reached and, therefore, no more likely than unlikely that the targets will be reached.

Quarterly Objectives	Percentage of Annual Base Salary	Description
1	10% per quarter	For achieving the approved budgeted NAUH pre-tax profit margin for the quarter.
	5% per quarter	For achieving less than 100% but greater than 90% of the approved budgeted NAUH pre-tax profit margin.
2	10% per quarter	For achieving a performance index of 90% or better for overall performance for the quarter.
	5% per quarter	For achieving a performance index of greater than 80% and less than 90% for overall performance for the quarter.

As a result of performance objectives and targets achieved, Dr. Priddy, Dr. Heflin, and Mr. Sedlacek earned $18,500, $0, and $20,625 in quarterly achievements awards, respectively.

For fiscal year 2018, annual achievement award component was based on the Company’s actual earnings before interest and taxes, or EBIT, for fiscal year 2018. To the extent that the actual EBITs for the fiscal year exceeded the budgeted EBITs for the fiscal year, as determined by the Board, each of Dr. Priddy and Mr. Sedlacek was eligible to receive 5% of the excess up to a maximum of 75% of her or his annual base salary. The Company’s actual EBIT for the fiscal year 2018 did not exceed the budgeted EBIT, so no additional annual achievement award was paid for fiscal year 2018.

Outstanding Equity Awards at Fiscal Year-End
As of fiscal year ended May 31, 2019, there were no restricted stock awards granted to our named executive officers in fiscal year 2019.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price $	Option expiration date
	3,750(1)	$3.11	10/20/2024
Dr. Ronald L. Shape	53,954(2)	$3.06	10/20/2025
	3,750(3)	$1.96	10/20/2026
	3,750(5)	$1.72	10/20/2027
	4,375(7)	$0.56	10/20/2028

Mr. David Heflin(6)	0	0

Mr. Paul Sedlacek	9,521(2)	$3.06	10/20/2025
	1,500(3)	$1.96	10/20/2026
	1,250(5)	$1.72	10/20/2027
	1,250(7)	$0.56	10/20/2028

Dr. Lynn Priddy	15,000(4)	$3.67	1/22/2024
	10,000(2)	$3.06	10/20/2025
	1,500(3)	$1.96	10/20/2026
	1,250(5)	$1.72	10/20/2027
	1,250(7)	$0.56	10/20/2028

(1) These stock options were immediately exercisable upon the grant date of October 20, 2014.
(2) These stock options were granted on October 20, 2015, and vested in full as of June 1, 2016.
(3) These stock options were granted on October 20, 2016, and vested in full as of June 1, 2017.
(4) These stock options were granted on January 21, 2015, and vested in full as of June 1, 2015.
(5) These stock options were granted on October 20, 2017, and vested in full as of June 1, 2018.
(6) Dr. Heflin resigned effective February 1, 2019 and all options awards have expired.
(7) These stock options were granted on October 20, 2018, and vested in full as of June 1, 2019.

Employment Agreements

National American University, a division of Dlorah, our wholly-owned subsidiary, currently has an employment agreement with Dr. Shape. There are no employment agreements or arrangements, whether written or unwritten, for Mr. Sedlacek or Dr. Priddy, other than the compensation plan which is described above under Quarterly and Annual Achievement Awards.

Dr. Ronald L. Shape
On August 30, 2012, NAU entered into an executive employment agreement, dated effective as of June 1, 2012, with Dr. Shape (the “Employment Agreement”). The Employment Agreement replaced and superseded Dr. Shape’s prior employment agreement with the Company dated effective as of June 1, 2011 (the “Prior Agreement”). The term of Dr. Shape’s Employment Agreement continues until terminated by either party, upon mutual written agreement of both parties or upon resignation by the CEO upon twenty-four (24) calendar months’ written notice. The Employment Agreement provides for an initial annual base compensation of $427,500 to be paid as follows: $327,500 in cash or current funds and $100,000 in stock or other equity under the Company’s 2009 Stock Option and Compensation Plan (the “2009 Plan”). Commencing with NAU’s fiscal year beginning June 1, 2013 and for each of NAU’s fiscal years thereafter during the term of the agreement, Dr. Shape’s base annualized salary will be increased or decreased by the appropriate percentage increase or decrease in the Consumer Price Index – US City Average – All Urban Consumers. The Employment Agreement provides that if Dr. Shape is continuously employed through the last day of a fiscal year, he is entitled to receive “Annual Incentive Pay” for such fiscal year, determined and paid according to the guidelines set forth in the agreement and to be paid 75% in cash and 25% in stock or other equity under the Company’s 2009 Plan. The Employment Agreement also provides that Dr. Shape is entitled to participate in NAU’s benefit programs for its employees, to take up to five weeks paid time off and to be reimbursed for his business expenses.

In the event that Dr. Shape’s employment is terminated for “cause,” Dr. Shape will be entitled to (i) his base salary then in effect, prorated to the date of termination, (ii) all fringe benefits through the date of termination, and (iii) the remaining installments due, if any, for any Annual Incentive Pay earned for a NAU fiscal year prior to the final year that includes Dr. Shape’s date of termination. In the event that Dr. Shape’s employment is terminated without “cause,” Dr. Shape will be entitled to receive, as liquidated damages, (i) his then current base salary, payable monthly, for two years after termination or until he is again employed by another employer, whichever occurs first, and (ii) COBRA and continuation premiums for monthly health and dental insurance to continue the coverage in effect at termination for Dr. Shape and his dependents for a period of twelve months following termination. Dr. Shape will be entitled to receive the liquidated damages only if he signs and does not rescind a severance agreement at the time of termination.

The Employment Agreement includes a claw back provision whereby Dr. Shape may be required, upon certain triggering events, to repay all or a portion of the payments and benefits provided under the Employment Agreement, pursuant to any claw back policy adopted by or applicable to the Company pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, any Securities and Exchange Commission rule, any applicable listing standard promulgated by any national securities exchange or national securities association, or any other legal requirement. The Employment Agreement includes an agreement by Dr. Shape that he will not disclose any confidential information of NAU at any time during or after employment. In addition, the covenant not to compete set forth in the Employment Agreement will terminate 24 months after termination of Dr. Shape’s employment with NAU.

Director Compensation and Benefits
Our compensation committee periodically reviews the total compensation paid to non-management directors. The purpose of the review is to ensure that the level of compensation is appropriate to attract and retain a diverse group of directors with the breadth of experience necessary to perform the Board’s duties, and to fairly compensate directors for their service. The compensation committee considers the time and effort required for service on the Board, a Board committee and as a committee chair, and to the extent available reviews Board compensation survey information for comparably sized public companies.

For fiscal year ended May 31, 2019, non-employee directors of the Company received a retainer. This amount for fiscal year 2018 was $30,000 per annum. Effective November 1, 2018, this amount was reduced to $27,500 per annum. Payment for committee chair and committee membership assignments were also reduced effective November 1, 2018. Directors also received $3,600 for each committee he or she served on, while the Audit Committee chair received $13,500 and the Compensation Committee chair received $9,000. In addition, each non-employee director received restricted stock in an amount equal to $20,000 based on the closing price of our common stock on the date of grant. The Company’s directors and their dependents received health insurance coverage under our health care plan or equivalent payment for premium costs if the director declines health insurance coverage. Effective November 1, 2018, Mr. Edward Buckingham receives an annual retainer of $45,000 for serving as the chairman of our Board, and Dr. Jerry Gallentine received an annual retainer of $117,000 for serving as vice-chairman of our Board. Dr. Gallentine retired from the Company effective January 25, 2019. Effective January 1, 2019, Mr. Robert Buckingham received an annual retainer of $117,000 for serving as vice-chairman of our Board. The board suspended the monthly payments of the annual retainer beginning March 1, 2019.

The following table summarizes the compensation earned by our non-management directors during fiscal 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Michael J. Hillyard	0	0	1,360(3)	1,360
Robert Buckingham	20,143	0	25,778(1)	45,921
Dr. Jerry L. Gallentine	96,294(2)	0	8,489(3)	104,784
Jeffrey B. Berzina	27,667	8,761	3,175(3)	39,602
Dr. Therese K. Crane	31,233(4)	8,761	3,135(3)	43,130
Richard L. Halbert	28,667	8,761	3,105(3)	40,533
Dr. Thomas D. Saban	30,617	8,761	3,105(3)	42,483
James Rowan (5)	34,700(4)	8,761	3,175(3)	46,636
Dr. Edward Buckingham	27,500	0	0	27,500

(1)
Consists of $16,285 in health insurance benefits and $9,493 in use of company plane
(2)
Includes $15,000 for service on our Board of Governors
(3)
Represents health insurance benefits
(4)
Consists of $4,000 and $12,000 for service on the board special resource committee for Therese Crane and James Rowan, respectively
(5)
James Rowan no longer serves as a director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table presented below shows information regarding the beneficial ownership of our common stock as of August 19, 2019 by:

●
each person or entity known by us to own beneficially more than 5% of our outstanding common stock;

●
each of our directors;

●
each of our named executive officers; and

●
all of our directors and executive officers as a group.

As of August 5, 2019, there were 24,742,627 shares of our common stock issued and outstanding.

The information in the following table has been presented in accordance with the rules of the SEC. Under the SEC rules, beneficial ownership of a class of capital stock includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option, warrant or other right. If two or more persons share voting power or investment power with respect to specific securities, each such person is deemed to be the beneficial owner of such securities. Except as we otherwise indicate below and under applicable community property laws, we believe that the beneficial owners of the common stock listed below, based on information they have furnished to us, have sole voting and investment power with respect to the shares shown. Unless otherwise specified, the address of each of our directors, executive officers and each person or entity known by us to beneficially own more than 5% of our outstanding common stock is c/o National American University Holdings, Inc., 5301 Mt. Rushmore Road, Rapid City, South Dakota 57701.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
H. & E. Buckingham Limited Partnership	10,156,905	41.7%

Robert D. Buckingham Living Trust	3,457,864	14.2%

Camden Partners III SPV, LLC	2,199,449(1)	9.0%

T. Rowe Price Associates, Inc.	2,301,803(2)	9.3%

Michael Joseph Hillyard	3,032,116(3)	4.5%

Robert D. Buckingham	13,614,769(4)	55.9%
Vice Chairman of the Board of Directors

Dr. Ronald L. Shape	620,291(5)	2.53%
Chief Executive Officer, President, Director

Dr. Edward D. Buckingham	45,175(6)	*
Chairman of the Board of Directors

Dr. Lynn Priddy
Provost and Chief Academic Officer	14,000(7)	*

Thomas Bickart	0	*
Chief Financial Officer

Dr. Therese K. Crane Director	98,142(8)	*

Dr. Thomas D. Saban Director	67,034(9)	*

Richard L. Halbert Director	77,362(10)	*

Jeffrey B. Berzina Director	66,460(11)	*

All directors and executive officers as a group (of 10 individuals)	14,504,374	59.79%

__________________________________________________________________________________________________________________

*	Less than 1%.

(1)
Based on information contained in reports on Schedule 13G and Schedule 13D/A filed with the SEC on January 22, 2018. All of the 2,199,449 shares were transferred on January 17, 2018 by Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. to Camden Partners III SPV, L.P., in exchange for limited partnership interests in Camden Partners III SPV, L.P. As a result of the transfer, each of Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P., Camden Partners Strategic III, LLC, Camden Partners Strategic Manager, LLC and Donald W. Hughes ceased to beneficially own any shares. J. Todd Sherman, the managing member of Camden Partners Strategic Manager, LLC, and David L. Warnock are the two managers of Camden Partners III SPV, LLC, the general partner of Camden Partners III SPV, L.P. As a result, J. Todd Sherman, David L. Warnock, Camden Partners III SPV, L.P. and Camden Partners III SPV, LLC reported that each had shared voting power over 2,199,449 shares and shared dispositive power over 2,199,449 shares. Camden Partners III SPV, LLC, as the general partner of Camden Partners III SPV, L.P., J. Todd Sherman and David L. Warnock each be deemed to beneficially own the shares held by Camden Partners III SPV, L.P.

(2)
Based on information contained in a report on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2019 by T. Rowe Price Small-Cap Value Fund, Inc. and T. Rowe Price Associates, Inc., each of which has its principal business office at 100 East Pratt Street, Baltimore, Maryland 21202. February 14, 2018, T. Rowe Price Associates, Inc. reported that it had sole voting power over 312,503 shares and sole dispositive power over 2,414,703 shares, and T. Rowe Price Small-Cap Value Fund, Inc. reported that it had sole voting power over 2,102,200 shares and sole dispositive power over 0 shares.

(3)
Based on information contained in a report on Schedule 13G filed with the Securities and Exchange Commission on November 3, 2016 by Michael Joseph Hillyard and Cara Marie Hillyard, each of whom has his and her principal business office at 5378 Chandler Bend Drive, Jacksonville, Florida 32224. As of November, 3, 2016, Michael Hillyard reported that he had sole voting and dispositive power over 110,542 shares and shared voting and dispositive power over 1,094,376 shares, and Cara Hillyard reported that she had sole voting and dispositive power over 72,645 shares and shared voting and dispositive power over 1,094,376 shares.

(4)
Consists of common stock and common stock warrants owned by the H. & E. Buckingham Limited Partnership and the common stock owned by the Robert D. Buckingham Living Trust. Mr. Buckingham is the general partner of the H. & E. Buckingham Limited Partnership and in this capacity has sole power to direct the vote and disposition of our securities held by the H. & E. Buckingham Limited Partnership. Mr. Buckingham disclaims beneficial ownership of our securities owned by the H. & E. Buckingham Limited Partnership except to the extent of any pecuniary interest therein. As the trustee for the Robert D. Buckingham Living Trust, Mr. Buckingham is deemed to have sole voting and dispositive power of our securities held by the trust and is deemed to be the beneficial owner of all our securities owned by the Robert D. Buckingham Living Trust.

(5)	Includes options to purchase 4,375 shares of common stock of the Company.

(6)
Consists of common stock owned by Buckingham Interests, L.P. Dr. Buckingham is the general partner of Buckingham Interests L.P. and in this capacity has sole power to direct the vote and disposition of our securities held by Buckingham Interests L.P.

(7)	Includes options to purchase 1,250 shares of common stock of the Company.

(8)	Includes 22,727 time-based restricted shares of common stock of the Company which vest on October 9, 2019.

(9)	Includes 22,727 time-based restricted shares of common stock of the Company which vest on October 9, 2019 and 20 shares owned by a child of Dr. Saban and over which Dr. Saban has sole voting control.

(10)
Includes 22,727 time-based restricted shares of common stock of the Company which vest on October 9, 2019, 13,300 shares held jointly by Mr. Halbert’s wife and over which Mr. Halbert has shared voting control, 1,000 shares held by Mr. Halbert’s individual retirement account and over which Mr. Halbert has sole voting control, and 1,000 shares held by Mr. Halbert’s wife’s individual retirement account and over which Mr. Halbert has no voting control.

(11)	Includes 22,727 time-based restricted shares of common stock of the Company which vest on October 9, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of May 31, 2019, which includes our 2009 Stock Option and Compensation Plan, and our 2018 Stock Option and Compensation Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)
Equity compensation plans approved by stock holder(s)	162,204	2.87	1,558,889
Total	162,204	2.87	1,558,889

(1)
See Part II, Item 8, “Financial Statements and Supplementary Data” National American University Holdings, Inc. “Notes to Consolidated Financial Statements—Note 12—Stockholders’ Equity” for further description of our equity compensation plans.

(a)
Includes grants of stock options, time-based restricted stock awards, and performance based restricted stock units. For purposes of the table above, the number of shares to be issued under performance based restricted stock units reflects the maximum number of shares that may be issued; the actual number of shares to be issued will depend on the results of operations during the fiscal year ending May 31, 2019, and beyond

(b)
Includes weighted average exercise price of stock options only.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
For the information required under this Item 13, see the Section titled “Corporate Governance” under Part III, Item 10 of this annual report on Form 10-K.

Item 14. Principal Accountant Fees and Services.
Independent Registered Public Accounting Firm Fees and Services

For the fiscal years ended May 31, 2019 and 2018, Deloitte served as our independent registered public accounting firm. The following table presents the aggregate fees incurred for audit and audit-related services rendered by Deloitte during the fiscal years 2019 and 2018, respectively. The fees listed below were pre-approved by our audit committee.

Service Type	Fiscal 2019	Fiscal 2018
Audit Fees (1)	$550,000	$520,000
Audit-Related Fees (2)	84,425	59,480
Tax Fees		-
All Other Fees (3)		9,400
Total	$634,425	$588,880

(1)
Consists of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with regulatory findings.
(2)
Consists of travel, sales tax and other expenses related to audit services
(3)
Consists of fees associated with consulting for Henley-Putnam asset acquisition

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

4.2
Collateral Real Estate Mortgage, dated May 17, 2018, by Dlorah, Inc. in favor of Black Hills Community Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 21, 2018)

4.3
Promissory Note, dated May 17, 2018, by Dlorah, Inc. and National American University Holdings, Inc. to Black Hills Community Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 21, 2018)

10.1
Registration Rights Agreement, dated as of November 23, 2009, by and among Camden Learning Corporation and each of H. & E. Buckingham Limited Partnership and Robert D. Buckingham Living Trust (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 30, 2009)

10.2
Registration Rights Agreement, dated as of November 29, 2007, by and among Camden Learning Corporation and certain of the founding stockholders of Camden Learning Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 5, 2007)

10.3
Form of Restricted Stock Agreement under the registrant’s 2009 Stock Option and Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2010) *

10.4
National American University Holdings, Inc. 2009 Stock Option and Compensation Plan., as amended (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 30, 2009, and to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 27, 2014) *

10.5
National American University Holdings, Inc. 2018 Stock Option and Compensation Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 21, 2018) *

10.6
Employment Agreement between Dlorah, Inc. and Ronald Shape, dated effective as of June 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2012)*

10.7
Joinder to Registration Rights Agreement, dated as of January 12, 2010 between National American University Holdings, Inc. and T. Rowe Price Associates, Inc. on behalf of its investment advisory clients T. Rowe Price Small-Cap Value Fund, Inc. and T. Rowe Price U.S. Equities Trust (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on March 23, 2010)

10.8	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2010)*

10.9
National American University Holdings, Inc. 2013 Restricted Stock Unit Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 27, 2014)*

21.1	Subsidiaries of the Registrant Loan Agreement, dated May 10, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from National American University Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019, are formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Balance Sheets, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Stockholders Equity, (d) Consolidated Statements of Cash Flows, and (e) Notes to Annual Consolidated Financial Statements

*	Denotes management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National American University Holdings, Inc.

By:	/s/ Ronald L. Shape
Name:	Ronald L. Shape, Ed. D.
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Thomas Bickart
Name:	Thomas Bickart
Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

Dated as of September 18, 2019.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 18, 2019.

By:
Name:	Dr. Edward D. Buckingham
Title:	President and Chief Executive Officer
Chairman of the Board of Directors

By:
Name:	Robert D. Buckingham
Title:	Vice Chairman of the Board of Directors

By:	/s/ Therese Crane
Name:	Therese Crane, Ed.D.
Title:	Director

By:
Name:	Jeffrey Berzina
Title:	Director

By:	/s/ Thomas D. Saban
Name:	Thomas D. Saban, Ph.D.
Title:	Director

By:	/s/ Richard Halbert
Name:	Richard Halbert
Title:	Director

By:	/s/ Michael J. Hillyard
Name:	Michael J. Hillyard, D.P.A
Title:	Director

By:	/s/ Ronald L. Shape
Name:	Ronald L. Shape, Ed. D.
Title:	President, Chief Executive Officer and Director